Form 10-K
period 1993-12-31
ML MEDIA PARTNERS LP
filed 1994-03-31
CIK 785959

-67-
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended
                        December 31, 1993

                             0-14871
                    (Commission File Number)


                     ML MEDIA PARTNERS, L.P.
     (Exact name of registrant as specified in its governing
   Securities registered pursuant to Section 12(b) of the Act:

                              None
                        (Title of Class)
                          instruments)

                            Delaware
          (State or other jurisdiction of organization)

                           13-3321085
                (IRS Employer Identification No.)


                     World Financial Center
                    South Tower - 14th Floor
                 New York, New York  10080-6114
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:
(212) 236-6577

Securities registered pursuant to Section 12(g) of the Act:

                                           None
                        (Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

                   Units of Limited Partnership Interest
                        (Title of Class)
MEDIAS\MED10K.93
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:

Part I - Pages 12 through 19 and 38 through 46 of Prospectus, dated February 4, 1986, as supplemented by Supplements, dated June 4, 1986, November 4, 1986 and December 18, 1986, filed pursuant to Rules 424(b) and 424 (c), respectively, under the Securities Act of 1933.

                             Part I

Item 1.   Business

Formation

ML Media Partners, L.P. ("Registrant"), a Delaware limited partnership, was organized February 1, 1985. Media Management Partners, a New York general partnership (the "General Partner"), is Registrant's sole general partner. The General Partner is a joint venture, between RP Media Management (a joint venture organized as a New York general partnership under New York law consisting of The Elton H. Rule Company and IMP Media Management, Inc.), and ML Media Management Inc. ("MLMM"), a Delaware corporation and an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. and an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"). The General Partner was formed for the purpose of acting as general partner of Registrant. The Elton H. Rule Company was controlled by Elton
H. Rule until his death in May of 1990. As a result of Mr. Rule's death, the general partner interest of the Elton H. Rule Company in RP Media Management may be redeemed or acquired by a company controlled by I. Martin Pompadur.

Registrant is engaged in the business of acquiring, financing, holding, developing, improving, maintaining, operating, leasing, selling, exchanging, disposing of and otherwise investing in and dealing with media businesses and direct and indirect interests therein. (Reference is made to Note 9 of "Financial Statements and Supplementary Data" included in Item 8 hereof for segment information).

Registrant offered through Merrill Lynch up to 250,000 units of limited partnership interest ("Units") at $1,000 per Unit. The Registration Statement relating to the offering was filed on December 19, 1985 pursuant to the Securities Act of 1933 under Registration Statement No. 33-2290 and was declared effective on February 3, 1986 and amendments thereto became effective on September 18, 1986, November 4, 1986 and on December 12, 1986 (such Registration Statement, as amended from and after each such date, the "Registration Statement"). Reference is made to the prospectus dated February 4, 1986 filed with the Securities and Exchange Commission pursuant to Rule 424 (b) under the Securities Act of 1933, as supplemented by supplements dated June 4, 1986, November 4, 1986 and December 18, 1986 which have been filed pursuant to Rule 424 (c) under the Securities Act of 1933 (such Prospectus, as supplemented from and after each such date, the "Prospectus"). Pursuant to Rule 12b-23 of the Securities and Exchange Commission's General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended, the description of Registrant's business set forth under the heading "Risk and Other Important Factors" at pages 12 through 19 and under the heading "Investment Objectives and Policies" at pages 38 through 46 of the above-referenced Prospectus is hereby incorporated herein by reference.

The offering of Units commenced on February 4, 1986. Registrant held four Closings of Units; the first for subscriptions accepted prior to May 14, 1986 representing 144,990 Units aggregating $144,990,000; the second for subscriptions accepted thereafter and prior to October 9, 1986 representing 21,540 additional Units aggregating $21,540,000; the third for subscriptions accepted thereafter and prior to November 18, 1986 representing 6,334 additional Units aggregating $6,334,000; and the fourth and final Closing of Units for subscriptions accepted thereafter and prior to March 2, 1987 representing 15,130 additional Units aggregating $15,130,000. At these Closings, including the initial limited partner capital contribution of $100, subscriptions for an aggregate of 187,994.1 Units representing the aggregate purchase price of $187,994,100 were accepted. During 1989, the initial limited partner's capital contribution of $100 was returned.

Media Properties

As of December 31, 1993, Registrant's investments in media properties consist of a 50% interest in a joint venture which owns two cable television systems in Puerto Rico; four cable television systems in California; two VHF television stations in Lafayette, Louisiana and Rockford, Illinois; an FM and AM radio station combination in Bridgeport, Connecticut; a corporation which owns an FM radio station in Cleveland, Ohio; a 49.999% interest in a joint venture which owns an FM and AM radio station combination and a background music service in Puerto Rico; and an FM and AM radio station combination in Anaheim, California. The Universal Cable systems were sold on July 8, 1992. In addition, an FM and AM radio station combination in Indianapolis, Indiana was sold on October 1, 1993.

Puerto Rico Investments

Cable Television Investments

Pursuant to the management agreement and joint venture agreement dated December 16, 1986 (the "Joint Venture Agreement"), as amended and restated, between Registrant and Century Communications Corp., a Texas corporation ("Century"), the parties formed a joint venture under New York law, Century-ML Cable Venture (the "Venture"), in which each has a 50% ownership interest. Registrant and Century each initially contributed cash of $25 million to the Venture. Century is a wholly-owned subsidiary of Century Communications Corp., a publicly held New Jersey corporation unaffiliated with the General Partner or any of its affiliates. On December 16, 1986 the Venture, through its wholly-owned subsidiary corporation, Century-ML Cable Corporation ("C-ML Cable Corp."), purchased all of the stock of Cable Television Company of Greater San Juan, Inc. ("San Juan Cable"), utilizing the combined investment of the venturers together with debt financing, and liquidated San Juan Cable into C-ML Cable Corp. The final purchase price for San Juan Cable common stock was approximately $141.7 million. San Juan Cable is the operator of the largest cable television system in Puerto Rico.

On September 24, 1987, the Venture acquired all of the assets of Community Cable-Vision of Puerto Rico, Inc., Community
Cablevision of Puerto Rico Associates, and Community Cablevision Incorporated ("Community Companies"), which consisted of a cable television system serving the communities of Catano, Toa Baja and Toa Alta, Puerto Rico, which are contiguous to San Juan Cable. C-ML Cable Corp. and the Community Companies are herein referred to as C-ML Cable ("C-ML Cable"). Registrant's two cable properties in Puerto Rico are herein defined as the "Puerto Rico Systems." The Puerto Rico Systems currently serve approximately 104,677 basic subscribers, pass approximately 259,790 homes and consist of approximately 1,775 linear miles of plant.

The Community Companies were acquired pursuant to an Asset Acquisition Agreement entered into on April 22, 1987, between Century Community Holding Corp., a wholly-owned subsidiary of Century, and the Community Companies, and thereafter assigned to the Venture. The Venture purchased all of the assets of the Community Companies for $12.0 million, which was paid entirely from a portion of the proceeds of the debt financing described below.

During 1993, Registrant's share of the net revenues of the Puerto
Rico Systems totalled $20,060,514 (20.1% of operating revenues of Registrant).

During 1992, Registrant's share of the net revenues of the Puerto
Rico Systems totalled $18,265,681 (18.2% of operating revenues of Registrant).

During 1991, Registrant's share of the net revenues of the Puerto
Rico Systems totalled $17,340,529 (17.5% of operating revenues of Registrant).

Pursuant to a credit agreement (the "C-ML Credit Agreement") entered into at the time of closing of the San Juan Cable acquisition, C-ML Cable Corp. was allowed to borrow up to $100 million to finance the San Juan Cable acquisition, as well as certain capital improvements and working capital requirements associated therewith. C-ML Cable Corp. borrowed approximately $91 million under the credit facility at closing. Of this amount, approximately $19 million was used to repay existing bank debt of San Juan Cable.

The Venture financed the acquisition of the Community Companies with additional proceeds from the C-ML Credit Agreement. Pursuant to the C-ML Credit Agreement, as amended, C-ML Cable Corp.'s line of credit had been increased from $100 million to $108 million. The purchase price of the Community Companies of approximately $12 million was paid entirely with additional borrowings by C-ML Cable Corp. of $12 million, which C-ML Cable Corp. in turn loaned to the Venture.

Radio Investments

On February 15, 1989, Registrant and Century entered into a Management Agreement and Joint Venture Agreement whereby a new joint venture, Century-ML Radio Venture ("C-ML Radio"), was formed under New York law, and responsibility for the management of radio stations to be acquired by C-ML Radio was assumed by Registrant. As of December 31, 1993, Registrant has a 49.99% interest, and Century has a 50.01% interest, in C-ML Radio (see below).

On March 10, 1989, C-ML Radio acquired all of the issued and outstanding stock of Acosta Broadcasting Corporation ("Acosta"), Fidelity Broadcasting Corporation ("Fidelity"), and Broadcasting and Background Systems Consultants Corporation ("BBSC"); all located in San Juan, Puerto Rico. The purchase price for the stock was approximately $7.8 million.

The acquisition was financed with $900,000 of Registrant equity, $900,000 of equity from Century, and the balance of approximately $6 million from proceeds of the C-ML Credit Agreement. Refer to
Note 6 of "Item 8. Financial Statements and Supplementary Data" for further information regarding the C-ML Credit Agreement. At the time of acquisition, Acosta owned radio stations WUNO-AM and Noti Uno News, Fidelity owned radio station WFID-FM, and BBSC owned Beautiful Music Services, all serving various communities within Puerto Rico.

In connection with the purchase of Acosta, Fidelity and BBSC, the Venture amended the C-ML Credit Agreement on March 8, 1989 which increased the line of credit available under the C-ML Credit Agreement from $108 million to $114 million(refer to Note 6 of "Item 8. Financial Statements and Supplementary Data"). The Venture borrowed the increased available amount of $6 million and advanced it to C-ML Radio in exchange for a demand note from C-ML
Radio.   C-ML Radio used these proceeds to finance, in part, the
acquisition of Acosta, Fidelity and BBSC. The remainder of the total $7.8 million acquisition price was financed with equal equity contributions from Registrant and Century.

In February, 1990, C-ML Radio acquired the assets of Radio Ambiente Musical Puerto Rico, Inc. ("RAM"), a background music service. The purchase price was approximately $200,000 and was funded with cash generated by C-ML Radio. The operations of RAM were consolidated into those of BBSC.

As of December 31, 1993, the results of operations of C-ML Radio are not consolidated into the operations of Registrant as the equity method of accounting is used.

Effective March 8, 1989, C-ML Cable Corp. amended the C-ML Credit
Agreement, primarily to restructure certain restrictive covenants, provide for additional equity contributions to C-ML
Cable Corp. of $2.5 million each from Registrant and Century and to extend the maturity date. Refer to Note 6 of "Item 8.
Financial Statements and Supplementary Data" for further information regarding the C-ML Credit Agreement.

Effective January 1, 1994, all the assets of C-ML Radio were transferred to C-ML Cable, in exchange for the assumption by C-ML Cable of all the obligations of C-ML Radio and the issuance to Century and Registrant by C-ML Cable of new certificates evidencing partnership interests of 50% and 50%, respectively. The transfer was made pursuant to a Transfer of Assets and Assumption of Liabilities Agreement. At the time of this transfer, Registrant and Century entered into an amended and restated management agreement and joint venture agreement (the "Revised Joint Venture Agreement") governing the affairs of the revised Venture (herein referred to as the "Revised Venture").

Under the terms of the Revised Joint Venture Agreement, Century is responsible for the day-to-day operations of the Puerto Rico Systems and Registrant is responsible for the day-to-day operations of the C-ML Radio properties. For providing services of this kind, Century is entitled to receive annual compensation of 5% of the Puerto Rico Systems' net gross revenues (defined as gross revenues from all sources less monies paid to suppliers of pay TV product, e.g., HBO, Cinemax, Disney and Showtime) and Registrant is entitled to receive annual compensation of 5% of the C-ML Radio properties' gross revenues (after agency commissions, rebates or discounts and excluding revenues from barter transactions). All significant policy decisions relating to the Revised Venture, the operation of the Puerto Rico Systems and the operation of the C-ML Radio properties, however, will only be made upon the concurrence of both Registrant and Century. Registrant may require a sale of the assets and business of the Puerto Rico Systems or the C-ML Radio properties at any time. If Registrant proposes such a sale, Registrant must first offer Century the right to purchase Registrant's 50% interest in the Revised Venture at 50% of the total fair market value of the Venture at such time as determined by independent appraisal. If Century elects to sell the assets, Registrant may elect to purchase Century's interest in the Revised Venture on similar terms.

California Cable Systems

In December, 1986, ML California Cable Corporation ("ML California"), a wholly-owned subsidiary of Registrant, entered into an agreement (the "Stock Sale and Purchase Agreement") with SCIPSCO, Inc. ("SCIPSCO"), a wholly-owned subsidiary of Storer Communications, Inc. for the acquisition by ML California of four cable television systems servicing the California communities of Anaheim, Manhattan/Hermosa Beach, Rohnert Park, and Fairfield and surrounding areas. The acquisition was completed on December 23, 1986 with the purchase by ML California of all of the stock of four subsidiaries of SCIPSCO which at closing owned all the assets of the California cable television systems. The term "California Cable Systems" or "California Cable" as used herein means either the cable systems or the owning entities, as the context requires. The California Cable Systems currently serve approximately 131,830 basic subscribers, pass 216,328 homes and consist of approximately 2,250 linear miles of plant.

The purchase price for the California Cable Systems was approximately $170 million, which included certain tax liabilities of approximately $20 million in connection with the liquidation of ML California. The purchase price was funded with approximately $60 million of equity from Registrant with the balance advanced from the proceeds of debt financing.

Registrant and California Cable arranged the acquisition financing pursuant to a credit agreement (the "ML California Credit Agreement") entered into at the time of closing. Refer to Notes 2 and 6 of "Item 8. Financial Statements and Supplementary Data" for further information regarding the ML California Credit Agreement.

On December 30, 1986, ML California was liquidated into
Registrant and transferred all of its assets, except its FCC licenses, subject to its liabilities, to Registrant. The licenses were transferred to ML California Associates, a partnership formed between Registrant and the General Partner for the purpose of holding the licenses in which Registrant is Managing General Partner and 99.99% equity holder.

The daily operations of the California Cable Systems are managed by MultiVision Cable TV Corp. ("MultiVision"), a cable television multiple system operator ("MSO") controlled by I. Martin Pompadur. Mr. Pompadur, President, Secretary and Director of RP Media Management and Chairman and Chief Executive Officer of MultiVision, organized MultiVision in January 1988 to provide MSO services to cable television systems acquired by entities under his control, with those entities paying cost for those services pursuant to an agreement to allocate certain management costs, (the "Cost Allocation Agreement") with MultiVision. Mr. Pompadur is, indirectly, the general partner of ML Media Opportunity Partners, L.P., a publicly held limited partnership, and Registrant. ML Media Opportunity Partners, L.P. and its subsidiaries have invested in cable television systems now managed by MultiVision pursuant to the same Cost Allocation Agreement. The total customer base managed by Multivision declined significantly during 1992 as a result of divestitures by companies other than Registrant which had utilized the management services of Multivision, leading to slightly higher programming prices for all its managed systems including California Cable.

Registrant engaged Merrill Lynch & Co. and Daniels & Associates in January, 1994 to act as its financial advisors in connection with a possible sale of all or a portion of Registrant's
California Cable Systems.

There can be no assurances that Registrant will be able to enter into an agreement to sell the systems on terms acceptable to Registrant or that any such sale will be consummated. If a sale is consummated, it is expected that it would be consummated no earlier than the second half of 1994.

As an alternative to a sale, Registrant and its financial advisors may consider other strategic transactions to maximize the value of the California Cable Systems, such as a joint venture or an affiliation agreement with a larger multiple system operator. Merrill Lynch & Co. will not receive a fee or other form of compensation for acting as financial advisor in connection with a sale or other strategic transaction.

Registrant is currently unable to determine the impact of the February 22, 1994 FCC action and previous FCC actions (see below) on its ability to sell the California Cable systems or the potential timing and value of such a sale. However, as discussed below, the FCC actions have had, and will have, a detrimental impact on the revenues and profits of the California Cable systems.

During 1993, California Cable generated operating revenues of $54,988,374 (55.0% of operating revenues of Registrant).

During 1992, California Cable generated operating revenues of $52,838,582 (52.6% of operating revenues of Registrant).

During 1991, California Cable generated operating revenues of $48,583,606 (49.0%) of operating revenues of Registrant).

KATC Television Station

On September 17, 1986 Registrant entered into an acquisition agreement (the "Assets Purchase Agreement") with Loyola University, a Louisiana non-profit corporation ("Loyola"), for the acquisition by Registrant of substantially all the assets of television station KATC-TV, Lafayette Louisiana ("KATC-TV" or the "Station"). The acquisition was completed on February 2, 1987 for a purchase price of approximately $26,750,000. KATC-TV is a VHF affiliate of the American Broadcasting Company television network from which it obtains entertainment, news and sports programming. It is one of three commercial stations licensed to service Lafayette, Louisiana, an area of approximately 194,500 television households.

As part of the purchase, Registrant succeeded to all business contracts, agreements, leases, commitments and orders in connection with the operation of the Station. Registrant did not assume any existing debt of the Station or Loyola, nor did it assume any liabilities of the Station other than certain contractual commitments in the ordinary course of Station operations. All FCC licenses were transferred to KATC Associates, a partnership formed for the purpose of holding the licenses in which Registrant is the Managing General Partner and 99.999% equity holder. Registrant received the required FCC and local approvals for the acquisition of the Station and the transfer of all licenses. As consideration for part of the purchase price, Loyola had agreed not to compete with the Station in the Station's designated market area for two years.

During 1993, the Station generated operating revenues of $5,264,556 (5.3% of operating revenues of Registrant).

During 1992, the Station generated operating revenues of $5,120,331 (5.1% of operating revenues of Registrant).

During 1991, the Station generated operating revenues of $5,511,818 (5.6% of operating revenues of Registrant).

Registrant purchased the Station for cash; however, subsequent to the purchase, in order to refinance a portion of the equity investment, Registrant entered into a Revolving Credit Loan
Agreement (the "KATC Loan") in the initial amount of $17.0 million.

On June 21, 1989, Registrant entered into an Agreement of Consolidation, Extension, Amendment and Restatement (the "WREX-KATC Loan") which replaced the KATC Loan and the WREX Loan (see below) with a total borrowing facility of up to $27.1 million. Refer to Note 6 of "Item 8. Financial Statements and Supplementary Data" for further information regarding the WREX-KATC Loan.

WREX Television Station

On April 29, 1987, Registrant entered into an acquisition agreement (the "Asset Purchase Agreement") with Gilmore Broadcasting Corporation, a Delaware corporation ("Gilmore"), for the acquisition by Registrant of substantially all the assets of television station WREX-TV, Rockford, Illinois ("WREX-TV"). The acquisition was accomplished on August 31, 1987, by payment of the purchase price of approximately $18 million. Registrant funded the acquisition with $7 million of equity and $11 million of debt. WREX-TV is a VHF affiliate of the American Broadcasting Company television network from which it obtains entertainment, news and sports programming. It is one of four commercial stations licensed to serve Rockford, Illinois, an area of approximately 159,750 television households.

As part of the purchase, Registrant succeeded to all business contracts, agreements, leases, commitments and orders in connection with the operation of WREX-TV, including contracts with certain key employees. Registrant did not assume any existing debt of WREX-TV or Gilmore, nor did it assume any liabilities of WREX-TV other than certain contractual commitments in the ordinary course of operations. FCC licenses and all other permits and authorizations necessary for the operations of WREX-TV have been transferred to WREX Associates, a partnership between the General Partner and Registrant formed specifically for this purpose in which Registrant is the Managing General Partner and has a 99.999% equity interest. As consideration for part of the purchase price, Gilmore agreed not to compete with WREX-TV in its designated market area for three years.

During 1993, WREX-TV generated operating revenues of $4,920,860
(4.9% of operating revenues of Registrant).

During 1992, WREX-TV generated operating revenues of $4,794,592
(4.8% of operating revenues of Registrant).

During 1991, WREX-TV generated operating revenues of $4,368,677
(4.4% of operating revenues of Registrant).

To finance the purchase of WREX-TV, Registrant entered into a Revolving Credit Loan Agreement (the "WREX Loan"), which provided for borrowings of up to $11 million. The WREX Loan was subsequently replaced by the WREX-KATC Loan. Refer to Note 6 of "Item 8. Financial Statements and Supplementary Data" for further information regarding the WREX-KATC Loan.
WEBE-FM Radio

On August 20, 1987, Registrant entered into an Asset Purchase Agreement with 108 Radio Company, L.P., for the acquisition of the business and assets of radio station WEBE-FM, Westport, Connecticut ("WEBE-FM") which serves Fairfield and New Haven counties (WEBE-FM was subsequently moved to Bridgeport, Connecticut). Currently, WEBE-FM serves approximately 117,200 listeners each week in the Fairfield County market. The total acquisition cost of $12 million was funded by an equity contribution of $4.5 million and long-term debt of $7.5 million.

At the time of closing, the FCC licenses and all other permits and authorizations necessary for the operation of WEBE-FM were transferred to WEBE Associates, a partnership between the General Partner and Registrant formed especially for this purpose, and of which Registrant is the 99.999% owner.

In connection with the financing of WEBE-FM, Registrant entered into a credit agreement on December 16, 1987 (the "WEBE Loan") with the Connecticut National Bank. The WEBE Loan provided for borrowings up to $7.5 million.

On July 19, 1989, Registrant entered into an Amended and Restated Credit Security and Pledge Agreement (the "Wincom-WEBE-WICC Loan") which provided for borrowings up to $35 million and which was used, in part, to repay the WEBE Loan. On July 30, 1993, Registrant and Chemical Bank executed an amendment to the Wincom-WEBE-WICC Loan (the "Restructuring Agreement"), effective January 1, 1993, which cured all previously outstanding defaults pursuant to the Wincom-WEBE-WICC Loan. Refer to Note 6 of "Item 8. Financial Statements and Supplementary Data" for further information regarding the Wincom-WEBE-WICC Loan and the Restructuring Agreement.

During 1993, WEBE-FM generated operating revenues of $4,403,464
(4.4% of operating revenues of Registrant).

During 1992, WEBE-FM generated operating revenues of $3,967,239
(4.0% of operating revenues of Registrant).

During 1991, WEBE-FM generated operating revenues of $3,892,235
(3.9% of operating revenues of Registrant).

Wincom

On August 26, 1988, Registrant acquired 100% of the stock of Wincom Broadcasting Corporation ("Wincom"), an Ohio corporation headquartered in Cleveland. At acquisition, Wincom and its subsidiaries owned and operated five radio stations - WQAL-FM, Cleveland, Ohio; WCKN-AM/WRZX-FM, Indianapolis, Indiana (the "Indianapolis Stations", including the Indiana University Sports Radio Network, which was discontinued after the first half of
1992); KBEZ-FM, Tulsa, Oklahoma; and WEJZ-FM, Jacksonville,
Florida.

The purchase price for the stock of Wincom was approximately $46 million, of which approximately $26 million was funded with Registrant's equity funds. The balance of $20 million was financed with Registrant borrowings.

To finance the acquisition of Wincom, Registrant entered into a Credit Security and Pledge Agreement with Chemical Bank (the "Wincom Loan") for a term loan in the amount of $20 million. The Wincom Loan was subsequently replaced by the Wincom-WEBE-WICC Loan. On July 30, 1993, Registrant and Chemical Bank executed the Restructuring Agreement, effective January 1, 1993, which cured all previously outstanding defaults pursuant to the Wincom-WEBE-WICC Loan. Refer to Note 6 of "Item 8. Financial Statements and Supplementary Data" for further information regarding the Wincom-WEBE-WICC Loan and the Restructuring Agreement.

On November 27, 1989, Registrant entered into an asset purchase agreement with Renda Broadcasting Corp. ("Renda"), whereby Registrant sold, on July 31, 1990, the business and assets of radio stations KBEZ-FM, Tulsa, Oklahoma and WEJZ-FM, Jacksonville, Florida to Renda. The net proceeds from the sale of the stations, which totalled approximately $10.3 million, were used to repay outstanding principal under the Wincom-WEBE-WICC Loan, as required by that agreement.

On April 30, 1993, WIN Communications of Indiana, Inc., a 100%- owned subsidiary of Wincom, entered into an Asset Purchase Agreement to sell substantially all of the assets of the Indianapolis Stations to Broadcast Alchemy, L.P.("Alchemy") for gross proceeds of $7 million. Alchemy is not affiliated with Registrant. The proposed sale was subject to approval by the FCC, which granted its approval on September 22, 1993. On October 1, 1993, the date of the sale of the Indianapolis Stations, the net proceeds from such sale, which totalled approximately $6.1 million, were remitted to Chemical Bank, as required by the terms of the Restructuring Agreement, to reduce the outstanding principal amount of the Series B Term Loan due Chemical Bank pursuant to the Restructuring Agreement. In addition, certain additional amounts from the net proceeds from the sale of the Indianapolis Stations, including an escrow deposit of $250,000, may ultimately be paid to Chemical Bank. Refer to Note 6 of "Item 8. Financial Statements and Supplementary Data" for further information regarding the Restructuring Agreement.

During 1993, Wincom generated operating revenues of $5,229,301
(5.2% of operating revenues of Registrant).

During 1992, Wincom generated operating revenues of $5,388,050
(5.4% of operating revenues of Registrant).

During 1991, Wincom generated operating revenues of $5,509,113
(5.6% of operating revenues of Registrant).

Universal

On September 19, 1988 Registrant acquired 100% of the stock of Universal Cable Holdings, Inc. ("Universal Cable"), a Delaware Corporation, pursuant to a stock purchase agreement (the "Stock Purchase Agreement") executed on June 17, 1988. Universal Cable, through three wholly-owned subsidiaries, owned and operated cable television systems located in Kansas, Nebraska, Colorado, Oklahoma and Texas.

The aggregate purchase price was approximately $43 million, of which approximately $12 million was funded with Registrant's equity. The balance of $31 million was financed by Registrant borrowings. Registrant borrowed an additional $4.6 million after closing for working capital purposes. Both borrowings were pursuant to a Revolving Credit Agreement (the "Universal Credit Agreement") dated as of September 19, 1988.

On July 8, 1992, Registrant sold Universal; all proceeds of sale were paid to the lender to Universal and Registrant was released from all obligations under the Universal Credit Agreement. Refer to Note 3 of "Item 8. Financial Statements and Supplementary Data" for further information on the sale of Universal.

During the 193-day period in which Registrant owned Universal in 1992, Universal generated operating revenues of $4,681,966 (4.7% of operating revenues of Registrant).

During 1991, Universal generated operating revenues of $8,525,093
(8.6% of operating revenues of Registrant).

WICC-AM

On July 19, 1989, Registrant purchased all of the assets of radio station WICC-AM located in Bridgeport, Connecticut from Connecticut Broadcasting Company, Inc. The purchase price of $6.25 million was financed solely from proceeds of the Wincom-WEBE-WICC Loan. On July 30, 1993, Registrant and Chemical Bank executed the Restructuring Agreement, effective January 1, 1993, which cured all previously outstanding defaults pursuant to the Wincom-WEBE-WICC Loan. Refer to Note 6 of "Item 8. Financial Statements and Supplementary Data" for further information regarding the Wincom-WEBE-WICC Loan and the Restructuring Agreement.

At the time of closing, the FCC licenses and all other permits and authorizations necessary for the operation of WICC-AM were transferred to WICC Associates, a partnership between the General Partner and Registrant formed especially for this purpose, and of which Registrant is the 99.999% owner.

During 1993, WICC-AM generated operating revenues of $1,875,348
(1.9% of operating revenues of Registrant).

During 1992, WICC-AM generated operating revenues of $1,814,294
(1.8% of operating revenues of Registrant).

During 1991, WICC-AM generated operating revenues of $1,844,952
(1.9% of operating revenues of Registrant).

Anaheim Radio Stations

On November 16, 1989, Registrant acquired KORG-AM and KEZY-FM (the "Anaheim Radio Stations") located in Anaheim, California from Anaheim Broadcasting Corporation. The total acquisition cost was $15,125,000. At the time of closing, the FCC licenses and all other permits and authorizations necessary for the operation of the Anaheim Radio Stations were transferred to Anaheim Radio Associates, a partnership between the General Partner and Registrant formed especially for this purpose, and of which Registrant owns 99.999%.

To finance the acquisition of the Anaheim Radio Stations, on November 16, 1989, Registrant entered into a $16.5 million revolving credit bridge loan ("the Anaheim Radio Loan") with Bank of America.

On May 15, 1990, Registrant entered into the revised ML
California Credit Agreement, which was used in part to repay and refinance the Anaheim Radio Loan. Refer to Note 6 of "Item 8.
Financial Statements and Supplementary Data" for further information regarding the ML California Credit Agreement.

During 1993, the Anaheim Radio Stations generated operating revenues of $3,049,363 (3.1% of operating revenues of Registrant).

During 1992, the Anaheim Radio Stations generated operating revenues of $3,103,438 (3.1% of operating revenues of Registrant).

During 1991, the Anaheim Radio Stations generated operating revenues of $3,184,990 (3.2% of operating revenues of Registrant).

Employees

As of December 31, 1993 Registrant employed approximately 510 persons at its wholly-owned properties. The business of Registrant is managed by the General Partner. RP Media Management, ML Media Management Inc. and ML Leasing Management Inc., all affiliates of the General Partner, perform certain management and administrative services for Registrant.

COMPETITION

Cable Television

Cable television systems compete with other communications and entertainment media, including off-air television broadcast signals that a viewer is able to receive directly using the viewer's own television set and antenna. The extent of such competition is dependent in part upon the quality and quantity of such off-air signals. In the areas served by Registrant's systems, a substantial variety of broadcast television programming can be received off-air. In those areas, the extent to which cable television service is competitive depends largely upon the system's ability to provide a greater variety of programming than that available off-air and the rates charged by Registrant's cable systems for programming. Cable television systems also are susceptible to competition from other multiple-channel video programming delivery systems, from other forms of home entertainment such as video cassette recorders, and in varying degrees from other sources of entertainment in the area, including motion picture theaters, live theater and sporting events. On December 17, 1993, the first high-powered direct broadcast satellite ("DBS") designed to provide nationwide multiple-channel video programming delivery services was successfully launched. Service to home subscribers from this satellite is expected to be available beginning sometime during the first half of 1994.

In recent years, the FCC has adopted polices providing for authorization of new technologies and a more favorable operating environment for certain existing technologies which provide, or have the potential to provide, substantial additional competition for cable television systems. For example, the FCC has revised its rules on MMDS (or "wireless cable") to foster MMDS services competitive with cable television systems, has authorized telephone companies to deliver video services through a common-carrier-based service called "video dialtone," and, most recently, has proposed a new service, the Local Multipoint Distribution Service ("LMDS"), which would employ technology similar to cellular telephone systems for the distribution of
television programming directly to subscribers.   Moreover, it is
currently studying the issue of whether telephone companies should be permitted any direct involvement in video programming. At the same time, a major legislative initiative is underway in Congress and within the Clinton-Gore Administration to re-write the Communications Act of 1934, in order to facilitate development of the so-called "information superhighway" by, among other things, encouraging more competition in the provision of both local telephone and local cable service. One proposal being considered in this process is whether the current statutory ban on telephone companies providing cable service within their own local exchange areas should be eliminated. The term "information superhighway" generally refers to a combination of technological improvements or advances that would give the American public widespread access to a new broadband, interactive communications system, capable of supplying vast new quantities of both data and video. Certain other legislative or regulatory initiatives that may result in additional competition for cable television systems are described in the following sections.

The competitive environment surrounding cable television was further altered during the past year by a series of marketplace announcements documenting the heightened involvement of telephone companies in the cable television business. Some of these involve the purchase of existing cable systems by telephone companies outside their own exchange areas, while others contemplate expanded joint ventures between certain major cable companies and regional telephone companies. Although the most prominent recent development in this regard, the planned merger of Tele-Communications, Inc., the largest cable operator in the country, with Bell Atlantic Corporation, one of the Bell Operating Companies, was terminated in February, 1994, similar combinations are possible in the future.

Broadcast Television

Operating results for broadcast television stations are affected by the availability, popularity and cost of programming; competition for local, regional and national advertising revenues; the availability to local stations of compensation payments from national networks with which the local stations are affiliated; competition within the local markets from programming on other stations or from other media; competition from other technologies, including cable television; and government regulation and licensing. Due primarily to increased competition from cable television, with that medium's plethora of viewing alternatives and from the Fox Network, the share of viewers watching the major U.S. networks, ABC, CBS, and NBC, has declined significantly over the last ten years. This reduction in viewer share has made it increasingly difficult for local stations to increase their revenues from advertising. The combination of these reduced shares and the impact of the recent economic recession on the advertising market, resulted in generally deteriorating performance at many local stations affiliated with ABC, CBS, and NBC. Although the share of viewers watching the major networks has recently leveled off or increased slightly, additional audience and advertiser fragmentation may occur if, as planned, one or more additional over-the-air broadcast networks is successfully launched.

Radio Industry

The radio industry is highly competitive and dynamic, and reaches a larger portion of the population than any other medium. There are generally several stations competing in an area and most larger markets have twenty or more viable stations; however, stations tend to focus on a specific target market by programming music or other formats that appeal to certain demographically specific audiences. As a result of these factors, radio is an effective medium for advertisers as it can have mass appeal or be focused on a specific market. While radio has not been subject to an erosion in market share such as that experienced by broadcast television, it was also subject to the depressed nationwide advertising market. Recent changes in FCC multiple ownership rules have led to more concentration in some local radio markets as a single party is permitted to own additional stations or provide programming and sell advertising on stations it does not own.

Registrant is subject to significant competition, in many cases from competitors whose media properties are larger than Registrant's media properties.

LEGISLATION AND REGULATION

Cable Television Industry

The cable television industry is extensively regulated by the federal government, some state governments and most local franchising authorities. In addition, the Copyright Act of 1976 (the "Copyright Act") imposes copyright liability on all cable television systems for their primary and secondary transmissions of copyrighted programming. The regulation of cable television systems at the federal, state and local levels is subject to the political process and has been in constant flux over the past decade. This process continues to generate proposals for new laws and for the adoption or deletion of administrative regulations and policies. Further material changes in the law and regulatory requirements, especially as a result of the 1992 Cable Act (the "1992 Cable Act"), must be expected. There can be no assurance that the Registrant's Cable Systems will not be adversely affected by future legislation, new regulations or judicial or administrative decisions.

The following is a summary of federal laws and regulations materially affecting the cable television industry and a description of certain state and local laws with which the cable industry must comply.

Federal Statutes

The Cable Act imposes certain uniform national standards and guidelines for the regulation of cable television systems. Among other things, the legislation regulates the provision of cable television service pursuant to a franchise, specifies a procedure and certain criteria under which a cable television operator may request modification of its franchise, establishes criteria for franchise renewal, sets maximum fees payable by cable television operators to franchising authorities, authorizes a system for regulating certain subscriber rates and services, outlines signal carriage requirements, imposes certain ownership restrictions, and sets forth customer service, consumer protection, and technical standards. Violations of the Cable Act or any FCC regulations implementing the statutory law can subject a cable operator to substantial monetary penalties and other sanctions.

Federal Regulations

Federal regulation of cable television systems under the Cable Act and the Communications Act of 1934 is conducted primarily through the FCC, although, as discussed below, the Copyright Office also regulates certain aspects of cable television system operation. Among other things, FCC regulations currently contain detailed provisions concerning non-duplication of network programming, sports program blackouts, program origination, ownership of cable television systems and equal employment opportunities. There are also comprehensive registration and reporting requirements and various technical standards.
Moreover, pursuant to the 1992 Cable Act, the FCC has, among other things, established new regulations concerning mandatory signal carriage and retransmission consent, consumer service standards, the rates that may be charged to subscribers, and the rates and conditions for commercial channel leasing. The FCC also issues permits, licenses or registrations for microwave facilities, mobile radios and receive-only satellite earth stations, all of which are commonly used in the operation of cable systems.

The FCC is authorized to impose monetary fines upon cable television systems for violations of existing regulations and may also suspend licenses and other authorizations and issue cease and desist orders. It is likewise authorized to promulgate various new or modified rules and regulations affecting cable television, many of which are discussed in the following paragraphs.

The 1992 Cable Act

In 1992, over the veto of President Bush, the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") was enacted by vote of Congress. The 1992 Cable Act clarifies and modifies certain provisions of the 1984 Cable Act as well as codifying certain FCC regulations and adding a number of new requirements. Implementation of the new legislation was generally left to the FCC. Throughout 1993 the FCC undertook or completed a substantial number of complicated rulemaking proceedings resulting in a host of new regulatory requirements or guidelines. Several of the provisions of the 1992 Cable Act and certain FCC regulations implemented pursuant thereto are being tested in court. Registrant cannot predict the result of any pending or future court challenges or the shape any still-pending or proposed FCC regulations may ultimately take, nor can Registrant predict the effect of either on its operations.

As discussed in greater detail elsewhere in this filing, some of the principal provisions of the 1992 Cable Act include: (1) a mandatory carriage requirement coupled with alternative provisions for retransmission consent as to over-the-air television signals; (2) rate regulations that completely replace the rate provisions of the 1984 Cable Act; (3) consumer protection provisions; (4) a three-year ownership holding requirement; (5) some clarification of franchise renewal procedures; and (6) FCC authority to examine and set limitations on the horizontal and vertical integration of the cable industry. Other provisions of the wide-ranging 1992 Cable Act include: a prohibition on "buy-throughs," an arrangement whereby subscribers are required to subscribe to a program tier other than basic in order to receive certain per-channel or per-program services; requiring the FCC to develop minimum signal standards, rules for the disposition of home wiring upon termination of cable service, and regulations regarding compatibility of cable service with consumer television receivers and video cassette recorders; a requirement that the FCC promulgate rules limiting children's access to indecent programming on access channels; notification requirements regarding sexually explicit programs; and more stringent equal employment opportunity rules for cable operators. The 1992 Cable Act also contains a provision barring both cable operators and certain vertically integrated program suppliers from engaging in practices which unfairly impede the availability of programming to other multichannel video programming distributors. In sum, the 1992 Cable Act codifies, initiates, or mandates an entirely new set of regulatory requirements and standards. It is an unusually complicated and sometimes confusing legislative enactment whose ultimate impact depends on a multitude of FCC enforcement decisions as well as certain yet-to-be concluded FCC proceedings. It is also subject to pending and future judicial challenges. Because of these factors, and the on-going nature of so many highly complicated and uncertain administrative proceedings, it is only possible, at this juncture, to simply note the key features of the new law. How and to what extent most of these individual provisions will impact Registrant's operations must necessarily await future developments at the FCC, before the courts, and in the marketplace.

Although still subject to various reconsideration petitions, further rulemaking notices, or pending court appeals, the FCC has adopted new regulations in most areas mandated by the 1992 Cable Act. These include rules and regulations governing the following areas: indecency on leased access channels, obscenity on public, educational and governmental ("PEG") channels, mandatory carriage and retransmission consent of over-the-air signals, home wiring, equal employment opportunity, tier "buy-throughs," customer service standards, cable television ownership standards, program access, carriage of home shopping stations, and rate regulation. Most of these new regulations went into effect within the past year, even though the FCC standards on indecency on certain access channels were overturned as unconstitutional by the U.S. Court of Appeals for the District of Columbia Circuit on November 23, 1993, and the constitutionality of the mandatory carriage provision of the 1992 Cable Act is now pending before the U.S. Supreme Court (after having been found constitutional by a 2-1 decision of a special three-judge panel of the U.S. District Court for the D.C. Circuit on April 8, 1993). The Registrant is unable to predict the ultimate outcome of these proceedings or the impact upon its operations of various FCC regulations still being formulated and/or interpreted.

As previously noted, under the broad statutory scheme, cable operators are subject to a two- level system of regulation with some matters under federal jurisdiction, others subject strictly to local regulation, and still others subject to both federal and local regulation. Following are descriptions of some of the more significant regulatory areas of concern to cable operators.

Franchises

The Cable Act affirms the right of franchising authorities to award one or more franchises within their jurisdictions and prohibits future cable television systems from operating without a franchise. The 1992 Cable Act provides that franchising authorities may not grant an exclusive franchise or unreasonably deny award of a competing franchise. The Cable Act also provides that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment but may not specify requirements for video programming or information services other than in broad categories.

Under the 1992 Cable Act, franchising authorities are now exempted from money damages in cases involving their exercise of regulatory authority, including the award, renewal, or transfer of a franchise, except for cases involving discrimination on race, sex, or similar impermissible grounds. Remedies are limited exclusively to injunctive or declaratory relief. Franchising authorities may also build and operate their own cable systems without a franchise.

The Cable Act permits local franchising authorities to require cable operators to set aside certain channels for PEG access programming and to impose a franchise fee of up to five percent of gross annual system revenues. The Cable Act further requires cable television systems with 36 or more channels to designate a portion of their channel capacity for commercially leased access by third parties, which generally is available to commercial and non-commercial parties to provide programming (including programming supported by advertising). The FCC was required by the 1992 Cable Act to adopt new rules setting maximum reasonable rates and other terms for the use of such leased channels. This was done as part of the FCC's comprehensive cable rate regulation order released on May 3, 1993. The FCC also has jurisdiction to resolve disputes over the provision of leased access.

In 1993, the U.S. Supreme Court ended a period of prolonged confusion over the reach of the 1984 Cable Act's franchising requirements by rejecting a constitutional challenge to the Act's definition of "cable system." In FCC v. Beach Communications, Inc., 113 S. Ct. 2096 (1993), the Court held that the Act's exemption of certain satellite master antenna television ("SMATV") systems from general franchising requirements is rationally related to legitimate policy goals. Under the terms of the Act, SMATV systems serving more than one building need not obtain a franchise if the buildings are commonly owned and are not interconnected by wire using a public right-of-way.
Reversing a 1992 decision of the U.S. Court of Appeals for the D.C. Circuit, the Supreme Court held that the distinction drawn between commonly-owned buildings and separately-owned buildings is constitutionally valid. The result of this decision is that SMATV systems interconnecting separately-owned buildings and systems that wire buildings together using a public right-of-way must obtain a franchise and comply with the franchising requirements of the Cable Act.

In 1992, the FCC permitted telephone companies to engage in so-called "video dialtone" operations in their local exchange areas pursuant to which neither they nor the programming entities they serve are required to obtain a local cable franchise (see "Video Dialtone" below).

Rate Regulation

The 1992 Cable Act completely supplants the rate regulation provisions of the 1984 Cable Act. The 1992 Act establishes that rate regulation applies to rates charged for the basic tier of service by any cable system not subject to "effective competition," which is, in turn, deemed to exist if (1) fewer than 30 percent of the households in the service area subscribe to the system, (2) at least 50 percent of the households in the franchise area are served by two multichannel video programming distributors and at least 15 percent of the households in the franchise area subscribe to the additional operator, or (3) a franchising authority for that franchise area itself serves as a multichannel video programming distributor offering service to at least 50 percent of the households in the franchise area. Under this new statutory definition, the Registrant's systems, like most cable systems in most areas, are not presently subject to effective competition. The basic tier must include all signals required to be carried under the 1992 Cable Act's mandatory carriage provisions, all PEG channels required by the franchise, and all broadcast signals other than "superstations."

Acting pursuant to the foregoing statutory mandate, the FCC, on May 3, 1993, released a Report and Order ("Rate Order") establishing a new regulatory scheme governing the rates for certain cable television services and equipment. The new rules, among other things, set certain benchmarks which will enable local franchise authorities to require rates for "basic service" (as noted, essentially, local broadcast and access channels) and the FCC (upon receipt of individual complaints) to require rates for certain satellite program services (excluding premium channels) to fall approximately 10% from September 30, 1992 levels, unless the cable operator is already charging rates that are at a so-called "competitive" benchmark level or it can justify a higher rate based on a cost-of-service showing. Rates of all regulated cable systems will then be subject to a price cap that will govern the extent to which rates can be raised in the future without a cost-of-service showing. The rules announced in May 1993, became effective on September 1, 1993, but remained subject to considerable debate and uncertainty as several major issues and FCC proceedings awaited resolution.

On February 22, 1994, the FCC adopted a series of additional measures that expand and substantially alter its cable rate regulations. Based on FCC news releases dated February 22, the FCC's major actions include the following: (1) a modification of its benchmark methodology in a way which will effectively require cable rates to be reduced, on average, an additional 7% (i.e., beyond the 10% reduction previously ordered in 1993) from their September 30, 1992 level, or to the new benchmark, whichever is less; (2) the issuance of new standards and requirements to be used in making cost-of-service showings by cable operators who seek to justify rates above the levels determined by the benchmark approach; and (3) the clarification and/or reaffirmation of a number of "going forward" issues that had been the subject of various petitions for reconsideration of its May 3, 1993 Rate Order. Several weeks earlier, and partly in anticipation of these actions, the FCC extended its industry-wide freeze on rates for regulated cable services until May 15, 1994. It is expected that the new benchmark standards and cost-of-service rules will become effective prior to the current termination date of the rate freeze.

In deciding to substantially revise its benchmark methodology for regulated cable rates, the FCC has actually created two benchmark systems. Thus, whereas the modified rate regulations adopted on February 22, 1994 will become effective as of May 15, 1994, regulated rates in effect before that date will continue to be governed by the old benchmark system.

Under the FCC's revised benchmark regulations, systems not facing "effective competition" that have become subject to regulation will be required to set their rates at a level equal to their September 30, 1992 rates minus a revised "competitive differential" of 17 percent (a "differential" which, as noted, was set at 10 percent in the FCC's May, 1993 Rate Order). Cable operators who seek to charge rates higher than those produced by applying the competitive differential may elect to invoke new cost-of-service procedures (discussed below).

In addition to revising the benchmark formula and the competitive differential used in setting initial regulated cable rates, the FCC adopted rules to simplify the calculations used to adjust those rates for inflation and external costs in the future. The FCC also concluded that it will treat increases in compulsory copyright fees incurred by carrying distant broadcast signals as external costs in a fashion parallel to increases in the contractual costs for nonbroadcast programming. It will not, however, accord external cost treatment to pole attachment fees.

In its May 1993 Rate Order the FCC exempted from rate regulation the price of packages of "a la carte" channels if certain conditions were met. Upon reconsideration, however, the FCC on February 22, 1994 effectively tightened its regulatory treatment of "a la carte" packages by establishing more elaborate criteria designed to ensure that such practices are not employed so as to unduly evade rate regulation. Now, when assessing the appropriate regulatory treatment of "a la carte" packages, the FCC will consider, inter alia, the following factors as possibly suggesting that such packages do not qualify for non-regulated treatment: whether the introduction of the package avoids a rate reduction that otherwise would have been required under the FCC's rules; whether an entire regulated tier has been eliminated and turned into an "a la carte" package; whether a significant number or percentage of the "a la carte" channels were removed from a regulated service tier; whether the package price is deeply discounted when compared to the price of an individual channel; and whether the subscriber must pay significant equipment or other charges to purchase an individual channel in the package. In addition, the FCC will consider factors that will reflect in favor of non-regulated treatment such as whether the channels in the package have traditionally been offered on an "a la carte" basis or whether the subscriber is able to select the channels that comprise the "a la carte" package. "A la carte" packages which are found to evade rate regulation rather than enhance subscriber choice will be treated as regulated tiers, and operators engaging in such practices may be subject to forfeitures or other sanctions by the FCC.

In another action, the FCC adopted a methodology for determining rates when channels are added to or deleted from regulated tiers and announced that it will treat programming costs as external costs and that operators may recover the full amount of programming expenses associated with added channels. Operators may also recover a mark-up on their programming expenses. These adjustments and calculations are to be made on a new FCC form yet to be released.

Several groups representing the cable industry have announced that they will challenge these and other rate regulation decisions of the FCC in a federal court of appeals. Registrant is unable to predict the timing or outcome of any such appeals.

In a separate action on February 22, 1994, the FCC adopted interim rules to govern cost of service proceedings initiated by cable operators. Operators who elect to pursue cost of service proceedings will have their rates based on their allowable costs, in a proceeding based on principles similar to those that govern cost-based rate regulation of telephone companies. Under this methodology, cable operators may recover, through the rates they charge for regulated cable service, their normal operating expenses and a reasonable return on investment. The FCC has, for these purposes, established an interim industry-wide rate of return of 11.25%. It has also determined that acquisition costs above book value are presumptively excluded from the rate base.
At the same time, certain intangible, above-book costs, such as start-up losses (limited to losses actually incurred during a two-year start-up period) and the costs of obtaining franchise rights and some start-up organizational costs such as customer lists, may be allowed. There are no threshold requirements limiting the cable systems eligible for a cost of service showing, except that, once rates have been set pursuant to a cost of service approach, cable operators may not file a new cost of service showing to justify new rates for a period of two years. Finally, the FCC notes that it will, in certain individual cases, consider a special hardship showing (or the need for special rate relief) where an operator demonstrates that the rates set by a cost of service proceeding would constitute confiscation of investment and that some higher rate would not represent exploitation of customers. In considering whether to grant such a request, the FCC emphasizes that, among other things, it would examine the overall financial condition of the operator and whether there is a realistic threat of termination of service.

The 1992 Cable Act also prohibits cable operators from requiring customers to subscribe to any tier of service other than the basic service tier in order to gain access to programming offered on a per-channel or per-program basis. This so-called "anti-buy-through" provision does not apply, however, to systems that do not have the capacity to offer basic tier customers programming on a per-channel or per-program basis due to a lack of addressable converters or other technological limitations. This exemption may be claimed until a system has been modified to eliminate the technical impediments, or for a period of ten years after the enactment of the 1992 law. The FCC also may grant a cable operator a waiver of the "anti-buy-through" provision if it determines that compliance with the rule will require an operator to raise its rates.

Renewal and Transfer

The 1984 Cable Act established procedures for the renewal of cable television franchises. The procedures were designed to provide incumbent franchisees with a fair hearing on past performances, an opportunity to present a renewal proposal and to have it fairly and carefully considered, and a right of appeal if the franchising authority either fails to follow the procedures or denies renewal unfairly. These procedures were intended to provide an incumbent franchisee with substantially greater protection than previously available against the denial of its franchise renewal application. The 1992 Cable Act seeks to address some of the issues left unresolved by the earlier Act.
It provides a more definite timetable in which the franchising authority is to act on a renewal request. It also narrows the range of circumstances in which a franchised operator might contend that the franchising authority had constructively waived non-compliance with its franchise.

Cable system operators are sometimes confronted by challenges in the form of proposals for competing cable franchises in the same geographic area, challenges which may arise in the context of renewal proceedings. In Rolla Cable Systems v. City of Rolla, a federal district court in Missouri in 1991 upheld a city's denial of franchise renewal to an operator whose level of technical services was found deficient under the renewal standards of the 1984 Cable Act. Local franchising authorities also have, in some circumstances, proposed to construct their own cable systems or decided to invite other private interests to compete with the incumbent cable operator. Judicial challenges to such actions by incumbent system operators have, to date, generally been unsuccessful. Registrant cannot predict the outcome or ultimate impact of these or similar franchising and judicial actions.

The 1992 Cable Act directs that no cable operator may transfer ownership of a cable system within 36 months (or three-years) of its acquisition or initial construction. On July 23, 1993, the FCC released the text of new rules designed to implement this provision. Under these rules, local franchising authorities are given primary responsibility to oversee compliance with the three-year holding requirement by requiring cable systems to certify (and submit) certain information to the franchiser in order to demonstrate that the holding requirement does not apply to a particular transfer. Disputes concerning compliance, however, will be resolved by the FCC. The 1992 Cable Act also provides that in cases where the three-year holding period does not apply, and where local consent to a transfer is required, the franchise authority must act within 120 days of submission of a transfer request or the transfer is deemed approved. The 120-day period commences upon the submission to local franchising authorities of information now required on a new standardized FCC transfer form. The franchise authority may request additional information beyond that required under FCC rules. Further, the 1992 Cable Act gives local franchising officials the authority to prohibit the sale of a cable system if the proposed buyer operates another cable system in the jurisdiction or if such sale would reduce competition in cable service.

Cable System Ownership Restrictions

Cross-Ownership: The Cable Act prohibits local exchange telephone companies from owning cable television systems within their exchange service areas, except in rural areas or by specific waiver. The Act also prohibits telephone companies from providing video programming directly to subscribers. The regulations are of particularly competitive importance because these telephone companies already own much of the plant necessary for cable television operation, such as poles, ducts and rights-of-way. In late 1992, subsidiaries of Bell Atlantic Corporation filed suit in federal district court in Virginia against the FCC and United States government, alleging that the prohibition against video programming is an unconstitutional restraint of free speech and denial of equal protection. On August 24, 1993, Judge Ellis of the U.S. District Court for the Eastern District of Virginia ruled that the cable-telco cross-ownership prohibition in the Cable Act violated Bell Atlantic's First Amendment rights. Chesapeake and Potomac Telephone Co. of Virginia v. United States, No. 92-1751-A (E.D. Va. Aug. 1993).
On September 30, 1993, Judge Ellis clarified the scope of his decision by ruling that it applies only to Bell Atlantic Corporation and its telephone company subsidiaries in the mid-Atlantic states. As a result, other telephone companies are not free to enter the cable television business, unless they obtain similar relief from other courts or unless the Supreme Court upholds the decision on appeal. Indeed, subsequent to this decision, other Bell Operating Companies have filed their own constitutional challenges to the same statutory restriction in other U.S. district courts. In the meantime, Judge Ellis' decision has been appealed to the U.S. Court of Appeals for the Fourth Circuit.

The FCC recently relaxed its telephone-cable restrictions to permit local telephone companies (local exchange carriers) to offer broadband video services under the so-called video dialtone approach. In the same proceeding, the FCC ruled that neither a local exchange carrier nor a separate programming entity providing service under a video dialtone arrangement would be required to obtain a local cable franchise. In addition, the FCC allowed telephone companies to hold financial interests of up to five percent in co-located cable companies, and it also recommended that Congress repeal its cross-ownership ban. The FCC also ruled that interexchange carriers, such as AT&T, MCI and US Sprint, are not subject to the current statutory restrictions on telephone company/cable television cross-ownership. Various aspects of the FCC's video dialtone and telephone/cable cross-ownership decisions have been appealed to the U.S. Court of Appeals for the D.C. Circuit by both the cable industry and certain telephone companies. Registrant cannot predict the outcome of these appeals.

In 1989, the FCC authorized a limited five-year waiver of its cable-telephone cross-ownership ban to permit General Telephone Company of California ("General") to construct coaxial and fiber optic cable facilities in Cerritos, California, on an experimental basis. The experiment called for General to lease the facilities to two customers, Apollo Cablevision ("Apollo"), the system franchisee, and GTE Service Corporation ("GTE"), an affiliate of General. GTE proposed to use its leased facilities, inter alia, to test certain types of cable in comparison with fiber optic facilities for carriage of voice, data and video signals (including a "video on demand" service). The waiver was granted subject to several reporting conditions, accounting safeguards against unauthorized telephone rate payer subsidization of the cable experiment, and a requirement that General contract with another entity to provide the video programming.

In response to a petition for review filed by the National Cable Television Association, the U.S Court of Appeals for the D.C. Circuit, on September 18, 1990, remanded the proceeding to the FCC because the Commission had failed to explain why Apollo's corporate parent needed to be involved in construction of the system and thereby give rise to a prohibited affiliation. After an extended period of unsuccessful settlement negotiations with the parties, the FCC, in July 1992, invited public comment on what action it should take. On November 9, 1993, the FCC rescinded both its original waiver in its entirety and GTE's authority to operate and maintain the coaxial and fiber optic cable facilities in Cerritos. While this FCC order was to become effective within 120 days of its release, GTE was directed to provide the FCC with its specific plan for compliance within 30 days. In January, 1994, after the FCC denied GTE's request for stay of this order (or extension of its deadlines), the U.S. Court of Appeals for the Ninth Circuit granted a stay pending its resolution of GTE's petition for review of the FCC rescission order. Registrant cannot predict the outcome of the pending judicial review proceeding, or the likelihood of similar waivers being granted to other telephone companies in the future.

Several bills have been introduced in Congress that would eliminate the cable/telco cross-ownership ban, subject to certain conditions. The two most prominent are S.1086, introduced by Senator Danforth (R-Mo.) and H.R.3636, introduced by Reps. Markey (D-Ma.) and Fields (R-Tx). These bills generally provide that a telephone company may provide video programming service within its franchise area in accordance with various regulatory safeguards, but may not acquire an existing cable system. The safeguards in H.R.3636 include a requirement that video programming service be provided through an affiliate separate from the telephone operating company, restrictions on telemarketing, affiliate transactions rules, a requirement that the telco's video affiliate establish a video platform with up to 75 percent of its capacity available to unaffiliated program suppliers, and a prohibition against cross-subsidization. The safeguards in S.1086 include a separate subsidiary requirement and a general proscription against cross-subsidization.

Under the 1992 Cable Act, common ownership of a co-located cable system and MMDS system is prohibited. Further, common ownership of cable systems and some types of private cable (e.g., "SMATV") systems is prohibited.

Concentration of Ownership: The 1992 Cable Act directed the FCC to establish reasonable limits on the number of cable subscribers a single company may reach through cable systems it owns ("horizontal concentration") and the number of system channels that a cable operator could use to carry programming services in which it holds an ownership interest ("vertical concentration"). The horizontal ownership restrictions of the Act were struck down by a federal district court as an unconstitutional restriction on speech. Pending final judicial resolution of this issue, the FCC stayed the effective date of its horizontal ownership limitations, which would place a 30 percent nationwide limit on subscribers by any one entity. Registrant cannot predict the final version of any such limitations or their effect on Registrant's operations. The FCC's vertical restriction consists of a "channel occupancy" standard which places a 40% limit on the number of channels that may be occupied by services from programmers in which the cable operator has an attributable ownership interest. Further, the Act and FCC rules restrict the ability of programmers to enter into exclusive contracts with cable operators. Registrant cannot predict the effect on its operations of these legislative enactments or the implementing regulations.

Foreign Ownership: A measure was approved by the House in the 1992 Congress to restrict foreign ownership of cable systems, but was deleted by a House-Senate Conference Committee from the legislation that subsequently was enacted as the 1992 Cable Act.

Video Marketplace: The FCC has sought public comment in a general inquiry concerning changes in the nature of the video marketplace. This proceeding was prompted by a 1991 study by the FCC's Office of Plans and Policy that called into question the competitive balance in the video marketplace due in part to the proliferation of cable services. The inquiry will examine all federal regulations affecting broadcast television, including multiple ownership restrictions. The inquiry will focus on increased competition in the market; technological advances in delivery of video programming; the ability of competitors, including cable operators, to rely on revenue from direct viewer payment in addition to advertising; and the increase in the availability of national sources of programming. Registrant cannot predict the outcome of this proceeding. To date, however, the only new regulatory proposals resulting from the inquiry have been in the area of television ownership deregulation. See "Television Industry," below.

FCC Limits on Broadcast Network/Cable Cross-ownership: In 1992, the FCC modified its ban on broadcast television network ownership of cable systems. Such ownership now is permitted provided that network-controlled systems do not constitute more than (1) 10% of the homes passed nationwide by cable systems, and
(2) 50% of the homes passed by cable within a particular television Area of Dominant Influence ("ADI"). These limitations will not apply where the network-owned system receives competition from another multichannel video service provider. Registrant is unable to predict the effect upon its operations of the repeal of the former prohibition.

Alternative Video Programming Services

Wireless Cable: The FCC has expanded the authorization of MMDS services to provide "wireless cable" via multiple microwave transmissions to home subscribers. In 1990, the FCC increased the availability of channels for use in wireless cable systems by eliminating MMDS ownership restrictions and simplifying various processing and administrative rules. The FCC also modified equipment and technical standards to increase service capabilities and improve service quality. In 1991, the FCC resolved certain additional wireless cable issues, including channel allocations for MMDS, Operational Fixed Service ("OFS") and Instructional Television Fixed Service ("ITFS") facilities, direct application by wireless operators for use of certain ITFS channels, and restrictions on ownership or operation of wireless facilities by cable entities. In 1992, the FCC proposed a new service, LMDS, which also could be used to supply multichannel video and other communications services directly to subscribers. This service would operate in the 28 GHz frequency range and, consistent with the nature of operations in that range, the FCC envisions that LMDS transmitters could serve areas of only six to twelve miles in diameter. Accordingly, it is proposed that LMDS systems utilize a grid of transmitter "cells," similar to the structure of cellular telephone operations. In January 1994, the Commission announced that it would issue a Second Notice of Proposed Rule Making in this proceeding designed to determine whether it should implement a Negotiated Rule Making Proceeding to allow participants to reach a consensus on sharing the 28 GHz band between terrestrial (LMDS) and satellite users. Registrant cannot predict the outcome of the FCC's proceeding.

Video Dialtone: Telephone company ownership of cable television systems in the same areas was prohibited by the 1984 Cable Act. In 1991, however, the FCC modified its rules to allow telephone companies to play a greater role in delivery of video services through an arrangement termed "video dialtone." (A U.S. district court in Virginia subsequently held the cross-ownership restriction unconstitutional, but the court's ruling is currently limited only to the particular telephone company plaintiffs in that case.) Although still largely conceptual, the video dialtone model would be a common carrier based service, analogous to the ordinary telephone dialtone, whereby local telephone companies could provide customers access to video programming, videotext, videophone and other future advanced services. In such an arrangement, the telephone company may provide the facilities to deliver programming to subscribers, but may not itself provide the programming or dictate how that programming should be offered. To date, thirteen video dialtone applications have been filed with the FCC, with most of the proposals contemplating service areas in California, the Washington, D.C., metropolitan area, and the northeast. Some of the first proposals are in the beginning stages of technical trials.

Personal Communications Service ("PCS"): In August, 1993, the FCC established rules for a new portable telephone service, the Personal Communications Service ("PCS"). PCS has potential to compete with landline local telephone exchange services. Among several parties expressing interest in PCS were cable television operators, whose plant structures present possible synergies for PCS operation. In September 1993, the FCC adopted rules for "broadband PCS" services. It allocated 120 MHz in the 2 GHz band for licensed broadband services, and an additional 40 MHz for unlicensed services. PCS licenses will be granted for Basic Trading Areas (BTAs) and Major Trading Areas, with up to seven licenses available in each geographic area. The FCC will use competitive bidding to assign PCS licenses to licensees. The auction rules have not yet been finalized, and almost every aspect of the PCS rules is subject to petitions for reconsideration. Registrant cannot predict the outcome of these proceedings. The first PCS licenses are to be issued May 7, 1994.

Information and Interexchange Services (Modified Final Judgment):
The Consent Decree that terminated the United States v. AT&T antitrust litigation in 1982 (known as the Modified Final Judgment or "MFJ") prohibited the Bell Operating Companies and their affiliates (collectively, the "Regional Bells") from, inter alia, providing "information" and "interexchange telecommunications" services. The information services restriction was understood to prohibit the Regional Bells from owning cable television systems. In 1991, the United States District Court removed that restriction but stayed the effect of its decision. The United States Court of Appeals for the District of Columbia Circuit lifted the stay later that year and affirmed the removal of the restriction in 1993. The Supreme Court has denied a petition for writ of certiorari of that decision. Consequently, the MFJ no longer restricts the Regional Bells from providing information services.

The interexchange telecommunications restriction in the MFJ prohibits the Regional Bells from providing telecommunications services across Local Access and Transport Areas ("LATAs") as defined in the Consent Decree. The interexchange restriction has been interpreted as prohibiting the Regional Bells from operating receive-only earth stations at a cable system headend, as well as from operating a cable system that crosses a LATA boundary. In 1993, the U.S. District Court for the District of Columbia granted Southwestern Bell Corporation a waiver of the interexchange line of business restriction for the purposes of acquiring and operating cable systems in Montgomery County, Maryland, and Arlington County, Virginia. U S West has requested a waiver of this restriction in connection with its investment in the cable properties of Time Warner Entertainment Company.

In addition, all seven Regional Bells have moved for a waiver of the interexchange line of business restriction to allow them to provide information services on an interexchange basis. That motion is currently being reviewed by the U.S. Department of Justice.

Congress may consider legislation in 1994 that would remove the interexchange services restriction in whole or in part. Legislation affecting the MFJ may also specify the terms and conditions, including regulatory safeguards, pursuant to which the Regional Bells may provide information and interexchange services.

There can be no assurance that cable television systems of Registrant will not be adversely affected by future judicial decisions or legislation in this area.

Other New Technologies: Several technologies exist or have been proposed that have the potential to increase competition in the provision of video programming. Currently, cable subscribers can receive programming received by home satellite dishes or via satellite master antenna television facilities ("SMATV"). In addition, the FCC has authorized nine entities to provide programming directly to home subscribers through direct broadcast satellites ("DBS"). On December 17, 1993, two such parties, Hughes Communications Galaxy ("Hughes"), an affiliate of the General Motors Company, and Unites States Satellite Broadcasting Company jointly launched a new high-powered satellite with 16 transponders, from which they can provide DBS service to the entire country. Service is expected to begin sometime during the first half of 1994. Hughes also expects to launch a second 16-transponder satellite in late Spring 1994. Another technological development in the making with significant implications for video programming is "high definition television" ("HDTV"). A private sector Advisory Panel was organized by the FCC in 1987 to study various issues relating to advanced television systems ("ATV"), including HDTV. It is anticipated that with the assistance and recommendations of this Advisory Panel the FCC should be in a position to establish a technical standard for HDTV broadcasting by mid-1995.

Programming Issues

Retransmission Consent and Mandatory Carriage: The 1992 Cable Act gives television stations the right to withhold permission for cable systems to carry their signals, to require compensation in exchange for such permission ("retransmission consent"), or, alternatively, in the case of local stations, to demand carriage without compensation ("must carry").

The FCC's implementing regulations required broadcasters to elect between must-carry and retransmission consent by June 17, 1993, with the choice binding for three years. A broadcast station has the right to choose must-carry, assuming it can deliver a signal of specified strength, with regard to cable systems in its Area of Dominant Influence as defined by the audience measurement service, Arbitron. Stations electing to grant retransmission authority were expected to conclude their consent agreements with cable systems by October 6, 1993, the date on which systems' authority to carry broadcast signals without consent expired. While monetary compensation is possible in return for such consent, many broadcast station operators accepted arrangements that do not require payment but involve other types of consideration, such as use of a second cable channel, advertising time, and joint programming efforts. The must carry provisions of the FCC's rules have been challenged as unconstitutional. A special three-judge district court rejected the challenge. That decision has been appealed, and the Supreme Court of the United States heard oral argument in the case on January 12, 1994. Its decision is expected later this year. Registrant cannot predict the outcome of the case. Meanwhile, a separate challenge to the retransmission consent aspect of the 1992 Act was rejected by a Federal district court.

The 1992 Cable Act also requires cable systems to carry a broadcast television station, at the election of the station, on the same channel as its broadcast channel, the channel on which it was carried by the cable system on July 19, 1985, or the channel on which it was carried on January 1, 1992.

FCC rules formerly required cable television operators to make available and install A/B switches to those subscribers who request them. (An A/B switch is an input selector which permits conversion from reception via the cable television systems to use of an off-air antenna). This requirement was abolished by the 1992 Cable Act.

Copyright: Cable television systems are subject to the Copyright Act of 1976 which, among other things, covers the carriage of television broadcast signals. Pursuant to the Copyright Act, cable operators obtain a compulsory license to retransmit copyrighted programming broadcast by local and distant stations in exchange for contributing a percentage of their revenues as statutory royalties to the U.S. Copyright Office. The amount of this royalty payment varies depending on the amount of system revenues from certain sources, the number of distant signals carried, and the locations of the cable television system with respect to off-air television stations and markets. The Copyright Royalty Tribunal ("CRT"), which the Copyright Office established to distribute royalty payments generally and to review and adjust royalty rates in limited situations, recently was replaced by copyright arbitration royalty panels, to be convened by the Librarian of Congress as necessary.

In July, 1991, the U.S. Copyright Office affirmed an earlier decision that satellite carriers and MMDS systems are not "cable systems" within the meaning of the Copyright Act, and, therefore, are not entitled to the compulsory licensing scheme that would allow them to retransmit broadcast signals in exchange for payment of a fee. Unlike cable entities, these systems will have to negotiate with the individual copyright holders for the right to retransmit copyrighted broadcast signals. Satellite carriers, however, can continue to retransmit broadcast signals under an alternative compulsory copyright system until the end of 1994.
In response to Congressional concerns about the ability of these new technologies to compete with cable, the Copyright Office has delayed the effective date of its decision in this area until January 1, 1995. The Copyright Office has also tentatively ruled that some SMATV systems meet the Copyright Act's definition of cable system and thus are eligible for a compulsory license.

Congress established the compulsory license in 1976 to serve as a means of compensating program suppliers for cable retransmission of broadcast programming. The FCC has recommended that Congress eliminate the compulsory copyright license for cable retransmission of both local and distant broadcast programming. In addition, legislative proposals have been and may continue to be made to simplify or eliminate the compulsory license. As noted, the 1992 Cable Act will require cable systems to obtain permission of certain broadcast licensees in order to carry their signals ("retransmission consent") should such stations so elect. (See "Retransmission Consent and Mandatory Carriage" above) This permission will be needed in addition to the copyright permission inherent in the compulsory license. Without the compulsory license, cable operators would need to negotiate rights for the copyright ownership of each program carried on each broadcast station transmitted by the system. Registrant cannot predict whether Congress will act on the FCC recommendations or similar proposals.

Exclusivity: Except for retransmission consent, the FCC imposes no restriction on the number or type of distant (or "non-local") television signals a system may carry. FCC regulations, however, require cable television systems serving more than 1,000 subscribers, at the request of a local network affiliate, to protect the local affiliate's broadcast of network programs by blacking out duplicated programs of any distant network-affiliated stations carried by the system. Similar rules require cable television systems to black out the broadcast on distant stations of certain local sporting events not broadcast locally.

The FCC rules also provide exclusivity protection for syndicated programs. Under these rules, television stations may compel cable operators to black out syndicated programming broadcast from distant signals where the local broadcaster has negotiated exclusive local rights to such programming. Syndicated program suppliers are afforded similar rights for a period of one year from the first sale of that program to any television broadcast station in the United States. The FCC rules allow any broadcaster to bargain for and enforce exclusivity rights. However, exclusivity protection may not be granted against a station that is generally available over-the-air in the cable system's market. Cable systems with fewer than 1,000 subscribers are exempt from compliance with the rules. Although broadcasters generally may acquire exclusivity only within 35 miles of their community of license, they may acquire national exclusive rights to syndicated programming. The ability to secure national rights is intended to assist "superstations" whose local broadcast signals are then distributed nationally via satellite. The 35-mile limitation is currently under re-examination by the FCC, which could extend the blackout zone to a larger area.

Cable Origination Programming: The FCC also requires that cable origination programming meet certain standards similar to those imposed on broadcasters. These standards include regulations governing political advertising and programming, advertising during children's programming, rules on lottery information, and sponsorship identification requirements.

Customer Service: On July 1, 1993, following a public rulemaking proceeding mandated by the 1992 Cable Act, new FCC rules on customer service standards became effective. The standards govern cable system office hours, telephone availability, installations, outages, service calls, and communications between the cable operator and subscriber, including billing and refund policies. Although the FCC has stated that its standards are "self effectuating," it has also provided that a franchising authority wishing to enforce particular customer service standards must give the system at least 90 days advance written notice. Franchise authorities may also agree with cable operators to adopt stricter standards and may enact any state or municipal law or regulation which imposes a stricter or different customer service standard than that set by the FCC. Enforcement of customer service standards, including those set by the FCC, is entrusted to local franchising authorities.

Pole Attachment Rates and Technical Standards

The FCC currently regulates the rates and conditions imposed by public utilities for use of their poles, unless, under the Federal Pole Attachments Act, a state public service commission demonstrates that it is entitled to regulate the pole attachment rates. The FCC has adopted a specific formula to administer pole attachment rates under this scheme. The validity of this FCC function was upheld by the U.S. Supreme Court.

In 1990, new FCC standards on signal leakage became effective. Like all systems, Registrant's cable television systems are subject to yearly reporting requirements regarding compliance with these standards. Further, the FCC has instituted on-site inspections of cable systems to monitor compliance. Any failure by Registrant's cable television systems to maintain compliance with these new standards could adversely affect the ability of Registrant's cable television systems to provide certain services.

The Cable Act empowers the FCC to set certain technical standards governing the quality of cable signals and to preempt local authorities from imposing more stringent technical standards.
The FCC's preemptive authority over technical standards for channels carrying broadcast signals has been affirmed by the U.S. Supreme Court. On March 4, 1992, the FCC adopted new mandatory technical standards for cable carriage of all video programming, including retransmitted broadcast material, cable originated programs and pay channels. The 1992 Cable Act includes a provision requiring the FCC to prescribe regulations establishing minimum technical standards. The 1992 Cable Act also codified the right of franchising authorities to seek waivers to impose technical standards more stringent than those prescribed by the FCC. The FCC has determined that its 1992 rule making proceeding satisfied the mandate of the 1992 Cable Act. The new standards, which became effective December 30, 1992, focus primarily on the quality of the signal delivered to the cable subscriber's television. Registrant cannot predict the impact of these new rules upon Registrant's operations.

On December 1, 1993, the FCC released a Notice of Proposed Rule Making intended to implement the 1992 Cable Act requirements for compatibility between cable and consumer electronics equipment. The proposals include the following: (1) requiring cable operators to provide equipment to enable the operation of TV/VCR features that make simultaneous use of multiple signals;
(2) giving subscribers the option of having all signals not requiring a converter passed directly to the TV receiver or VCR;
(3) prohibiting cable systems from scrambling signals on the basic tier; (4) requiring operators to permit use of commercially available remote controls; and (5) requiring cable operators to provide more information to consumers. Registrant cannot predict the outcome of this proceeding or the specific impact of such requirements on its operations.

Tax Considerations

Legislation which for the first time would allow amortization of goodwill and certain intangibles that arise in a business acquisition for federal income tax purposes was enacted as part of the Omnibus Budget Reconciliation Act of 1993. The measure permits intangible "assets" to be amortized over a 15-year period. The legislation includes certain governmental rights and licenses -- e.g., cable franchises -- among the intangibles eligible for such amortization. There is currently pending in Congress a proposal by Sen. Simon (D-Ill.) to amend the new law to permit only 75% of the value of such intangibles to be amortized over a 15-year period. Registrant cannot predict whether or in what form the Simon proposal will be adopted and what, if any, impact such changes would have on its operations. (Additional tax considerations are discussed below in the State and Local Regulation section.)

At least one cable operator has successfully argued in court that cable franchises may be depreciated under pre-existing law. In Tele-Communications, Inc. v. Comm'r of IRS, the U.S. Court of Appeals upheld the decision of the Tax Court, which had rejected the argument of the Internal Revenue Service that such amortization was available only to commercial franchises. Registrant cannot predict whether the IRS will appeal the decision to the Supreme Court of the United States or the outcome of such an appeal.

State and Local Regulation

Local Authority: Cable television systems are generally operated pursuant to non-exclusive franchises, permits or licenses issued by a municipality or other local governmental entity. The franchises are generally in the nature of a contract between the cable television system owner and the issuing authority and typically cover a broad range of provisions and obligations directly affecting the business of the systems in question. Except as otherwise specified in the Cable Act or limited by specific FCC rules and regulations, the Cable Act permits state and local officials to retain their primary responsibility for selecting franchisees to serve their communities and to continue regulating other essentially local aspects of cable television. The constitutionality of franchising cable television systems by local governments has been challenged as a burden on First Amendment rights but the U.S. Supreme Court has declared that while cable activities "plainly implicate First Amendment interest" they must be balanced against competing societal interests. The applicability of this broad judicial standard to specific local franchising activities is subject to continuing interpretation by the federal courts.

Cable television franchises generally contain provisions governing the fees to be paid to the franchising authority, the length of the franchise term, renewal and sale or transfer of the franchise, design and technical performance of the system, use and occupancy of public streets, and the number and types of cable services provided. The specific terms and conditions of the franchise directly affect the profitability of the cable television system. Franchises are generally issued for fixed terms and must be renewed periodically. There can be no assurance that such renewals will be granted or that renewals will be made on similar terms and conditions.

Various proposals have been introduced at state and local levels with regard to the regulation of cable television systems and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a public utility character. Increased state and local regulations may increase cable television system expenses.

Both Congress and the Treasury Department have shown interest in proposals by the Clinton administration to abolish or reduce tax exemptions, enjoyed by certain companies with investments in Puerto Rico, arising under Section 936 of the Internal Revenue Code. The ultimate outcome of such proposals, which are highly tentative, cannot currently be predicted. However, the elimination of 936 Funds -- reduced rate funds available to certain borrowers from commercial banks in Puerto Rico -- could potentially increase the cost of borrowing funds under the C-ML Revolving Credit Agreement. However, C-ML Cable currently has no borrowings outstanding under the C-ML Revolving Credit Agreement. In addition, the elimination or reduction of tax exemptions pursuant to Section 936 could negatively affect the Puerto Rican economy, and therefore Registrant's investments in Puerto Rico. Due to the uncertainty surrounding possible legislation affecting Puerto Rico, it is not currently possible to predict the outcome or impact of any potential future government actions on Registrant's Puerto Rican operations.

Radio Industry

In 1992, the FCC adopted substantial changes to its restrictions on the ownership of radio stations. The new rules allow a single entity to control as many as eighteen AM and eighteen FM stations
nationwide.   As of September 16, 1994, those maximums will be
increased to twenty AMs and twenty FMs. As to ownership within a given market, the maximum varies depending on the number of radio stations within the market. In markets with fewer than fifteen stations, a single entity may control three stations (no more than two of which could be FM), provided that the combination represents less than fifty percent of the stations in the market. In contrast, in markets with fifteen or more radio stations, a single entity may control as many as two AM and two FM stations, provided that the combined audience share of the stations does not exceed twenty-five percent.

In addition, the FCC placed limitations on local marketing agreements through which the licensee of one radio station provides the programming for another licensee's station in the same market. Stations operating in the same service (e.g., both stations AM) and the same market are prohibited from simulcasting more than twenty-five percent of their programming. Moreover, in determining the number of stations that a single entity may control, an entity programming a station pursuant to a local marketing agreement is required to count that station toward its maximum even though it does not own the station.

In addition to these new radio ownership limitations, the pending television proceeding described below includes proposals for further relaxation of the FCC's restrictions on ownership of television and radio stations within the same area.

Also currently pending are proceedings in which the FCC is examining alternatives for the possible implementation of digital audio radio services ("DARS"). DARS systems potentially could allow delivery of audio signals with fidelity comparable to compact discs. In a rulemaking proceeding, the Commission is considering a proposed spectrum allocation for satellite DARS. There also are four applications on file at the FCC for satellite DARS licenses. In addition, the FCC has undertaken an inquiry into the terrestrial broadcast of DARS signals, addressing, inter alia, the need for spectrum outside the existing FM band and the role of existing broadcasters. Registrant cannot predict the outcome of these proceedings.

Television Industry

In June, 1992, the FCC initiated a rule making proceeding inviting public comment on whether existing television ownership rules should be revised to allow broadcast television licensees greater flexibility to respond to growing competition in the distribution of video programming. Among the proposed changes are: (1) raising the national television ownership limit from 12 to as many as 24 stations, perhaps restricted by a national audience reach maximum higher than the current 25%; (2) easing restrictions on the ownership by a single entity of two television stations having overlapping signal contours; and
(3) easing the so-called "one-to-a-market" rule that currently (with some exceptions) prevents the common ownership of a television station and one or more radio stations in the same area. The timetable for completion of the proceeding is not certain, and Registrant cannot predict whether the changes proposed will in fact be adopted or the impact of such changes on Registrant's business. Also pending at the FCC is an inquiry proceeding examining the possible re-imposition of broadcast commercial time limitations that were repealed by the FCC in 1984. Registrant cannot predict whether the proceeding will result in such a proposal or the extent of any such regulation.

In 1987, the FCC initiated a rule making proceeding on advanced television, which includes high definition television ("HDTV"). With the help of a private sector advisory committee, the Commission is attempting to establish a technical standard for HDTV broadcasting by mid-1995. After the standard is set, existing broadcasters will have three years in which to apply for a second channel assignment to be used for HDTV broadcasts. Such broadcasts must begin within six years of the standard-setting. If these deadlines are not met, existing broadcasters will be subject to competition for the HDTV channel.

For some period, currently thought to be fifteen years, broadcasters will broadcast on both their current "NTSC" channel and their HDTV channel, in a so-called "simulcast" mode. At the end of the period, all broadcasts on the NTSC channel must cease, whether or not every broadcaster is broadcasting HDTV. The use of the HDTV channel sufficient to meet the FCC's minimum requirements will require construction of new facilities, including a transmitter, exciter, antenna, and transmission line. Additional equipment for making the full conversion to HDTV will include cameras, switchers, tape machines, and the like.

Item 2.   Properties

A description of the media properties of Registrant is contained in Item 1 above. Registrant owns or leases real estate for certain headend and transmitting equipment along with space for studios and offices. Refer to Item 8. "Financial Statements and Supplementary Data" for further information regarding Registrant's properties.

For additional description of Registrant's business refer to Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.   Legal Proceedings

There are no material legal proceedings against Registrant or to which Registrant is a party.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the limited partners of Registrant during the fourth quarter of the fiscal year covered by this report.
                             Part II

Item 5.   Market for Registrant's Common Stock and Related
          Stockholder Matters

A public market for Registrant's Units does not now exist, and it is not anticipated that such a market will develop in the future.
Accordingly, accurate information as to the market value of a Unit at any given date is not available.

Effective November 9, 1992, Registrant was advised that Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch" or "MLPF&S") introduced a new limited partnership secondary service through Merrill Lynch's Limited Partnership Secondary Transaction Department ("LPSTD"). This service will assist Merrill Lynch clients wishing to buy or sell Registrant Units.

The number of owners of Units as of January 28, 1994 was 16,446. Registrant does not distribute dividends. Registrant distributes Distributable Cash From Operations and Distributable Sale and Refinancing Proceeds, to the extent available. There were no distributions in 1992 or 1993.

Item 6.   Selected Financial Data

                       Year Ended     Year Ended     Year Ended
                      December 31,   December 25,   December 27,
                            1993           1992           1991

Operating Revenues     $ 99,990,757   $100,443,967   $ 99,185,423

Net Income (Loss)      $  1,377,340  $( 9,280,770)  $(51,049,551)



Income (Loss) per
Unit of Limited
Partnership Interest
                       $       7.25  $     (48.87)  $    (268.83)

Number of Units             187,994        187,994        187,994

                     As of  DecemberAs of  December     As of
                      31,     1993   25,     1992   December 27,
                                                          1991

Total Assets           $249,851,937   $261,554,442   $310,248,561

Borrowings             $232,568,349   $245,994,745   $279,440,750



                       Year Ended     Year Ended
                      December 28,   December 29,
                            1990           1989

Operating Revenues     $ 93,559,410   $ 88,353,300

Net Income (Loss)     $(41,491,591)  $(35,319,437)

Income (Loss) per
Unit of Limited
Partnership Interest
                      $    (218.50)  $    (186.00)

Number of Units             187,994        187,994


                          As of          As of
                      December 28,   December 29,
                            1990           1989

Total Assets           $358,192,902   $395,011,414

Borrowings             $280,048,250   $281,270,533


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources

As of December 31, 1993, Registrant had $26,916,477 in cash and cash equivalents, of which $22,479,254 was limited for use at the operating level and the remaining $4,437,223 was Registrant's working capital.

As of December 25, 1992, Registrant had $19,930,098 in cash and cash equivalents, of which $15,677,696 was limited for use at the operating level and the remaining $4,252,402 was Registrant's working capital.

During 1993, Registrant continued its operations phase and continued to focus on resolving difficulties in complying with certain of its debt agreements. On July 30, 1993, Registrant executed a Second Amendment to the Wincom-WEBE-WICC Loan which cured the previously outstanding principal and interest payment and covenant defaults pursuant to the Wincom-WEBE-WICC Loan (Refer to Note 6 of "Item 8. Financial Statements and Supplementary Data"). Additionally, Registrant sold the Indianapolis Stations on October 1, 1993; the net proceeds of the sale were paid to Chemical Bank to reduce the principal outstanding under the Wincom-WEBE-WICC Loan. Registrant continued its negotiations with the lender to KATC and WREX, although no agreement was concluded (see below for further information regarding the WREX-KATC Loan).

The Partnership engaged Merrill Lynch & Co. and Daniels &
Associates in January, 1994 to act as its financial advisors in connection with a possible sale of all or a portion of Registrant's California Cable Systems.

There can be no assurances that the Partnership will be able to enter into an agreement to sell the California Cable Systems on terms acceptable to the Partnership or that any such sale will be consummated. If a sale is consummated, it is expected that it would be consummated no earlier than the second half of 1994.

As of December 31, 1993, California Cable represented approximately 53% of the consolidated assets of Registrant and approximately 55% of the consolidated operating revenues.

Impact of Cable Legislation

The future liquidity of Registrant's cable operations, California Cable and C-ML Cable, is likely to be negatively affected by recent and ongoing changes in legislation governing the cable industry. The potential impact of such legislation on Registrant is described below.

On October 5, 1992, Congress overrode the President's veto of the Cable Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") which imposes significant new regulations on the cable television industry. The 1992 Cable Act required the development of detailed regulations and other guidelines by the Federal Communications Commission ("FCC"), most of which have now been adopted but remain subject to petitions for reconsideration before the FCC and/or court appeals.

On May 3, 1993, the FCC released a Report and Order relating to the regulation of rates for certain cable television programming services and equipment. These rules establish certain benchmarks which will enable local franchise authorities to require rates for "basic service" (minimally, local broadcast and access channels) and the FCC (upon receipt of individual complaints) to require rates for certain satellite program services (excluding premium channels) to fall approximately 10% from September 30, 1992 levels, unless the cable operator is already charging rates that are at a so-called "competitive" benchmark level or it can justify a higher rate based on a cost-of-service showing. Rates of all regulated cable systems will then be subject to a price cap that will govern the extent to which rates can be raised in the future without a cost-of-service showing. Several other key matters are still pending before the FCC that will ultimately shape and complete this new regulatory framework for cable industry rates. For example, in a complicated multi-faceted document released on August 27, 1993, the FCC simultaneously: (1) issued a First Order on Reconsideration of the foregoing May 3 rate order (confirming or clarifying certain benchmark rate methodology issues); (2) adopted a Second Report and Order (deciding to continue to include systems with less than 30% penetration in the universe of systems whose rates were used to establish benchmarks, a decision that, if unchanged, avoids a potentially downward adjustment of the previously announced benchmark rates); and (3) issued a Third Notice of Proposed Rulemaking (addressing such "going forward" issues as how cable rates should be modified when channels are added or deleted, how costs incurred for rebuilds should be treated, and whether cable operators should be required to use the same methodology to determine rates for both basic and expanded basic tiers). In addition, a separate yet related rulemaking proceeding was initiated by the FCC on July 16, 1993 to establish the proposed standards and certain other ground rules for cost-of-service showings by cable operators seeking to justify cable rates in excess of the FCC prescribed benchmark/price cap levels. While continuing to express a strong preference for its benchmark approach, the FCC's "Notice of Proposed Rulemaking" in this proceeding outlines an alternative regulatory scheme that would combine certain elements of traditional ratebase/rate of return regulation with a more streamlined approach uniquely tailored to the cable industry. Comments in response to both the Third Notice of Proposed Rulemaking and the separate cost-of-service rulemaking were received by the FCC on or before October 7, 1993. In the meantime, the FCC's overall cable service rate regulation rules took effect on September 1, 1993, and the industry-wide freeze on rates for regulated cable service remains in effect until May 15, 1994. Furthermore, by Order released September 17, 1993, the FCC initiated an industry-wide survey of cable rate changes and service restructuring as of the starting date of its rate freeze (April 5, 1993) and the effective date of rate regulation (September 1, 1993) in order to gauge the early effectiveness of its cable rate regulations. The results of this survey, which could further impact rate regulation actions by the FCC, were announced on February 22, 1994.

On February 22, 1994, the FCC adopted a series of additional measures that expand and substantially alter its cable rate regulations. Based on FCC news releases dated February 22, the FCC's major actions include the following: (1) a modification of its benchmark methodology in a way which will effectively require cable rates to be reduced, on average, an additional 7% (i.e., beyond the 10% reduction previously ordered in 1993) from their September 30, 1992 level, or to the new benchmark, whichever is less; (2) the issuance of new standards and requirements to be used in making cost-of-service showings by cable operators who seek to justify rates above the levels determined by the benchmark approach; and (3) the clarification and/or reaffirmation of a number of "going forward" issues that had been the subject of various petitions for reconsideration of its May 3, 1993 Rate Order. Several weeks earlier, and partly in anticipation of these actions, the FCC extended its industry-wide freeze on rates for regulated cable services until May 15, 1994. It is expected that the new benchmark standards and cost-of-service rules will become effective prior to the current termination date of the rate freeze.

In addition to the rate reregulation described above, among other things, the 1992 Cable Act provides that certain qualified local television stations may require carriage by cable operators, or elect to negotiate for payment of fees or other forms of compensation by the cable operator to the stations in exchange for allowing retransmission of their signals. The deadline for making such elections was June 17, 1993. Negotiations between cable operators and those television stations which elected to pursue retransmission agreements were carried out between the foregoing election date and October 6, 1993, the deadline under the 1992 Cable Act for obtaining retransmission consent. If some type of agreement (either final or interim pending further negotiations) was not reached by October 6, 1993, cable operators could have been forced to discontinue carriage of those television stations which elected to pursue retransmission consent (see below).

In its May 1993 Rate Order the FCC exempted from rate regulation the price of packages of "a la carte" channels if certain conditions were met. Upon reconsideration, however, the FCC on February 22, 1994 effectively tightened its regulatory treatment of "a la carte" packages by establishing more elaborate criteria designed to ensure that such practices are not employed so as to unduly evade rate regulation. Now, when assessing the appropriate regulatory treatment of "a la carte" packages, the FCC will consider, inter alia, the following factors as possibly suggesting that such packages do not qualify for non-regulated treatment: whether the introduction of the package avoids a rate reduction that otherwise would have been required under the FCC's rules; whether an entire regulated tier has been eliminated and turned into an "a la carte" package; whether a significant number or percentage of the "a la carte" channels were removed from a regulated service tier; whether the package price is deeply discounted when compared to the price of an individual channel; and whether the subscriber must pay significant equipment or other charges to purchase an individual channel in the package. In addition, the FCC will consider factors that will reflect in favor of non-regulated treatment such as whether the channels in the package have traditionally been offered on an "a la carte" basis or whether the subscriber is able to select the channels that comprise the "a la carte" package. "A la carte" packages which are found to evade rate regulation rather than enhance subscriber choice will be treated as regulated tiers, and operators engaging in such practices may be subject to forfeitures or other sanctions by the FCC.

In a separate action on February 22, 1994, the FCC adopted interim rules to govern cost of service proceedings initiated by cable operators. Operators who elect to pursue cost of service proceedings will have their rates based on their allowable costs, in a proceeding based on principles similar to those that govern cost-based rate regulation of telephone companies. Under this methodology, cable operators may recover, through the rates they charge for regulated cable service, their normal operating expenses and a reasonable return on investment. The FCC has, for these purposes, established an interim industry-wide rate of return of 11.25%. It has also determined that acquisition costs above book value are presumptively excluded from the rate base.
At the same time, certain intangible, above-book costs, such as start-up losses (limited to losses actually incurred during a two-year start-up period) and the costs of obtaining franchise rights and some start-up organizational costs such as customer lists, may be allowed. There are no threshold requirements limiting the cable systems eligible for a cost of service showing, except that, once rates have been set pursuant to a cost of service approach, cable operators may not file a new cost of service showing to justify new rates for a period of two years. Finally, the FCC notes that it will, in certain individual cases, consider a special hardship showing (or the need for special rate relief) where an operator demonstrates that the rates set by a cost of service proceeding would constitute confiscation of investment and that some higher rate would not represent exploitation of customers. In considering whether to grant such a request, the FCC emphasizes that, among other things, it would examine the overall financial condition of the operator and whether there is a realistic threat of termination of service.

Registrant is currently unable to assess the full impact of the February 22, 1994 FCC action and the 1992 Cable Act upon its business prospects or future financial results. However, the rate reductions mandated by the FCC in May of 1993 have had, and will most likely continue to have, a detrimental impact on the revenues and profits of Registrant's cable television operations. In addition, the rate reductions and limits on the pricing of a-la-carte cable services proposed on February 22, 1994 are likely to have a further detrimental impact on those revenues and profits. Although the impact of the 1992 Cable Act and the recent FCC actions cannot yet be ascertained precisely, once fully implemented, certain aspects of the new law may have a material negative impact on the financial condition, liquidity, and value of Registrant.

In addition, Registrant is currently unable to determine the impact of the February 22, 1994 FCC action and previous FCC actions on its ability to sell the California Cable Systems or the potential timing and value of such a sale. However, as discussed below, the FCC actions have had, and will have, a detrimental impact on the revenues and profits of the California Cable systems.

Refer to Note 15 of "Item 8. Financial Statements and
Supplementary Data" for more information regarding the possible sale of California Cable.

California Cable

As an example of the effects of the 1992 Cable Act, in complying with the benchmark regulatory scheme without considering the effect of any future potential cost-of-service showing, Registrant's California Cable properties, on a franchise by franchise basis, were required to reduce present combined basic service rates (broadcast tier and satellite service tier) effective September 1, 1993. In addition, pursuant to the 1992 Cable Act, revenue from secondary outlets and from remote control units was eliminated or reduced significantly. Registrant took certain actions to seek to defray some of the resulting revenue declines, which among others included instituting charges for converters, as permitted by the 1992 Cable Act, offering programming services on an a-la-carte basis, which services are not subject to rate regulation, and aggressively marketing unregulated premium services to those subscribers benefiting from decreased basic rates. Despite the institution of these actions by the California Cable Systems, the May, 1993 rate regulations enacted pursuant to the 1992 Cable Act have had a detrimental impact on the revenues and profits of the California Cable Systems. In addition, Registrant is currently unable to determine whether its a-la-carte restructuring is in accordance with the terms of the February 22, 1994 FCC action. The further rate reduction mandated by the February 22, 1994 FCC action and any limits imposed by such action on a-la-carte pricing will have a further detrimental impact on those revenues and profits.

By the October 6 deadline (noted above), Registrant's California Cable systems had reached agreement with all broadcast stations within their service areas electing retransmission consent. In some cases, these agreements obligate the Systems to carry additional programming services affiliated with the broadcast stations. The costs of these additional program services will not be material to the operations of the Systems.

Registrant's May 15, 1990 loan agreement for California Cable (the "Revised ML California Credit Agreement") was structured as a revolving credit facility through September 30, 1992, at which time all outstanding borrowings under the facility converted to a term loan that is scheduled to fully amortize by September 30, 1999, with additional borrowing ability under the revolving credit facility being terminated. As of December 31, 1993, $141,375,000 was outstanding under the Revised ML California Credit Agreement. As of December 31, 1993, Registrant was in compliance with all covenants under the Revised ML California Credit Agreement. However, particularly in light of the February 22, 1994 FCC action, it is likely that Registrant will experience covenant defaults under the Revised ML California Credit Agreement during 1994. Proceeds from the Revised ML California Credit Agreement are restricted to the use of the California Media operations and are generally not available for the working capital needs of Registrant.

Refer to Note 15 of "Item 8. Financial Statements and
Supplementary Data" for further information regarding California
Cable.

The recent earthquakes in the Los Angeles Southern California region did not materially affect Registrant's California Cable plant.

C-ML Cable

On September 30, 1993, C-ML Cable entered into an amendment to the C-ML Revolving Credit Agreement whereby the Termination Date (the date upon which all revolving credit borrowings outstanding under the C-ML Revolving Credit Agreement are converted into a term loan) was extended from September 30, 1993 to December 15, 1993. Effective December 15, 1993, C-ML Cable entered into a second amendment to the C-ML Revolving Credit Agreement whereby the debt facility was converted into a reducing revolving credit facility with a final maturity of December 31, 1998. Beginning December 31, 1993, the amount of borrowing availability under the C-ML Revolving Credit Agreement is reduced quarterly each year. Outstanding amounts under the debt facility may be prepaid at any time subject to certain conditions. As of December 31, 1993, there were no borrowings outstanding under the C-ML Revolving Credit Agreement. (Refer to Note 6 of "Item 8. Financial Statements and Supplementary Data" for further information).

Registrant is currently unable to ascertain fully the impact of the February 22, 1994 FCC action and previous FCC actions on the Puerto Rico Systems. While the impact of a September 1, 1993 rate and tier restructuring to comply with the 1992 Cable Act did not have a significant negative impact on the revenues and profits of C-ML Cable, it is likely that the February 22, 1994 FCC action will have a detrimental impact on the revenues and profits of the Puerto Rico Systems. Registrant does not expect that this detrimental impact will result in any defaults under the C-ML Notes or the C-ML Revolving Credit Agreement during 1994.

WREX-KATC

During 1989, Registrant entered into the $27.1 million WREX-KATC
Loan with Manufacturers Hanover Trust Company ("MHT") to combine, replace and refinance both the KATC Loan with MHT and the WREX
Loan with MHT. As of December 31, 1993, the outstanding principal balance under the WREX-KATC Loan amounted to approximately $23.5 million.

During 1993 and 1992, Registrant defaulted on the quarterly principal payments due in respect of its WREX-KATC Loan. As of December 31, 1993, WREX-KATC was in default of $2,967,873 in principal, after giving effect to $782,127 in principal payments made during 1993 from cash generated by the operations of WREX and KATC. Registrant is not in default of any interest payments under the WREX-KATC Loan. In addition, as of December 28, 1990 and continuing through December 31, 1993, Registrant was in
default of financial covenants under its WREX-KATC Loan.    The
lender granted waivers for the defaults as of December 28, 1990. However, the lender has not granted waivers for the 1991, 1992 or 1993 defaults. As required by the terms of the WREX-KATC Loan, Registrant advanced an additional $10,000 of its working capital to WREX and KATC in April, 1993; bringing the total of such required advances made to $1.0 million. Registrant expects to experience future payment and covenant defaults under the WREX-KATC Loan, and is seeking to restructure the WREX-KATC Loan. Registrant has engaged The Blackstone Group as its restructuring advisor, to be utilized when deemed necessary, in Registrant's efforts to restructure the WREX-KATC Loan with the lender. The outcome of Registrant's restructuring efforts cannot be predicted at this time, but Registrant does not intend to, nor is it obligated to, advance any further working capital to WREX and KATC, although it may possibly choose to in the context of a successful restructuring of the WREX-KATC Loan. The lender has informed Registrant that it reserves all of its rights and remedies under the WREX-KATC Loan agreement, including the right to accelerate the maturity of the indebtedness under the WREX-KATC Loan and to foreclose on, or otherwise force a sale of, the assets of WREX and KATC (but not the other assets of Registrant). Borrowings under the WREX-KATC Loan are nonrecourse to Registrant.

As of December 31, 1993, KATC and WREX represented approximately
9% of the consolidated assets of the Partnership and approximately 10% of the consolidated operating revenue.

Wincom-WEBE-WICC

On July 30, 1993, Registrant and Chemical Bank executed an amendment to the Wincom-WEBE-WICC Loan (the "Restructuring
Agreement") effective January 1, 1993, which cured all previously outstanding defaults pursuant to the Wincom-WEBE-WICC Loan.
Refer to Note 6 of "Item 8. Financial Statements and supplementary Data" for further information regarding the Wincom-
WEBE-WICC Loan and the Restructuring Agreement.

Summary

Registrant's ongoing cash needs will be to fund debt service, capital expenditures and working capital needs. During 1993, cash interest paid was $17,246,267, and principal repayments of $14,874,901 were made. During 1993, Registrant did not comply with scheduled principal payments under its WREX-KATC Loan. During 1994, Registrant is required by its various debt agreements to make scheduled principal repayments of $15,337,500, (as well as the past due principal of $2,967,873 under the WREX-KATC Loan), under all of its debt agreements, unless the WREX-KATC Loan is accelerated as a result of the aforementioned defaults, which would require that the additional $17,750,000 principal outstanding under the WREX-KATC Loan be repaid in full in 1994.

Based upon a review of the current financial performance of Registrant's investments, Registrant continues to monitor its unrestricted working capital level. To the extent that Registrant determines that it must maintain or increase its unrestricted working capital level it may take certain actions, which actions may include the continuing deferral of certain general partner management fees and the continuing deferral of certain general partner reimbursements of out-of-pocket expenses and the sale of certain assets. Registrant does not have sufficient cash to meet all of the contractual debt obligations of all of its investments nor is it obligated to do so. As discussed above, Registrant does not currently expect to advance working capital to WREX and KATC, although it may possibly choose to in the context of a successful restructuring.

Current and future maturities under Registrant's existing credit facilities are described in Note 6 of "Item 8. Financial
Statements and Supplementary Data".

Results of Operations

1993 vs. 1992

During 1993 and 1992, Registrant had total operating revenues of approximately $100.0 million and $100.4 million, respectively. The approximate $0.4 million decrease was primarily due to decreases in the cable television group, including a decrease of $4.7 million attributable to the sale of Universal on July 8, 1992, offset partially by increases of approximately $2.1 million at California Cable and approximately $1.8 million at C-ML Cable. The increase in revenue at California Cable resulted generally from a higher level of average basic subscribers, modest rate increases and higher advertising and home shopping revenues, offset partially by lower premium revenues, while the increase in revenue at C-ML Cable resulted primarily from a higher average level of basic subscribers and higher average revenue per subscriber (due to a rate restructuring to comply with re-regulation), as well as to increased advertising revenue. The increase in revenues at California Cable would have been higher in the absence of the rate reductions mandated by the FCC. Despite the higher level of average basic subscribers at California Cable, the number of basic subscribers decreased from 132,380 at the end of 1992 to 131,830 at the end of 1993 due to weakness in the local economy as well as to negative consumer reaction to both a modest rate increase in the northern California systems and the restructuring of rates following re-
regulation.    In addition, despite the higher level of average
basic subscribers at C-ML Cable, the number of basic subscribers decreased from 105,968 at the end of 1992 to 104,677 at the end of 1993 due in part to negative consumer reaction to both a modest rate increase and the restructuring of rates following re-regulation. The number of premium subscribers continued to decrease from 79,334 at the end of 1992 to 73,625 at the end of 1993 at California Cable, due to weakness in the local economy as well as continuing industry-wide softness in subscriber demand for premium services and the decline in basic subscribers. Similar factors caused a decline in premium subscribers at the C-ML Cable systems from 77,037 at the end of 1992 to 69,319 at the end of 1993. Registrant anticipates that as a result of the weakness in the California economy, there will be continued pressure on the levels of both basic subscribers and premium subscribers during 1994.

Television stations KATC and WREX reported a combined increase of approximately $0.3 million in revenue as a result of stronger local revenues, particularly at KATC, partially offset by lower political revenues which did not recur in 1993. The Wincom-WEBE-WICC radio group reported a net increase of approximately $0.3 million, as increased advertising revenues at WICC, WQAL and WEBE offset approximately $1.0 million in revenues lost due to the sale of the Indianapolis Stations at the beginning of the fourth quarter of 1993 and the discontinuation of the Indiana University Sports Radio Network after the second quarter of 1992. The remaining increases or decreases in total operating revenue at Registrant's other properties were immaterial, either individually or in the aggregate.

During 1993 and 1992, Registrant incurred property operating expenses of approximately $33.8 million and $36.3 million, respectively, in connection with the operation of its cable, radio and television properties. Registrant's total property operating expenses decreased by approximately $2.5 million from year to year as a result of: a $1.5 million decrease attributable to the 1992 sale of Universal; a $1.1 million decrease at the Wincom-WEBE-WICC radio group attributable primarily to the sale of the Indianapolis Stations at the beginning of the fourth quarter of 1993 and the discontinuation of the Indiana University Sports Radio Network after the second quarter of 1992; and a $0.4 million decrease at KORG/KEZY due primarily to a non-recurring write-off of uncollectible accounts receivable in the first half of 1992 as well as to lower sales commissions and promotion and engineering expenses; a net decrease at C-ML Cable of $0.4 million, due to a reversal of approximately $1.0 million related to property taxes (Refer to Note 14 of "Item 8. Financial Statements and Supplementary Data" for further information regarding property taxes) partially offset by an increase of $0.6 million due primarily to an increase in variable costs, such as programming costs, resulting from the increase in operating revenues; partially offset by a $0.8 million increase at California Cable due to increased basic programming costs resulting from the higher level of average basic subscribers and generally higher programming costs, as well as increased marketing expenses; and an increase of $0.2 million at television stations KATC and WREX, due primarily to the expansion of the news operations at both stations.

During 1993 and 1992, Registrant incurred general and administrative expenses of approximately $20.0 million and $22.7 million, respectively. Registrant's total general and administrative expenses decreased by approximately $2.7 million from year to year as a result of: a decrease of $1.2 million due to the 1992 sale of Universal; a decrease of $0.3 million at the Wincom-WEBE-WICC radio group due primarily to the sale of the Indianapolis Stations at the beginning of the fourth quarter of 1993; and a net decrease at California Cable of $1.3 million primarily due to a favorable decision regarding property tax assessments which resulted in the reversal of approximately $2.2 million in property tax assessments (Refer to Note 14 of "Item 8. Financial Statements and Supplementary Data" for further information regarding property taxes) partially offset by a $0.9 million increase due to increased costs of benefits, general and health insurance, and bad debt expense. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Registrant earned interest income of approximately $0.6 million and $0.2 million during 1993 and 1992, respectively. The increase in interest income is due to a substantially higher level of working capital at California Cable and C-ML Cable during 1993 as compared to 1992, partially offset by lower market interest rates in 1993 than in 1992.

Interest expense of approximately $17.5 million and $23.4 million in 1993 and 1992, respectively, represents the cost incurred for borrowed funds utilized to acquire various media properties. The approximately $5.9 million decrease in interest expense is due to:(1) the expiration of unfavorable interest rate hedge agreements pursuant to, and lower average outstanding borrowings under, the Revised ML California Cable Credit Agreement, ($4.0 million);(2) the sale of Universal in July 1992 ($2.7 million);(3) the expiration of unfavorable interest rate hedge agreements pursuant to, and lower average outstanding borrowings under, the WREX-KATC Loan ($0.5 million); and (4) reduced rates under the Wincom-WEBE-WICC Restructuring Agreement ($0.6 million); partially offset by increased interest expense at C-ML Cable due to higher interest rates under the fixed rate C-ML Notes compared to the floating rates under the original C-ML Credit Agreement ($1.7 million).

Registrant's depreciation and amortization expense totalled approximately $31.4 million and $31.5 million in 1993 and 1992, respectively. This $0.1 million decrease resulted primarily from: a $1.8 million decline attributable to the 1992 sale of Universal; and a $0.2 million decrease at the Wincom-WEBE-WICC radio group due to the sale of the Indianapolis Stations at the beginning of the fourth quarter of 1993; partially offset by a $1.7 million increase at California Cable and a $0.3 million increase at C-ML Cable attributable to greater depreciation expense associated with capital expenditures. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in the aggregate.

1992 vs. 1991

During 1992 and 1991, Registrant had total operating revenues of approximately $100.4 million and $99.2 million, respectively.
Revenues in 1992 included approximately one-half year of Universal Cable's revenues as a result of its sale on July 8, 1992.

Total operating revenue earned during 1992 increased by approximately $1.3 million over total operating revenue earned during 1991. This increase is attributable primarily to increases of approximately: $4.3 million at California Cable, due primarily to a moderate rate increase, an increase in the number of basic customers, and higher advertising revenue; $0.9 million at C-ML Cable, due primarily to a moderate rate increase and an increase in the number of basic customers; and $0.4 million at WREX-TV, due primarily to increased revenues derived from political advertising expenditures during the 1992 election year. These increases were offset by decreases of approximately: $3.8 million at Universal due to the sale of the Universal cable systems on July 8, 1992; $0.4 million at KATC-TV due primarily to weakness in local advertising in the Lafayette, Louisiana market served by the station; and $0.1 million at Wincom, due primarily to reduced revenues in the fourth quarter resulting from a change in the formats of the Indianapolis radio stations in the second half of 1992.

During 1992 and 1991, Registrant incurred property operating expenses of approximately $36.3 million and $37.7 million, respectively, in connection with the operations of its radio, television and cable properties. Property operating expenses incurred in 1992 decreased by approximately $1.4 million compared to property operating expenses incurred in 1991. This decrease is attributable primarily to decreases of approximately: $1.3 million at Universal due to the sale of the Universal cable systems on July 8, 1992; $0.7 million at Wincom due primarily to cost reduction measures (including staff reductions and reduced promotional expense), principally at the Indianapolis radio stations; and $0.2 million at radio stations KORG/KEZY due primarily to charges in the third and fourth quarters of 1991 (and less significantly in the first quarter of 1992) related to bad debt expense. These decreases were partially offset by increases of approximately: $0.6 million at California Cable, due primarily to higher programming costs attributable to wholesale cost increases; $0.3 million at WREX-TV, due primarily to higher selling and promotion expense associated with higher revenue, as well as the purchase of certain new programming beginning in the Summer and Fall of 1992; and $0.2 million at KATC-TV, due primarily to a non-recurring non-cash charge for copyright expense. Increases or decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in aggregate.

Registrant earned interest income of approximately $0.2 million and $0.3 million during 1992 and 1991, respectively, which was earned primarily on unexpended Registrant funds. From 1991 to 1992, interest income decreased due to declining interest rates.

Interest expense of approximately $23.4 million and $30.7 million, incurred in 1992 and 1991, respectively, represents the cost incurred for borrowed funds utilized to acquire various media properties. The decrease in interest expense from 1991 to 1992 of approximately $7.3 million is due primarily to: the expiration of interest rate hedge agreements under the C-ML Credit Agreement, WREX-KATC Loan and Wincom-WEBE-WICC Loan; the sale of the Universal cable systems on July 8, 1992 (which sale resulted in the discharge of all indebtedness under the Universal Credit Agreement); and generally lower market interest rates in 1992 compared to 1991.

Registrant incurred various non-cash charges resulting from the depreciation and amortization of plant, property and equipment, franchise rights, goodwill, other intangible assets, and certain deferred costs and prepaid expenses. Depreciation and amortization expense of approximately $31.5 million and $37.0 million were incurred in 1992 and 1991, respectively.

The net decrease in depreciation and amortization from 1991 to 1992 of approximately $5.5 million was due primarily to net decreases of approximately: $2.0 million at Wincom, due primarily to a write-off of intangible assets (principally goodwill) during 1991, which resulted in a lower amortizable basis in 1992; $1.5 million at Universal, due to the sale of the Universal cable systems on July 8, 1992; $1.4 million at Registrant primarily due to fully amortized finance fees at the end of 1991 and the first half of 1992 which resulted in a lower amortizable basis in 1992; $0.5 million at California Cable, due primarily to lower amortization due to fully amortized franchise rights of certain franchises, offset slightly by increased depreciation due to capital expenditures; and $0.2 million at radio stations KORG and KEZY, due primarily to full amortization during 1991 of certain intangibles related to the original acquisition. Increases or decreases in depreciation and amortization at Registrant's other properties were immaterial, either individually or in aggregate.

During 1992 and 1991, Registrant incurred general and administrative expenses of approximately $22.7 million and $21.7 million, respectively in connection with the operations of its radio, television and cable properties. General and administration expenses incurred by Registrant in 1992 increased by approximately $1.0 million compared to general and administrative expenses incurred by Registrant in 1991. The primary components of this increase were increases of approximately: $1.1 million at California Cable, due primarily to higher insurance costs and property taxes; $0.8 million at Registrant, resulting principally from adjustments of accruals based on estimates to actual amounts incurred; and $0.4 million at radio stations WEBE and WICC, due primarily to a non-recurring adjustment to rental expense in 1992 with respect to the stations' jointly leased office space. These increases were partially offset by decreases of approximately: $0.9 million at Universal, due to the sale of the Universal cable systems on July 8, 1992; $0.3 million at radio stations KORG and KEZY, due primarily to a write-off in 1991 of certain barter accounts receivable and $0.2 million at Wincom, due to general expense reduction measures. Increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Statement of Financial Accounting Standards No. 112

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). This pronouncement, effective in the first quarter of 1994, establishes accounting standards for employers who provide benefits to former or inactive employees after employment, but before retirement. These benefits include, but are not limited to, salary-continuation, disability related benefits including workers' compensation, and continuation of health care and life insurance benefits. The statement requires employers to accrue the obligations associated with service rendered to date for employee benefits accumulated or vested where payment is probable and can be reasonably estimated. The effect of adopting SFAS No. 112 will not be material on Registrant's financial condition and results of operations.
Additional Operating Information

Registrant owned cable systems that passed 216,328 homes, provided basic cable television service to 131,830 subscribers, and accounted for 73,625 pay units as of December 31, 1993. In addition, Registrant holds a 50% interest in the Venture, which in turn, through C-ML Cable, passed 259,790 homes, provided basic cable television service to 104,677 subscribers and accounted for 69,319 pay units as of December 31, 1993. The following table shows the numbers of basic subscribers and pay units at each of Registrant's wholly-owned cable investments and at C-ML at December 27, 1991, December 25, 1992, and December 31, 1993:

                        December 27,   December 25,   December 31,
                              1991           1992           1993

Homes Passed
California Systems         208,356           213,586        216,328
Universal                   38,808                 0              0
Wholly-Owned               247,164           213,586        216,328

C-ML Cable                 259,580           261,757        259,790

Basic Subscribers
California Systems         128,633           132,380        131,830
Universal                   29,750                 0              0
Wholly-Owned               158,383           132,380        131,830

C-ML Cable                 103,101           105,968        104,677

Pay Units
California Systems          80,614            79,334         73,625
Universal                   14,054                 0              0
Wholly-Owned                94,668            79,334         73,625

C-ML Cable                  78,903            77,037         69,319


Since December 27, 1991, Registrant has experienced an overall increase at its California Cable Systems in the number of homes passed. Homes passed growth has been attributable primarily to extensions of existing cable plant. The increased basic subscriber levels experienced in 1992 at the California Cable Systems were due to the extension of cable plant to pass new potential subscribers, marketing efforts, and broadly-defined customer retention efforts including ongoing attention to technical quality and customer service. However, the number of basic subscribers decreased from December 25, 1992 to December 31, 1993, due to weakness in the local economy as well as to negative consumer reaction to both a modest rate increase in the northern California systems and the restructuring of rates following regulation. In addition, the number of pay units in Registrant's California Cable Systems decreased from December 27, 1991 to December 31, 1993, primarily as a result of a weak local economy in southern California. An audit and update of C-ML Cable's database of homes passed, resulted in a reduction in the number of homes passed recorded by the Puerto Rico Systems from the end of 1992 to the end of 1993. The overall number of homes passed by the Puerto Rico Systems increased slightly from the end of 1991 to the end of 1992. The Puerto Rico Systems experienced an increase in the number of basic subscribers from 1991 to 1992. This is due to the extension of cable service to pass additional homes, as well as to an increased level of marketing during 1992. The Puerto Rico Systems experienced a decrease in the number of basic subscribers from 1992 to 1993 primarily due to the loss of basic subscribers following the repackaging of the C-ML Cable Systems' rate structure in the third quarter of 1993 due to re-regulation of the cable industry. The number of pay units at the Puerto Rico Systems declined sharply from December 27, 1991 to December 31, 1993, primarily due to continuing industry-wide softness in subscriber demand for premium services and the lack of intense promotional campaigns in 1993.

Basic penetration was 60.9% and the pay-to-basic ratio 55.8% in Registrant's wholly-owned systems as of December 31, 1993. By comparison, industry sources estimate that the national average basic penetration rate was 63.0% and the national average pay-to-basic ratio was 73.0% as of December 31, 1993. The pay-to-basic ratio in Registrant's wholly-owned systems is lower than the industry average because most of Registrant's basic subscribers are located in areas where off-air reception of television signals is poor so customers subscribe largely for reception purposes, having lesser interest in premium services. Basic penetration was 40.3% and the pay-to-basic ratio 66.2% in the Puerto Rico Systems as of December 31, 1993. Average figures for Puerto Rico are not available from a reliable source.

As of December 31, 1993, Registrant operated two television stations in United States cities and seven radio stations in four cities in the United States and in San Juan, Puerto Rico. Each of Registrant's broadcast properties competes with numerous other outlets in its area, with the number of competing outlets varying from location to location. Stations are rated in each market versus competitors based on the number of viewers or listeners tuned to the various outlets in that market.

The information below briefly describes, for each station owned by Registrant, the number of competitors that each station faces in its market and the station's ranking in that market, where applicable.

Registrant's television station WREX-TV in Rockford, Illinois competes with three other television stations in the Rockford market according to Nielsen, an accepted industry source. According to Nielsen, the station was ranked number two in the market on a weekly sign-on to sign-off basis as of the industry-standard measurement period ending November, 1993.

Registrant's television station KATC-TV in Lafayette, Louisiana competes with two other television stations in the Lafayette market according to Nielsen. According to Nielsen, the station was ranked number two in the market on a weekly sign-on to sign-off basis as of the industry-standard measurement period ending November, 1993.

Registrant's radio station WQAL-FM in Cleveland, Ohio competes with 25 other radio stations in the Cleveland market according to Arbitron, an accepted industry source. According to Arbitron, the station was ranked number seven in the market in terms of listeners 12+ as of the Fall, 1993 rating period.

Registrant's radio stations WEBE-FM and WICC-AM in Fairfield County, Connecticut compete with 45 other radio stations in the Fairfield County market according to Arbitron. According to Arbitron, WEBE-FM was ranked number two in Fairfield County and WICC-AM was ranked number one in Bridgeport, Connecticut in terms of listeners 12+ as of the Fall, 1993 rating period.
Market rating information was not available from a reliable source for Registrant's radio stations in San Juan, Puerto Rico.

While reliable data is available from Arbitron for Registrant's radio stations in Anaheim, California, this information is not available to Registrant, as it does not subscribe to Arbitron or any other ratings service in the Anaheim market.

The above information on competition and ratings for Registrant's broadcast properties may give a distorted view of the success of, or competitive challenges to, each of the properties for a number of reasons. For example, the signals of stations listed as competitors may not be of equal strength throughout the market. In addition, the competitive threat posed by stations that serve essentially the same broadcast area is largely dependent upon factors (e.g., financial strength, format, programming, management, etc.) unknown to or outside the control of Registrant. Finally, rating information is segmented according to numerous demographic groups (e.g., listeners 12 +, women 25-34, etc.), some of which are considered more attractive than others by advertisers. Consequently, a station can be ranked highly for one group but not another, with strength in different groups having substantially different impacts on financial performance. For purposes of the discussion above, the most general type of rating was used.


  Item 8.   Financial Statements and Supplementary Data

                    TABLE OF CONTENTS
                                                             Page
                 ML Media Partners, L.P.

Independent Auditors' Report                                 68-69

Consolidated Balance Sheets as of December 31, 1993 and
December 25, 1992                                            70-71

Consolidated Statements of Operations for the years ended
December 31, 1993, December 25, 1992 and December 27, 1991
                                                             72-73

Consolidated Statements of Cash Flows for the years ended
December 31, 1993, December 25, 1992 and December 27, 1991
                                                             74-76

Consolidated Statements of Changes in Partners' Capital
(Deficit) for the years ended December 31, 1993, December
25, 1992 and December 27, 1991                                77

Notes to the Consolidated Financial Statements for the
years ended December 31, 1993, December 25, 1992 and
December 27, 1991                                           78-115

Schedule III - Condensed Financial Information of
Registrant as of December 31, 1993, December 25, 1992 and
December 27, 1991                                           116-122

Schedule V - Property, Plant and Equipment as of  December
31, 1993, December 25, 1992 and December 27, 1991             123

Schedule VI - Accumulated Depreciation of Property, Plant
and Equipment as of December 31, 1993, December 25, 1992
and December 27, 1991                                         124

Schedule VIII - Accumulated Amortization of Intangible
Assets and Accumulated Amortization of Prepaid Expenses
and Deferred Charges as of December 31, 1993, December 25,
1992 and December 27, 1991                                    125



Schedule X - Supplementary Income Statement Information
for the years ended December 31, 1993, December 25, 1992
and December 27, 1991                                         126



Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.
INDEPENDENT AUDITORS' REPORT


ML Media Partners, L.P.:

We have audited the accompanying consolidated financial statements and the related financial statement schedules of ML Media Partners, L.P. (the "Partnership") and its affiliated entities, listed in the accompanying table of contents. These financial statements and financial statement schedules are the responsibility of the Partnership's general partner. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership and its affiliated entities at December 31, 1993 and December 25, 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As emphasized in Note 2 to the consolidated financial statements, the Partnership was in default under one of its loan agreements as of December 31, 1993. If the Partnership is unable to restructure or amend this loan agreement, the Partnership will be unable to satisfy its ongoing debt obligations under the agreement. As a result, the lenders could accelerate payment of the debt under the loan agreement and foreclose on the assets that collateralize that debt. The ultimate outcome of the Partnership's attempt to restructure this debt obligation cannot presently be determined. Accordingly, no adjustment that may result from the outcome of this matter has been made in the accompanying consolidated financial statements.

As emphasized in Note 2 to the consolidated financial statements, the recent Federal legislation concerning the regulation of the cable television industry may have a detrimental impact on the financial condition, liquidity and value of the Partnership's cable systems and it is likely that the Partnership will experience covenant defaults under a cable system debt agreement. The cable operations have total assets and operating revenues comprising 76 percent and 75 percent, respectively, of the Partnership's consolidated assets and operating revenues in the accompanying 1993 consolidated financial statements. The ultimate impact of such regulation cannot presently be determined. Accordingly, no adjustment that may result from the outcome of this matter has been made in the accompanying consolidated financial statements.



DELOITTE & TOUCHE
New York, New York
March 22, 1994


                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
           AS OF DECEMBER 31, 1993 AND DECEMBER 25, 1992

                              Notes        1993           1992
ASSETS:
Cash and cash equivalents       1,2     $26,916,477     $19,930,098
Accounts receivable (net
  of allowance for doubtful
  accounts of $677,188 at
  December 31, 1993 and
  $538,888 at December 25,
  1992)                          14       9,286,116       6,879,831
Prepaid expenses and
  deferred charges (net of
  accumulated amortization
  of $7,241,088 at December
  31, 1993, and $6,601,766
  at December 25, 1992)           1       4,399,276       3,610,935
Property, plant and
  equipment(net of
  accumulated depreciation
  of $104,955,637 at
  December 31, 1993 and
  $91,378,707 at December
  25, 1992)                   1,2,4      92,400,494     103,758,253
Intangible assets (net
  of accumulated
  amortization of
  $111,069,407 at December
  31, 1993 and $112,996,421
  at December 25, 1992)       1,2,5     111,146,204     121,986,627
Other assets                   6,10       5,703,370       5,388,698
TOTAL ASSETS                      6    $249,851,937    $261,554,442

LIABILITIES AND PARTNERS'
DEFICIT:
Liabilities:
Borrowings                   2,6,11    $232,568,349    $245,994,745
Accounts payable and
  accrued liabilities             7      29,989,412      29,815,516
Subscriber advance payments               2,102,082       1,929,427
Total Liabilities                       264,659,843     277,739,688

Commitments and
Contingencies                  8,14

(Continued on the following page)



                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
           AS OF DECEMBER 31, 1993 AND DECEMBER 25, 1992
                            (continued)

                             Notes        1993            1992

Partners' Deficit:
General Partner:
Capital contributions, net
  of offering expenses          1         1,708,299       1,708,299
Cumulative loss                         (1,793,460)     (1,807,233)
                                           (85,161)        (98,934)

Limited Partners:
Capital contributions, net
  of offering expenses
  (187,994 Units of Limited
  Partnership Interest)         1        169,121,150     169,121,150
Tax allowance cash
  distribution                           (6,291,459)     (6,291,459)
Cumulative loss                        (177,552,436)   (178,916,003)
                                        (14,722,745)    (16,086,312)
Total Partners' Deficit                 (14,807,906)    (16,185,246)
TOTAL LIABILITIES AND
PARTNERS' DEFICIT                      $ 249,851,937   $ 261,554,442




See Notes to Consolidated Financial Statements.

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE YEARS ENDED DECEMBER 31, 1993, DECEMBER 25, 1992
                        AND DECEMBER 27, 1991
                    Notes       1993           1992          1991
REVENUES:
Operating revenue        1  $ 99,990,757   $100,443,967  $ 99,185,423

Interest                         558,380        158,738       273,704
Gain on sale of
  assets                 3     4,988,390              -             -
Total revenues               105,537,527    100,602,705    99,459,127

COSTS AND EXPENSES:
Property operating      14    33,764,437     36,301,114    37,652,907
General and
  administrative     7,8,1    20,003,401     22,703,107    21,708,878
                         4
Depreciation and
  amortization       1,4,5    31,419,885     31,516,609    36,975,908

Interest expense         6    17,500,965     23,437,581    30,701,430
Management fees          7     1,591,831      1,629,882     1,667,934
Other                            179,455        190,182       195,203
Loss on sale of
  Universal              3             -      6,399,000             -
Loss on write-down
  of Wincom              5             -              -    21,606,418
Total costs and
  expenses                   104,459,974    122,177,475   150,508,678

Income (loss)
  before provision
  for income taxes
  and extraordinary
  item                         1,077,553   (21,574,770)  (51,049,551)

Provision for
  income taxes-
  Wincom              1,12       190,000              -             -

Income (loss)
  before
  extraordinary
  item                           887,553   (21,574,770)  (51,049,551)
Extraordinary item-
  gain on extin-
  guishment of debt      3       489,787     12,294,000             -

NET INCOME (LOSS)           $  1,377,340  $ (9,280,770) $(51,049,551)

(Continued on the following page)

                      ML MEDIA PARTNERS, L.P.
               CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE YEARS ENDED DECEMBER 31, 1993, DECEMBER 25, 1992
                       AND DECEMBER 27, 1991
                            (continued)

                    Notes       1993          1992           1991
Per Unit of
  Limited
  Partnership
  Interest:

Income (loss)
  before
  extraordinary
  item                      $      4.67   $   (113.61)   $   (268.83)
Extraordinary item                 2.58          64.74              -

NET INCOME (LOSS)           $      7.25   $    (48.87)       (268.83)

Number of Units                 187,994        187,994        187,994




See Notes to Consolidated Financial Statements.

                      ML MEDIA PARTNERS, L.P.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 31, 1993, DECEMBER 25, 1992
                       AND DECEMBER 27, 1991

                                1993          1992           1991
Cash flows from operating
activities:
Net income (loss)           $ 1,377,340    $ (9,280,770  $(51,049,551
                                                      )             )
Adjustments to reconcile
  net income (loss) to net
  cash provided by
  operating activities:
Depreciation and
  amortization               31,419,885      31,516,609    36,975,908
Bad debt expense                327,194         292,141       372,304
Equity in earnings of
  joint venture               (143,582)        (26,028)       (3,724)
Loss on sale of Universal             -       6,399,000             -
Gain on extinguishment of
  debt                        (489,787)    (12,294,000              -
                                                     )
Loss on write-down of
  Wincom                              -               -    21,606,418
Gain on sale of assets      (4,988,390)               -             -

Change in operating assets
  and liabilities:
Decrease/(increase) in
  accounts receivable       (2,733,479)         446,295     1,851,467
Decrease/(increase)in
  prepaid expenses and
  deferred charges          (1,471,007)           4,588     (799,284)
Decrease/(increase) in
  other assets                (171,090)         219,336       209,082
Increase in accounts
  payable and accrued
  liabilities                   193,632         611,859     5,135,167
Increase in subscriber
  advance payments              172,655          91,062        56,189


Net cash provided by
  operating activities       23,493,371      17,980,092    14,353,976



(Continued on the following page)

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 31, 1993, DECEMBER 25, 1992
                        AND DECEMBER 27, 1991
                             (continued)

                                1993          1992          1991
Cash flows from investing
activities:

Proceeds from sale of
  assets                      7,447,854              -             -

Purchase of property,
  plant and equipment       (10,205,727   (10,044,019)  (12,856,086)
                                      )

Intangible assets              (322,723      (335,581)     (115,202)
                                      )

Net cash used in investing
activities                  ( 3,080,596   (10,379,600)  (12,971,288)
                                      )

Cash flows from financing
  activities:
Principal payments on bank
  loans                     (14,874,901)     (9,125,974)  (15,321,250)
Proceeds from borrowings       1,448,505      11,279,969    14,713,750
Net cash (used in)
provided                    (13,426,396)       2,153,995     (607,500)
  by financing activities

Net increase in cash and
  cash equivalents             6,986,379       9,754,487       775,188
Cash and cash equivalents
  at the beginning of year    19,930,098      10,175,611     9,400,423
Cash and cash equivalents
   at end of year            $26,916,477     $19,930,098  $ 10,175,611

Cash paid for interest       $17,246,267     $21,070,472  $ 26,803,211


Supplemental Disclosure of Non-Cash Investing and Financing
Activities:

Borrowings and related liabilities of approximately $43,400,000 were fully discharged related to the disposition of the Universal
Cable Systems as of December 25, 1992. See Note 3 for additional information.

Property, plant and equipment of approximately $1,067,000, $1,094,000 and $1,619,000 was acquired but not paid for as of December 31, 1993, December 25, 1992 and December 27, 1991, respectively.



See Notes to Consolidated Financial Statements.

                      ML MEDIA PARTNERS, L.P.
 CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
      FOR THE YEARS ENDED DECEMBER 31, 1993, DECEMBER 25, 1992
                       AND DECEMBER 27, 1991


                               General       Limited
                               Partner      Partners        Total


Balance, December 28, 1990     $ 504,370   $ 43,640,705  $ 44,145,075


1991:

   Net Loss                    (510,496)   (50,539,055)  (51,049,551)

Partners' Deficit at
December 27, 1991                (6,126)    (6,898,350)   (6,904,476)

1992:

   Net Loss                     (92,808)    (9,187,962)   (9,280,770)

Partners' Deficit at
December 25, 1992               (98,934)   (16,086,312)  (16,185,246)

1993:

   Net Income                     13,773      1,363,567     1,377,340

Partners' Deficit at
December 31, 1993             $ (85,161)   $(14,722,745  $(14,807,906
                                                      )             )





See Notes to Consolidated Financial Statements.
                     ML MEDIA PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE YEARS ENDED DECEMBER 31, 1993, DECEMBER 25, 1992
                      AND DECEMBER 27, 1991


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ML Media Partners, L.P. (the "Partnership") was formed and the Certificate of Limited Partnership was filed under the Delaware Revised Uniform Limited Partnership Act on February 1, 1985. Operations commenced on May 14, 1986 with the first closing of the sale of units of limited partnership interest ("Units"). Subscriptions for an aggregate of 187,994 Units were accepted and are now outstanding.

Media Management Partners (the "General Partner") is a joint venture, organized as a general partnership under the laws of the State of New York, between RP Media Management (a joint venture organized as a general partnership under the laws of the State of New York, consisting of The Elton H. Rule Company and IMP Media Management, Inc.), and ML Media Management Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. The General Partner was formed for the purpose of acting as general partner of the Partnership. The General Partner's total capital contribution was $1,898,934 which represents 1% of the total Partnership capital contributions.

Pursuant to the terms of the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), the General Partner is liable for all general obligations of the Partnership to the extent not paid by the Partnership. The limited partners are not liable for the obligations of the Partnership in excess of the amount of their contributed capital.

The purpose of the Partnership is to acquire, finance, hold, develop, improve, maintain, operate, lease, sell, exchange, dispose of and otherwise invest in and deal with media businesses and direct and indirect interests therein. As of December 31, 1993, the Partnership's investments consisted of a 50% interest in Century - ML Cable Venture (the "Venture"), which through its wholly-owned subsidiary corporation, Century- ML Cable Corporation("C-ML Cable") operates two cable television systems in Puerto Rico (the "Puerto Rico Systems"); four cable television systems in California ("California Cable" or the "California Systems"); two VHF television stations (KATC located in Lafayette, Louisiana and WREX located in Rockford, Illinois); an FM (WEBE-FM) and AM (WICC-AM) radio station combination in Bridgeport, Connecticut; an FM and AM radio station combination in Anaheim, California (KEZY-FM and KORG-AM, respectively); Wincom Broadcasting Corporation ("Wincom"), a corporation that owns an FM radio station in Cleveland, Ohio (WQAL-FM); and a 49.999% interest in Century-ML Radio Venture ("C-ML Radio"), which owns an FM and AM radio station combination (WFID-FM and WUNO-AM, respectively) and background music service in San Juan, Puerto Rico.

Basis of Accounting and Fiscal Year

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes. Pursuant to generally accepted accounting principles, the Partnership recognizes revenue as various services are provided. The Partnership consolidates its 100% interest in Wincom; its 99.999% interests in ML California Associates, KATC Associates, WREX Associates, WEBE Associates, WICC Associates and Anaheim Radio Associates; and its pro rata 50% interest in the C-ML Cable Venture. The Partnership accounts for its 49.999% interest in C-ML Radio under the equity method (see Note 10). The Partnership also consolidated its 100% interest in Universal Cable Holdings, Inc. ("Universal") prior to its sale in July, 1992. See Note 3 for information regarding the sale of Universal. All intercompany accounts have been eliminated.

The fiscal year of the Partnership ends on the last Friday of each calendar year.

Property and Depreciation

Property, plant and equipment is stated at cost, less accumulated depreciation. Property, plant and equipment is depreciated using the straight-line method over the following estimated useful lives:

 Machinery, Equipment and Distribution Systems         5-12 years
 Buildings                                          15-30.5 years
 Other                                                 3-10 years

Initial subscriber connection costs, as it relates to the cable television systems, are capitalized and included as part of the distribution systems. Costs related to disconnects and reconnects are expensed as incurred. Expenditures for maintenance and repairs are also expensed as incurred. Betterments, replacement equipment and additions are capitalized and depreciated over the remaining life of the assets.
Intangible Assets and Deferred Charges

Intangible assets and deferred charges are being amortized on a straight-line basis over various periods as follows:

     Goodwill                 40 years
     Franchise                life of the franchise
     Other Intangibles        various
     Deferred Costs           4-10 years

The Partnership periodically evaluates the recoverability of goodwill using consistent, objective methodologies. Such methodologies may include recoverability from cash flows, recoverability from operating income, recoverability from net income or fair value determination.

Barter Transactions

As is customary in the broadcasting industry, the Partnership engages in the bartering of commercial air time for various goods and services. Barter transactions are recorded based on the fair market value of the products and/or services received. The goods and services are capitalized or expensed as appropriate when received or utilized. Revenues are recognized when the commercial spots are aired.

Broadcast Program Rights

The Partnership's television stations' broadcast program rights, included in other assets, represent license agreements for the right to broadcast programs which are available at the balance sheet date. Amortization is recorded on a straight-line basis over the period of the license agreements or upon run usage.

Revenue Recognition

Operating revenue, as it relates to the cable television systems, includes earned subscriber service revenues and charges for installation and connections. Subscriber services paid for in advance are recorded as income when earned.

Income Taxes

No provision for income taxes has been made for the Partnership because all income and losses are allocated to the partners for inclusion in their respective tax returns. However, the Partnership owns certain entities which are consolidated in the accompanying financial statements and which are taxable.

Effective December 26, 1992 the Partnership adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). For certain entities owned by the Partnership which are taxpayers, SFAS No. 109 requires the recognition of deferred income taxes for the tax consequences of differences between the bases of assets and liabilities for income tax and financial statement reporting purposes, based on enacted tax laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. For the Partnership, SFAS No. 109 requires the disclosure of the difference between the tax bases and the reported amounts of the Partnership's assets and liabilities.

Statement of Financial Accounting Standards No. 112

In November 1992, Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). This pronouncement, effective in 1994, establishes accounting standards for employers who provide benefits to former or inactive employees after employment, but before retirement.
These benefits include, but are not limited to, salary-continuation, disability related benefits including workers' compensation, and continuation of health care and life insurance benefits. The statement requires employers to accrue the obligations associated with service rendered to date for employee benefits accumulated or vested where payment is probable and can be reasonably estimated. The effect of adopting SFAS No. 112 will not be material on the Partnership's financial position and results of operations.

Interest Rate Exchange Agreements

The differential to be paid or received on the interest rate exchange agreements is accrued and recognized over the life of the agreement.

The Partnership was exposed to credit loss in the event of non-performance by the other parties to interest rate exchange agreements in connection with the Revised ML California Credit Agreement and the WREX-KATC Loan during 1992; however, these interest rate exchange agreements expired during 1993.

Statements of Cash Flows

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents.

2.   LIQUIDITY

The Partnership's ongoing cash needs will be to fund debt service, capital expenditures and working capital needs.

As of December 31, 1993, the Partnership had $26,916,477 in cash and cash equivalents, of which $22,479,254 was limited for use at the operating level and the remaining $4,437,223 was the Partnership's working capital.

As of December 25, 1992, the Partnership had $19,930,098 in cash and cash equivalents, of which $15,677,696 was limited for use at the operating level and the remaining $4,252,402 was the Partnership's working capital.

The Partnership engaged Merrill Lynch & Co. and Daniels &
Associates in January, 1994 to act as its financial advisors in connection with a possible sale of all or a portion of Registrant's California Cable Systems.

There can be no assurances that the Partnership will be able to enter into an agreement to sell the California Cable Systems on terms acceptable to the Partnership or that any such sale will be consummated. If a sale is consummated, it is expected that it would be consummated no earlier than the second half of 1994.

Impact of Cable Legislation

The future liquidity of the Partnership's cable operations, California Cable and C-ML Cable, is likely to be negatively affected by recent and ongoing changes in legislation governing the cable industry. The potential impact of such legislation on the Partnership is described below.

On October 5, 1992, Congress overrode the President's veto of the Cable Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") which imposes significant new regulations on the cable television industry. The 1992 Cable Act required the development of detailed regulations and other guidelines by the Federal Communications Commission ("FCC"), most of which have now been adopted but remain subject to petitions for reconsideration before the FCC and/or court appeals.

On May 3, 1993, the FCC released a Report and Order relating to the regulation of rates for certain cable television programming services and equipment. These rules establish certain benchmarks which will enable local franchise authorities to require rates for "basic service" (minimally, local broadcast and access channels) and the FCC (upon receipt of individual complaints) to require rates for certain satellite program services (excluding premium channels) to fall approximately 10% from September 30, 1992 levels, unless the cable operator is already charging rates that are at a so-called "competitive" benchmark level or it can justify a higher rate based on a cost-of-service showing. Rates of all regulated cable systems will then be subject to a price cap that will govern the extent to which rates can be raised in the future without a cost-of-service showing. Several other key matters are still pending before the FCC that will ultimately shape and complete this new regulatory framework for cable industry rates. For example, in a complicated multi-faceted document released on August 27, 1993, the FCC simultaneously: (1) issued a First Order on Reconsideration of the foregoing May 3 rate order (confirming or clarifying certain benchmark rate methodology issues); (2) adopted a Second Report and Order (deciding to continue to include systems with less than 30% penetration in the universe of systems whose rates were used to establish benchmarks, a decision that, if unchanged, avoids a potentially downward adjustment of the previously announced benchmark rates); and (3) issued a Third Notice of Proposed Rulemaking (addressing such "going forward" issues as how cable rates should be modified when channels are added or deleted, how costs incurred for rebuilds should be treated, and whether cable operators should be required to use the same methodology to determine rates for both basic and expanded basic tiers). In addition, a separate yet related rulemaking proceeding was initiated by the FCC on July 16, 1993 to establish the proposed standards and certain other ground rules for cost-of-service showings by cable operators seeking to justify cable rates in excess of the FCC prescribed benchmark/price cap levels. While continuing to express a strong preference for its benchmark approach, the FCC's "Notice of Proposed Rulemaking" in this proceeding outlines an alternative regulatory scheme that would combine certain elements of traditional ratebase/rate of return regulation with a more streamlined approach uniquely tailored to the cable industry. Comments in response to both the Third Notice of Proposed Rulemaking and the separate cost-of-service rulemaking were received by the FCC on or before October 7, 1993. In the meantime, the FCC's overall cable service rate regulation rules took effect on September 1, 1993, and the industry-wide freeze on rates for regulated cable service remains in effect until May 15, 1994. Furthermore, by Order released September 17, 1993, the FCC initiated an industry-wide survey of cable rate changes and service restructuring as of the starting date of its rate freeze (April 5, 1993) and the effective date of rate regulation (September 1, 1993) in order to gauge the early effectiveness of its cable rate regulations. The results of this survey, which could further impact rate regulation actions by the FCC, were announced on February 22, 1994.


On February 22, 1994, the FCC adopted a series of additional measures that expand and substantially alter its cable rate regulations. Based on FCC news releases dated February 22, the FCC's major actions include the following: (1) a modification of its benchmark methodology in a way which will effectively require cable rates to be reduced, on average, an additional 7% (i.e., beyond the 10% reduction previously ordered in 1993) from their September 30, 1992 level, or to the new benchmark, whichever is less; (2) the issuance of new standards and requirements to be used in making cost-of-service showings by cable operators who seek to justify rates above the levels determined by the benchmark approach; and (3) the clarification and/or reaffirmation of a number of "going forward" issues that had been the subject of various petitions for reconsideration of its May 3, 1993 Rate Order. Several weeks earlier, and partly in anticipation of these actions, the FCC extended its industry-wide freeze on rates for regulated cable services until May 15, 1994. It is expected that the new benchmark standards and cost-of-service rules will become effective prior to the current termination date of the rate freeze.

In addition to the rate reregulation described above, among other things, the 1992 Cable Act provides that certain qualified local television stations may require carriage by cable operators, or elect to negotiate for payment of fees or other forms of compensation by the cable operator to the stations in exchange for allowing retransmission of their signals. The deadline for making such elections was June 17, 1993. Negotiations between cable operators and those television stations which elected to pursue retransmission agreements were carried out between the foregoing election date and October 6, 1993, the deadline under the 1992 Cable Act for obtaining retransmission consent. If some type of agreement (either final or interim pending further negotiations) was not reached by October 6, 1993, cable operators could have been forced to discontinue carriage of those television stations which elected to pursue retransmission consent (see below).

In its May 1993 Rate Order the FCC exempted from rate regulation the price of packages of "a la carte" channels if certain conditions were met. Upon reconsideration, however, the FCC on February 22, 1994 effectively tightened its regulatory treatment of "a la carte" packages by establishing more elaborate criteria designed to ensure that such practices are not employed so as to unduly evade rate regulation. Now, when assessing the appropriate regulatory treatment of "a la carte" packages, the FCC will consider, inter alia, the following factors as possibly suggesting that such packages do not qualify for non-regulated treatment: whether the introduction of the package avoids a rate reduction that otherwise would have been required under the FCC's rules; whether an entire regulated tier has been eliminated and turned into an "a la carte" package; whether a significant number or percentage of the "a la carte" channels were removed from a regulated service tier; whether the package price is deeply discounted when compared to the price of an individual channel; and whether the subscriber must pay significant equipment or other charges to purchase an individual channel in the package. In addition, the FCC will consider factors that will reflect in favor of non-regulated treatment such as whether the channels in the package have traditionally been offered on an "a la carte" basis or whether the subscriber is able to select the channels that comprise the "a la carte" package. "A la carte" packages which are found to evade rate regulation rather than enhance subscriber choice will be treated as regulated tiers, and operators engaging in such practices may be subject to forfeitures or other sanctions by the FCC.

In a separate action on February 22, 1994, the FCC adopted interim rules to govern cost of service proceedings initiated by cable operators. Operators who elect to pursue cost of service proceedings will have their rates based on their allowable costs, in a proceeding based on principles similar to those that govern cost-based rate regulation of telephone companies. Under this methodology, cable operators may recover, through the rates they charge for regulated cable service, their normal operating expenses and a reasonable return on investment. The FCC has, for these purposes, established an interim industry-wide rate of return of 11.25%. It has also determined that acquisition costs above book value are presumptively excluded from the rate base.
At the same time, certain intangible, above-book costs, such as start-up losses (limited to losses actually incurred during a two-year start-up period) and the costs of obtaining franchise rights and some start-up organizational costs such as customer lists, may be allowed. There are no threshold requirements limiting the cable systems eligible for a cost of service showing, except that, once rates have been set pursuant to a cost of service approach, cable operators may not file a new cost of service showing to justify new rates for a period of two years. Finally, the FCC notes that it will, in certain individual cases, consider a special hardship showing (or the need for special rate relief) where an operator demonstrates that the rates set by a cost of service proceeding would constitute confiscation of investment and that some higher rate would not represent exploitation of customers. In considering whether to grant such a request, the FCC emphasizes that, among other things, it would examine the overall financial condition of the operator and whether there is a realistic threat of termination of service.

The Partnership is currently unable to assess the full impact of the February 22, 1994 FCC action and the 1992 Cable Act upon its business prospects or future financial results. However, the rate reductions mandated by the FCC in May of 1993 have had, and will most likely continue to have, a detrimental impact on the revenues and profits of the Partnership's cable television operations. In addition, the rate reductions and limits on the pricing of a-la-carte cable services proposed on February 22, 1994 are likely to have a further detrimental impact on those revenues and profits. Although the impact of the 1992 Cable Act and the recent FCC actions cannot yet be ascertained precisely, once fully implemented, certain aspects of the new law may have a material negative impact on the financial condition, liquidity, and value of the Partnership.

In addition, the Partnership is currently unable to determine the impact of the February 22, 1994 FCC action and previous FCC actions on its ability to sell the California Cable Systems or the potential timing and value of such a sale. However, as discussed below, the FCC actions have had, and will have, a detrimental impact on the revenues and profits of the California Cable Systems.

Refer to Note 15 of "Item 8. Financial Statements and
Supplementary Data" for more information regarding the possible sale of California Cable.

California Cable

As an example of the effects of the 1992 Cable Act, in complying with the benchmark regulatory scheme without considering the effect of any future potential cost-of-service showing, the Partnership's California Cable Systems, on a franchise by franchise basis, were required to reduce present combined basic service rates (broadcast tier and satellite service tier) effective September 1, 1993. In addition, pursuant to the 1992 Cable Act, revenue from secondary outlets and from remote control units was eliminated or reduced significantly. The Partnership took certain actions to seek to defray some of the resulting revenue declines, which among others included instituting charges for converters, as permitted by the 1992 Cable Act, offering programming services on an a-la-carte basis, which services are not subject to rate regulation, and aggressively marketing unregulated premium services to those subscribers benefiting from decreased basic rates. Despite the institution of these actions by the California Cable Systems, the May, 1993 rate regulations enacted pursuant to the 1992 Cable Act had a detrimental impact on the revenues and profits of the California Cable Systems. In addition, the Partnership is currently unable to determine whether its a-la-carte restructuring is in accordance with the terms of the February 22, 1994 FCC action. The further rate reduction mandated by the February 22, 1994 FCC action and any limits imposed by such action on a-la-carte pricing will have a further detrimental impact on those revenues and profits.

By the October 6 deadline (noted above), the Partnership's California Cable systems had reached agreement with all broadcast stations within their service areas electing retransmission consent. In some cases, these agreements obligate the Systems to carry additional programming services affiliated with the broadcast stations. The costs of these additional program services will not be material to the operations of California Cable.

As of December 31, 1993, the Partnership was in compliance with all covenants under the revised ML California Credit Agreement (the "Revised ML California Credit Agreement") (see Note 6). However, particularly in light of the February 22, 1994 FCC action, it is likely that the Partnership will experience covenant defaults under the Revised ML California Credit Agreement during 1994.
C-ML Cable

On September 30, 1993, C-ML Cable entered into an amendment to the C-ML Revolving Credit Agreement (see Note 6) whereby the Termination Date (the date upon which all revolving credit borrowings outstanding under the C-ML Revolving Credit Agreement are converted into a term loan) was extended from September 30, 1993 to December 15, 1993. Effective December 15, 1993, C-ML Cable entered into a second amendment to the C-ML Revolving Credit Agreement whereby the debt facility was converted into a reducing revolving credit facility with a final maturity of December 31, 1998. Beginning December 31, 1993, the amount of borrowing availability under the C-ML Revolving Credit Agreement is reduced quarterly each year. Outstanding amounts under the debt facility may be prepaid at any time subject to certain conditions. As of December 31, 1993, there were no borrowings outstanding under the C-ML Revolving Credit Agreement.

The Partnership is currently unable to ascertain the full impact of the February 22, 1994 FCC action and previous FCC actions on the Puerto Rico Systems. While the impact of a September 1, 1993 rate and tier restructuring to comply with the 1992 Cable Act did not have a significant negative impact on the revenues and profits of C-ML Cable, it is likely that the February 22, 1994 FCC action will have a detrimental impact on the revenues and profits of the Puerto Rico Systems. The Partnership does not expect that this likely detrimental impact will result in any defaults under the C-ML Notes or the C-ML Revolving Credit Agreement during 1994.

WREX-KATC

During 1993 and 1992, the Partnership defaulted on the quarterly principal payments due with respect to its WREX-KATC Loan. As of December 31, 1993, WREX-KATC was in default of $2,967,873 in principal, after giving effect to $782,127 in principal payments made during 1993 from cash generated by the operations of WREX and KATC. The Partnership is not in default of any interest payments under the WREX-KATC Loan. In addition, as of December 28, 1990 and continuing through December 31, 1993, the Partnership was in default of financial covenants under its WREX-
KATC Loan.    The lender granted waivers for the defaults as of
December 28, 1990. However, the lender has not granted waivers for the 1991, 1992 or 1993 defaults. As required by the terms of the WREX-KATC Loan, the Partnership advanced an additional $10,000 of its working capital to WREX and KATC in April, 1993; bringing the total of such required advances to $1.0 million.
The Partnership expects to experience future principal payment and covenant defaults under the WREX-KATC Loan, and is seeking to restructure the WREX-KATC Loan. The Partnership has engaged The Blackstone Group as its restructuring advisor, to be utilized when deemed necessary, in the Partnership's efforts to restructure the WREX-KATC Loan with the lender. The outcome of these restructuring efforts cannot be predicted at this time, but the Partnership does not intend to, nor is it obligated to, advance any further working capital to WREX and KATC, although it may possibly choose to in the context of a successful restructuring of the WREX-KATC Loan. The lender has informed the Partnership that it reserves all of its rights and remedies under the WREX-KATC Loan agreement, including the right to accelerate the maturity of the indebtedness under the WREX-KATC Loan and to foreclose on, or otherwise force a sale of, the assets of WREX and KATC (but not the other assets of the Partnership.) Borrowings under the WREX-KATC Loan are nonrecourse to the Partnership.

Wincom-WEBE-WICC

On July 30, 1993, the Partnership and Chemical Bank executed an amendment to the Wincom-WEBE-WICC Loan (the "Restructuring Agreement") effective January 1, 1993, which cured all previously outstanding defaults pursuant to the Wincom-WEBE-WICC Loan (see
Note 6). In addition, as discussed in Note 3, the Partnership sold certain assets and remitted a portion of the proceeds to the lender as required under the terms of the Restructuring Agreement.

Summary

Based upon a review of the current financial performance of the Partnership's investments, the Partnership continues to monitor its unrestricted working capital level. To the extent that the Partnership determines that it must maintain or increase its unrestricted working capital level it may take certain actions, which actions may include the continuing deferral of certain general partner management fees, the continuing deferral of certain general partner reimbursements of out-of-pocket expenses and the sale of certain assets. The Partnership does not have sufficient cash to meet all of the contractual debt obligations of all of its investments nor is it obligated to do so. As discussed above, the Partnership does not currently expect to advance working capital to WREX and KATC, although it may possibly choose to in the context of a successful restructuring.

As of December 31, 1993, KATC and WREX represented approximately
9% of the consolidated assets of the Partnership and approximately 10% of the consolidated operating revenue.

3.   DISPOSITION OF ASSETS

Wincom

On April 30, 1993, WIN Communications of Indiana, Inc., a 100%- owned subsidiary of Wincom, entered into an Asset Purchase Agreement to sell substantially all of the assets of WCKN-AM/WRZX-FM, Indianapolis, Indiana (the "Indianapolis Stations") to Broadcast Alchemy, L.P.("Alchemy") for gross proceeds of $7 million. Alchemy is not affiliated with the Partnership. The proposed sale was subject to approval by the FCC, which granted its approval on September 22, 1993. On October 1, 1993, the date of the sale of the Indianapolis Stations, the net proceeds from such sale, which totalled approximately $6.1 million, were remitted to Chemical Bank, as required by the terms of the Restructuring Agreement, to reduce the outstanding principal amount of the Series B Term Loan due Chemical Bank. In addition, certain additional amounts from the gross proceeds from the sale of the Indianapolis Stations, including an escrow deposit of $250,000, may ultimately be paid to Chemical Bank. The Partnership recognized a gain of approximately $4.7 million on the sale of the Indianapolis Stations. In addition, the Partnership recognized an extraordinary gain of approximately
$0.5 million as a result of the remittance to Chemical Bank of the approximately $6.1 million net proceeds to reduce the outstanding principal amount of the Series B Term Loan and the simultaneous forgiveness of the entire Series C Term Loan due Chemical Bank pursuant to the Restructuring Agreement (see Note
6).  The remaining portion of the forgiveness of the Series C
Note will be amortized against interest expense over the remaining life of the loan. As of October 1, 1993 (the date of the sale), the Indianapolis Stations represented approximately 1% of the consolidated assets of the Partnership. In addition, for the year ended December 31, 1993, the Indianapolis Stations represented approximately 1% of the consolidated operating revenues of the Partnership.

Universal

On July 8, 1992, the Partnership consummated the sale of all of the issued and outstanding capital stock of Universal to Ponca/Universal Holdings, Inc., a Delaware corporation ("Ponca"), for aggregate consideration of approximately $31.6 million.
Ponca is not affiliated with the Partnership.

Consideration was paid at closing as follows: [i] approximately $30.2 million was paid to the lenders in full discharge of the obligations of Universal under a credit agreement dated September 19, 1988, as amended, and under an interest rate exchange agreement dated December 12, 1988, which obligations were approximately $43.4 million at Closing; [ii] $1.0 million was deposited into an escrow account with the lenders, which was subsequently paid to the lenders, to provide Ponca with its sole recourse for recovering any indemnification payments or purchase price adjustments that may be due it under the stock purchase agreement; and [iii] approximately $0.4 million was used to pay closing costs associated with the sale. No proceeds were retained by the Partnership and the Partnership recognized a loss of approximately $6.4 million on the sale and an extraordinary gain of approximately $12.3 million on the extinguishment of debt. The lenders have unconditionally released the Partnership and Universal from all other obligations relating to the credit and interest rate exchange agreements. These obligations of Universal (noted above) were nonrecourse to the Partnership.

See Note 13 for information regarding pro forma data for the effects of the disposition of Universal.


4.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                December 31,    December 25,
                                      1993            1992

     Land and Improvements       $  5,087,438    $  5,587,676

     Buildings                     10,827,637      11,613,180

     Cable Distribution
     Systems  and Equipment       178,332,482     173,696,231

     Other                          3,108,574       4,239,873
                                  197,356,131     195,136,960

     Less accumulated           (104,955,637)    (91,378,707)
     depreciation

     Property, plant and
     equipment, net             $  92,400,494    $103,758,253



5.   INTANGIBLE ASSETS

Intangible assets consisted of the following:

                                December 31,    December 25,
                                      1993            1992

     Goodwill                   $  81,091,611   $  88,756,605

     Franchises                   115,268,361     114,945,638
     FCC Broadcast Licenses         4,746,304       4,746,304
     Network Affiliation           10,892,168      10,892,168
     Contracts
     Other                         10,217,167      15,642,333
                                  222,215,611     234,983,048

     Less accumulated           (111,069,407)   (112,996,421)
     amortization

     Intangible assets, net     $ 111,146,204   $ 121,986,627



In 1991, as a result of the Partnership's view of the future prospects of the business of the Wincom-WEBE-WICC group, the Partnership concluded that there had been an impairment, which approximated $21.6 million, of the value of Wincom and, as a result, wrote off the intangible assets (principally, goodwill) related to Wincom during the fourth quarter of 1991.

6.   BORROWINGS

At December 31, 1993 and December 25, 1992, the aggregate amount of borrowings as reflected on the balance sheet of the Partnership is as follows:

                                 December 31,     December 25,
                                       1993             1992

  A)C-ML Notes/C-ML Credit
     Agreement                    $ 50,000,000    $ 48,551,495
  B)Revised ML California
     Credit Agreement              141,375,000     148,500,000
  C)WREX-KATC Loan                  23,467,873      24,250,000
  D)Restructuring
     Agreement/Wincom-WEBE-WICC
     Loan                           17,725,476      24,693,250

         TOTAL                    $232,568,349    $245,994,745
A) On December 31, 1992, obligations under the C-ML Credit Agreement were fully repaid with the proceeds of a $100 million offering of Senior Secured Notes (the "C-ML Notes"), which were purchased by institutional lenders. The terms of the C-ML Notes provide for lower debt service payments in the short-term than the C-ML Credit Agreement, due to the lack of mandatory principal payments. Borrowings under the C-ML Notes bear semi-annual interest at a fixed annual rate of 9.47% with annual principal payments of $20 million payable beginning November 30, 1998 and the final principal payment due November 30, 2002. The C-ML Notes require that C-ML Cable maintain certain ratios such as debt to operating cash flow, interest expense coverage and debt service coverage and restricts such items as cash distributions and certain additional indebtedness. In addition, on December 1, 1992, C-ML Cable entered into a $20.0 million revolving credit agreement (the "C-ML Revolving Credit Agreement") with Citibank, N.A. to provide C-ML Cable future flexibility for cable system expansion, capital expenditures, working capital needs of C-ML Cable and payment of certain liabilities, including management fee obligations accrued in prior years payable to Century Communications Corp. (see
     Note 10). Borrowings under the C-ML Notes and the C-ML Revolving Credit Agreement are nonrecourse to the Partnership and are collateralized with substantially all of the Venture's interest in the Puerto Rico Systems, as well as by all of the assets of the Venture, the Venture's interest in C-ML Cable, and all of the assets of C-ML Radio.

     On September 30, 1993, C-ML Cable entered into an amendment to the C-ML Revolving Credit Agreement whereby the Termination Date (the date upon which all revolving credit borrowings outstanding under the C-ML Revolving Credit Agreement are converted into a term loan) was extended from September 30, 1993 to December 15, 1993. Effective December 15, 1993, C-ML Cable entered into a second amendment to the C-ML Revolving Credit Agreement whereby the debt facility was converted into a reducing revolving credit with a final maturity of December 31, 1998. Beginning December 31, 1993, the amount of borrowing availability under the C-ML Revolving Credit Agreement is reduced quarterly each year. Outstanding amounts under the debt facility may be prepaid at any time subject to certain conditions. As of December 31, 1993, there were no borrowings outstanding under the C-ML Revolving Credit Agreement. As of December 31, 1993, outstanding borrowings under the C-ML Notes totaled $100 million, of which $50 million is reflected on the Partnership's balance sheet (see Note 10). In 1992, the effective interest rate on the old C-ML Credit Agreement was approximately 6.3%.

B) On May 15, 1990, the Partnership entered into a $160 million Amended and Restated Credit Agreement (the "Revised ML California Credit Agreement") with a group of banks led by Bank of America National Trust and Savings Association ("B of A"). The original ML California Credit Agreement was amended to allow the Partnership to borrow up to $160 million, if certain operating levels outlined in the Revised ML California Credit Agreement were met by the California Systems, with the proceeds used to: refinance all outstanding borrowings under the $115 million original ML California Credit Agreement; repay all outstanding borrowings under the $16.5 million Anaheim Radio Loan; repay working capital advances to the Partnership; and pay various refinancing expenses. Upon repayment from the proceeds of the Revised ML California Credit Agreement, the Anaheim Radio Loan was canceled. An additional $13.0 million was borrowed during 1991 and 1992. The Revised ML California Credit Agreement was structured as a revolving credit facility through September 30, 1992, at which time all outstanding borrowings under the facility, totalling $150 million, were converted to a term loan that is scheduled to fully amortize by September 30, 1999. As a result, since October 1, 1992, the operations of the California Systems and the Anaheim Radio Stations (collectively, the "California Media Operations") have been prohibited from borrowing additional amounts under the Revised ML California Credit Agreement.

     The Revised ML California Credit Agreement contains numerous covenants and restrictions regarding the California Media Operations, including limitations on indebtedness, acquisitions and divestitures of media properties, and distributions to the Partnership, all as outlined in the Revised ML California Credit Agreement. The California Media Operations must also meet certain tests such as the ratio of Funded Debt to Operating Cash Flow, the Fixed Charge Ratio and the ratio of Operating Cash Flow to Debt Service, all as defined in the Revised ML California Credit Agreement. As of December 31, 1993, the Partnership was in full compliance with all covenants under the revised ML California Credit Agreement. Proceeds from the Revised ML California Credit Agreement are restricted to the use of the California Media Operations and are generally not available for the working capital needs of the Partnership.

     Borrowings under the Revised ML California Credit Agreement bear interest at an annual rate equal to, at the Partnership's option, either B of A's Reference Rate or an Offshore Rate plus the Applicable Margin, as defined, which ranges from .75% to 1.50% in the case of Reference Rate Loans and from 1.25% to 2.50% in the case of Offshore Rate Loans, depending on the Funded Debt Ratio of the California Media Operations. On May 15, 1990, in an effort to reduce its exposure to upward fluctuations in interest rates, and as required by the terms of the Revised ML California Credit Agreement, the Partnership entered into two three-year interest rate exchange agreements totalling $100 million, which expired during 1993. Of this amount, $80 million was swapped at a fixed rate of 8.82% per annum and $20 million was swapped at a fixed rate of 9.04% per annum. During the terms of those swaps, all borrowings in excess of the $100 million that were subject to the revised ML California Credit Agreement bore interest at floating market interest rates as outlined above. All borrowings under the Revised ML California Credit Agreement currently bear interest at floating rates. The overall effective interest rate for the borrowings under the Revised ML California Credit Agreement was approximately 6.48%, 8.35% and 10.6% during 1993, 1992 and 1991, respectively.

     Borrowings under the Revised ML California Credit Agreement are nonrecourse to the Partnership and are collateralized with substantially all of the assets of the California Media Operations as well as a pledge of the Partnership's interest in Anaheim Radio Associates.

     See Note 2 regarding potential future defaults under the Revised ML California Credit Agreement.

C) On June 21, 1989, the Partnership entered into an Agreement of Consolidation, Extension, Amendment and Restatement (the "WREX-KATC Loan") which provided a reducing revolving credit line with a bank providing for borrowings of up to $27.1 million through June 30, 1989. The WREX-KATC Loan is collateralized by all of the assets of KATC-TV and WREX-TV. The Partnership, if no event of default had occurred (as discussed in Note 2), had options to elect to pay interest on the WREX-KATC Loan based upon the bank's reference rate or London Interbank Offered Rates, plus applicable margins. As a result of defaults under the WREX-KATC Loan, the bank has restricted interest rate options to the reference rate only. The WREX-KATC Loan requires mandatory quarterly principal repayments, which commenced on June 30, 1989, and continue through December 31, 1998. However, see below for a discussion of the possible acceleration of the principal repayments due to the defaults.

     During the first part of 1992, the Partnership had two interest rate exchange agreements for the WREX-KATC Loan, both of which expired during 1992. The Partnership entered into an interest rate swap on June 24, 1987 under which the Partnership received market-rate LIBOR and paid a fixed rate of 9.7% on the notional amount of $7 million through June 24, 1992. The Partnership entered into an interest rate swap on September 22, 1987 under which the Partnership received market-rate LIBOR and paid a fixed rate of 9.78% on the notional amount of $6.5 million through September 22, 1992. The Partnership also entered into an interest rate exchange agreement on September 26, 1990, that fixed the underlying unadjusted LIBOR rate on $11 million of the WREX-KATC Loan at 8.2% through September 26, 1991. The Partnership was not party to any interest rate hedge agreements during 1993 with respect to the WREX-KATC Loan. All borrowings under the WREX-KATC Loan currently bear interest at floating rates. The effective interest rate on the WREX-KATC Loan was approximately 7.5% during 1993. In part due to the expired interest rate exchange agreements, the effective interest rate on the WREX-KATC Loan was approximately 7.7% and 11.7% during 1992 and 1991, respectively.

     The WREX-KATC Loan requires that KATC-TV and WREX-TV maintain minimum levels of operating cash flow and certain ratios such as debt to operating income and interest and/or debt service coverage and restricts such items as cash distributions, additional indebtedness or asset sales. The WREX-KATC Loan also includes other standard and usual loan covenants. Borrowings under the WREX-KATC Loan are nonrecourse to the Partnership and are collateralized with substantially all the assets of KATC-TV and WREX-TV. At December 31, 1993, there was no further availability under the WREX-KATC Loan.

     See Note 2 regarding defaults under this loan.

D) On July 19, 1989, the Partnership entered into an amended and restated credit, security and pledge agreement ("the Wincom-WEBE-WICC Loan") which was used to replace the original Wincom credit, security and pledge agreement with Chemical Bank, repay the original WEBE-FM revolving credit/term loan agreement and finance the acquisition of WICC-AM. The Wincom-WEBE-WICC Loan was structured as a revolving credit line that provided for borrowings of up to $35 million through December 31, 1990. On December 31, 1990, outstanding borrowings of approximately $24.7 million on the Wincom-WEBE Loan were converted to a term loan. Principal payments were scheduled to commence on March 31, 1991 and to continue quarterly through June 30, 1997. No such principal payments were made (see below).

     The Partnership, if no event of default had occurred, had options to elect to pay interest on the Wincom-WEBE-WICC
     Loan based upon the bank's reference rate or London
     Interbank Offered Rates, plus applicable margins. As a result of defaults under the Wincom-WEBE-WICC Loan, the lender restricted interest rate options to reference rate only; although these defaults were cured pursuant to the Restructuring Agreement, the Partnership may borrow only at the reference rate. The Partnership entered into an interest rate swap on July 20, 1989 under which the Partnership received market-rate LIBOR and paid a fixed base rate of 8.47% on the notional amount of $10 million through July 20, 1991. The Partnership entered into an interest rate swap on August 15, 1989 under which the Partnership received market-rate LIBOR and paid a fixed base rate of 8.34% on the notional amount of $10 million through August 15, 1991. The Partnership was not party to any interest rate hedge agreements during 1993 with respect to the Wincom-WEBE-WICC Loan. The effective interest rate on the Wincom-WEBE-WICC Loan was approximately 7.8%, 8.1% and 10.4% during 1993, 1992 and 1991, respectively.

     The Wincom-WEBE-WICC Loan requires that the Wincom-WEBE-WICC group maintain minimum covenant levels of certain ratios such as debt to operating profit and debt service coverage, and restricts such items as: cash; the payment of management fees, distributions or dividends; additional indebtedness; or asset sales by or at Wincom, WEBE-FM or WICC-AM. The Wincom-WEBE-WICC Loan also included other standard and usual loan covenants. Borrowings under the Wincom-WEBE-WICC Loan are nonrecourse to the Partnership and are collateralized with substantially all of the assets of the Wincom-WEBE-WICC group.

     On July 30, 1993, the Partnership and Chemical Bank executed an amendment to the Wincom-WEBE-WICC Loan (the "Restructuring Agreement"), effective January 1, 1993, which cured all previously outstanding principal and interest payment and covenant defaults pursuant to the Wincom-WEBE-WICC Loan. In addition, as part of the restructuring process, the Partnership agreed to sell substantially all of the assets of the Indianapolis Stations (see Note 3).

     The Restructuring Agreement provided for the outstanding principal and interest due Chemical Bank as of December 31, 1992 (approximately $24.7 million and $2.0 million, respectively) to be divided into three notes as follows: a Series A Term Loan in the amount of $13 million; a Series B Term Loan in the amount of approximately $11.7 million; and a Series C Term Loan in the amount of approximately $2.0 million (which represented all the accrued interest outstanding under the Wincom-WEBE-WICC Loan as of December 31, 1992).

     The Series A Term Loan bears interest, payable monthly, at Chemical Bank's Alternate Base Rate plus 1-3/4% effective January 1, 1993, with principal payments due quarterly in increasing amounts beginning March 31, 1994 and continuing through the final maturity at December 31, 1997. Additional principal payments are also required annually from Excess Cash Flow, as defined in the Restructuring Agreement. On July 30, 1993, as required by the Restructuring Agreement, the Partnership paid all the interest due on the Series A Term Loan from January 1, 1993 to July 31, 1993, totalling $593,306, from cash generated by the stations. The principal amount of the Series A Term Loan increased by $2 million to $15 million upon the consummation of the sale of the Indianapolis Stations on October 1, 1993 (see below) and such increase was offset by a simultaneous reduction in the Series B Term Loan. On January 28, 1994, the Partnership made a required principal payment under the Series A Term Loan in the amount of $656,406 from cash generated by the stations. There was $15 million outstanding under the Series A Term Loan as of December 31, 1993.

     The Series B Term Loan bears interest at a rate equal to Chemical Bank's Alternate Base Rate plus 1-3/4% beginning on April 30, 1994, with interest payments accruing, and payable annually only from Excess Cash Flow. In addition, a minimum of $4 million of Series B Term Loan principal was due to Chemical Bank on or prior to June 30, 1994. On October 1, 1993, the date of the sale of the Indianapolis Stations, the net proceeds from such sale, which totalled approximately $6.1 million, were remitted to Chemical Bank, as required by the terms of the Restructuring Agreement, to reduce the outstanding principal amount of the Series B Term Loan. Certain additional amounts from the net proceeds from the sale of the Indianapolis Stations, including an escrow deposit of $250,000, may ultimately be paid to Chemical Bank. On October 1, 1993, the Series B Term Loan principal amount was permanently reduced by $2 million, offset by a simultaneous increase in the Series A Term Loan. On July 30, 1993, as required by the Restructuring Agreement, the Partnership made a principal payment of $220,899 under the Series B Term Loan from cash generated by the stations and made additional required principal payments of $100,000 on October 1, 1993, $33,797 on November 1, 1993 and $545,304 on
     December 29, 1993. After giving effect to the principal payment made as a result of the sale of the Indianapolis Stations, and the other principal payments and adjustments discussed above, there was approximately $2.7 million outstanding under the Series B Term Loan on December 31, 1993. On January 28, 1994, the Partnership made a required principal payment under the Series B Loan in the amount of $68,594 from cash generated by the Stations. The remaining principal amount of the Series B Term Loan is due on December 31, 1997.

     The Series C Term Loan was to bear interest at a fixed rate equal to 6% per annum beginning April 30, 1994, with interest payments accruing, and payable annually only from Excess Cash Flow. The principal amount of the Series C Term Loan was due on December 31, 1997. As a result of the principal payment made on the Series B Term Loan from the net proceeds from the sale of the Indianapolis Stations exceeding $6 million (described above), the full principal amount of the Series C Term Loan was forgiven by Chemical Bank on October 1, 1993 pursuant to the terms of the Restructuring Agreement (see Note 3).

     After the Series A Term Loan and the Series B Term Loan, which together totalled approximately $17.7 million on December 31, 1993, have been satisfied in full, any remaining cash proceeds generated from the operations of, or the sale proceeds from the sale of, the stations in the Wincom-WEBE-WICC Group will be divided between the Partnership and Chemical Bank, with the Partnership receiving 85% and Chemical Bank receiving 15%, respectively. As of December 31, 1993, the Partnership was in full compliance with all covenants under the Restructuring Agreement.

     At December 31, 1993, the annual aggregate amounts of principal payments (without considering potential accelerations made possible by defaults) required for the borrowings as reflected in the consolidated balance sheet of the Partnership are as follows:

                   Year Ending     Principal Amount
                      1994            $ 18,305,373
                      1995              21,525,000
                      1996              25,225,000
                      1997              49,200,476
                      1998              50,187,500
                Thereafter              68,125,000
                TOTAL                 $232,568,349


     Based upon the restrictions of the borrowings as described above, approximately $245 million of assets are restricted from distribution by the entities in which the Partnership has an interest.

     During 1993 and at certain dates in 1992 and 1991, the Partnership was in violation of payments and debt covenants under the WREX-KATC Loan. The principal amount payable in 1994 would increase by an additional $17,750,000 if the lender to WREX and KATC required immediate payment.

7.   TRANSACTIONS WITH THE GENERAL PARTNER AND ITS AFFILIATES

During the years ended December 31, 1993, December 25, 1992 and
December 27, 1991 the Partnership incurred the following expenses in connection with services provided by the General Partner and its affiliates:

                               1993          1992          1991
Media Management
  Partners (General
  Partner)

Partnership Mgmt. fee      $  557,979     $  557,979    $  557,979
Property Mgmt. fee          1,033,852      1,071,903     1,109,955
Reimbursement of
  Operating Expenses        1,074,071        744,797       884,900
                           $2,665,902     $2,374,679    $2,552,834

In addition, the Partnership, through the California Systems, is party to an agreement with Multivision Cable TV Corp. ("Multivision"), an affiliate of the General Partner, whereby Multivision provides the California Systems (and provided Universal before its sale) with certain administrative services. The reimbursed cost charged to the California Systems and Universal (for 1992 and 1991) for these services amounted to an aggregate of $1,481,562 for 1993, $1,653,648 for 1992, and
$1,758,576 for 1991. These costs do not include programming costs that are charged, without markup, to the California Systems (and had been charged to Universal) under an agreement to allocate certain management costs.

Also, the Partnership has a payable to RP Media Management of $231,664 as of December 31, 1993 related to the payment by RP Media Management of operating expenses on behalf of the television and radio stations owned by the Partnership.

See Note 2 for a discussion of deferral of General Partner fees and reimbursement of operating expenses. As of December 31, 1993 and December 25, 1992, the amounts payable to the General Partner were approximately $11.3 million and $8.4 million, respectively.
8.   COMMITMENTS AND CONTINGENCIES

Lease Commitments

C-ML Cable rents office and warehouse facilities under various operating lease agreements. In addition, Wincom, the Anaheim Radio Stations, KATC-TV, WEBE-FM and WICC-AM lease office space, broadcast facilities and certain other equipment under various operating lease agreements. The California Systems rent office space, equipment, and space on utility poles under operating leases with terms of less than one year, or under agreements which are generally terminable on short notice. Rental expense was incurred as follows:

                               1993          1992          1991

California Systems           $ 355,311     $  373,999    $  351,411
Universal                            -         72,495       144,094
KATC-TV                         19,011              -             -
WICC-AM                        105,182        105,182        66,336
Anaheim Radio Stations         120,672        118,743       107,400
WEBE-FM                        164,715        162,968       114,973
Wincom                         196,337        228,209       220,303
                             $ 961,228     $1,061,596    $1,004,517


Future minimum commitments under all of the above agreements in excess of one year are as follows:

                           Year Ending          Amount
                               1994            $  625,357
                               1995               497,228
                               1996               439,008
                               1997               364,860
                               1998               234,033
                         Thereafter               968,783
                                               $3,129,269

9.   SEGMENT INFORMATION

The following analysis provides segment information for the two main industries in which the Partnership operates. The Cable Television Systems segment consists of the Partnership's 50% share of the Venture, the California Systems and Universal (for 1991 and the 193-day period in 1992 that the Partnership owned Universal). The Television & Radio Stations segment consists of KATC-TV, WREX-TV, WEBE-FM, Wincom, WICC-AM, and the Anaheim Radio Stations.

                              Cable        Television
                            Television     and Radio
1993                          Systems       Stations         Total

Operating Revenue          $ 75,048,888    $ 24,941,869   $ 99,990,757
Operating expenses
 before gain on sale of
 assets                    (60,907,083)    (24,933,540)   (85,840,623)
Gain on sale of assets          272,872       4,715,518      4,988,390
Operating Income             14,414,677       4,723,847     19,138,524

Plus:  depreciation and
 amortization                26,064,361       5,352,429     31,416,790
 Operating income before
 depreciation and
 amortization                40,479,038      10,076,276     50,555,314
 Less:  depreciation and
 amortization              (26,064,361)     (5,352,429)   (31,416,790)
 Operating Income          $ 14,414,677    $  4,723,847     19,138,524

Interest Income                                                558,380
Interest Expense                                          (17,500,965)
Partnership General
 Expenses, net                                             (1,451,968)
Equity in income of
 subsidiary                                                    143,582
Extraordinary item-
 gain on extinguishment
 of debt                                                       489,787
Net Income                                                $  1,377,340


                              Cable        Television
                            Television     and Radio
1993                          Systems       Stations         Total

Identifiable Assets        $190,242,858    $ 53,882,827    244,125,685
Partnership Assets                                           5,726,252
Total                                                     $249,851,937

Capital Expenditures       $  9,652,316    $    530,093   $ 10,182,409

Depreciation and
 Amortization              $ 26,064,361    $  5,352,429     31,416,790
Partnership Depreciation
 and Amortization                                                3,095
Total                                                     $ 31,419,885

                              Cable        Television
                            Television     and Radio
1992                          Systems       Stations         Total

Operating Revenue          $ 75,786,229    $ 24,657,738   $100,443,967
Operating expenses
 before loss on sale of
 Universal                 (64,170,063)    (26,803,134)   (90,973,197)
Loss on sale of
 Universal                  (6,399,000)               -    (6,399,000)
Operating Income (Loss)       5,217,166     (2,145,396)      3,071,770

Plus:  depreciation and
 amortization                25,781,077       5,626,804     31,407,881
Operating income before
 depreciation and
 amortization                30,998,243       3,481,408     34,479,651
Less:  depreciation and
 amortization              (25,781,077)     (5,626,804)   (31,407,881)
Operating Income (Loss)    $  5,217,166   $ (2,145,396)      3,071,770

Interest Income                                                158,738
Interest Expense                                          (23,437,581)
Partnership General
 Expenses, net                                             (1,393,725)
Equity in income of
 subsidiary                                                     26,028
Extraordinary item-gain
 on extinguishment of
 debt                                                       12,294,000
Net Loss                                                 $ (9,280,770)

Identifiable Assets        $197,267,828    $ 58,893,399    256,161,227
Partnership Assets                                           5,393,215
Total                                                     $261,554,442

Capital Expenditures       $  9,588,063    $    674,093   $ 10,262,156

Depreciation and
 Amortization              $ 25,781,077    $  5,626,804     31,407,881
Partnership Depreciation
 and Amortization                                              108,728
Total                                                     $ 31,516,609


                              Cable       Television and
                            Television        Radio
1991                          Systems        Stations         Total

Operating Revenue           $ 74,449,228    $ 24,736,195   $ 99,185,423
Operating expenses
 before loss on write-
 down of Wincom             (67,327,159)    (30,043,483)   (97,370,642)
Loss on write-down of
 Wincom                                -    (21,606,418)   (21,606,418)
Operating Income (Loss)        7,122,069    (26,913,706)   (19,791,637)

Plus:  depreciation and
 amortization                 27,556,745       7,907,727     35,464,472
Operating income before
 depreciation and
 amortization                 34,678,814    (19,005,979)     15,672,835
Less:  depreciation and
 amortization               (27,556,745)     (7,907,727)   (35,464,472)
Operating Income (Loss)     $  7,122,069   $(26,913,706)   (19,791,637)

Interest Income                                                 273,704
Interest Expense                                           (30,701,430)
Partnership General
 Expenses, net                                                (830,188)

Net Loss                                                  $(51,049,551)

Identifiable Assets         $240,975,149    $ 63,971,068    304,946,217
Partnership Assets                                            5,302,344
Total                                                      $310,248,561

Capital Expenditures        $ 12,309,796    $    343,156   $ 12,652,952

Depreciation and
 Amortization               $ 27,556,745    $  7,907,727     35,464,472
Partnership Depreciation
 and Amortization                                             1,511,436
Total                                                      $ 36,975,908

10.   JOINT VENTURES

Pursuant to a management agreement and joint venture agreement dated December 16, 1986 (the "Joint Venture Agreement"), as amended and restated, between the Partnership and Century Communications Corp., ("Century"), the parties formed a joint venture in which each has a 50% ownership interest. The Venture subsequently acquired and operated Cable Television Company of Greater San Juan, Inc. ("San Juan Cable"). The Venture also acquired all of the assets of Community Cable-Vision of Puerto Rico, Inc., Community Cablevision of Puerto Rico Associates, and Community Cablevision Incorporated ("Community Companies"), which consisted of a cable television system serving the communities of Catano, Toa Baja and Toa Alta, Puerto Rico, which are contiguous to San Juan Cable. The Community Companies and San Juan Cable are collectively referred to as C-ML Cable.

On February 15, 1989, the Partnership and Century entered into a Management Agreement and joint venture agreement whereby C-ML Radio was formed as a joint venture and responsibility for the management of radio stations acquired by C-ML Radio was assumed by the Partnership.

Effective January 1, 1994, all the assets of C-ML Radio were transferred to the Venture, in exchange for the assumption by the Venture of all the obligations of C-ML Radio and the issuance to Century and the Partnership of new certificates evidencing a partnership interest of 50% and 50%, respectively, in the Venture. Simultaneously, Century and the Partnership entered into an amended and restated management agreement and joint venture agreement (the "Revised Joint Venture Agreement") governing the affairs of the revised Venture. The transfer was made pursuant to a Transfer of Assets and Assumption of Liabilities Agreement, which was required under the terms of the C-ML Notes.

Under the terms of the Revised Joint Venture Agreement, Century is responsible for the day-to-day operations of the Puerto Rico Systems and the Partnership is responsible for the day-to-day operations of the C-ML Radio properties. For providing services of this kind, Century is entitled to receive annual compensation of 5% of the Puerto Rico Systems' net gross revenues (defined as gross revenues from all sources less monies paid to suppliers of pay TV product, e.g., HBO, Cinemax, Disney and Showtime) and the Partnership is entitled to receive annual compensation of 5% of the C-ML Radio properties' gross revenues (after agency commissions, rebates or discounts and excluding revenues from barter transactions). All significant policy decisions relating to the Venture, the operation of the Puerto Rico Systems and the operation of the C-ML Radio properties, however, will only be made upon the concurrence of both the Partnership and Century. The Partnership may require a sale of the assets and business of the Puerto Rico Systems or the C-ML Radio properties at any time. If the Partnership proposes such a sale, the Partnership must first offer Century the right to purchase the Partnership's 50% interest in the assets being sold at 50% of the total fair market value at such time as determined by independent appraisal. If Century elects to sell either the Puerto Rico Systems or the C-ML Radio properties, the Partnership may elect to purchase Century's interest in the assets being sold on similar terms.

The total assets, total liabilities, net capital, total revenues and net loss of the Venture (which excludes C-ML Radio) are as follows:

                                December 31,    December 25,
                                      1993            1992

Total Assets                     $114,300,000    $115,800,000

Total Liabilities                $114,400,000    $115,600,000

Net Capital (Deficit)           $   (100,000)    $    200,000




                            1993           1992           1991

Total Revenues          $ 40,400,000   $ 36,500,000   $ 34,700,000


Net Loss                $   (300,000  $   (700,000)  $ (7,200,000)
                                   )

11.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement on Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires companies to report the fair value of certain on- and off-balance sheet assets and liabilities which are defined as financial instruments.

Considerable judgment is necessarily required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Assets, including cash and cash equivalents and accounts receivable, and liabilities, such as trade payables, are carried at amounts which approximate fair value.

The General Partner has been able to estimate the fair value of the C-ML Notes based on a discounted cash flow analysis. As of December 31, 1993, the fair value of the C-ML Notes is estimated to be approximately $109 million, of which approximately $54.5 million pertains to the amount reflected on the Partnership's Consolidated Balance Sheet. The General Partner estimated that the fair value of the C-ML Credit Agreement, which was subsequently refinanced, as of December 25, 1992 had approximated the carrying value.

The General Partner has been able to estimate the fair value of the Revised ML California Credit Agreement by using a value based on a discounted cash flow analysis. As of December 31, 1993 and December 25, 1992, the estimated fair value approximates the carrying values of the Revised ML California Agreement.

The General Partner has been able to estimate the fair value of the Wincom-WEBE-WICC Restructuring Agreement by using a value based on a discounted cash flow analysis. As of December 31, 1993, the fair value of the Wincom-WEBE-WICC Restructuring Agreement approximates the carrying value.

As of December 25, 1992 (prior to the Restructuring Agreement), considering the uncertainty of the Partnership's ability to meet its obligations under the Wincom-WEBE-WICC Loan and related accrued interest, the General Partner believed that using the Partnership's future cash flows relating to debt service to estimate the fair value of the Loan was not appropriate. In addition, because of the uncertainty related to the ultimate outcome of the Partnership's restructuring efforts, which could not be predicted at the time, the General Partner considered the estimation of the fair value of this loan to be impracticable.

Considering the uncertainty of the Partnership's ability to meet its obligations under the WREX-KATC Loan and the related accrued interest, the General Partner believes that using the Partnership's future cash flows relating to debt-service to estimate the fair value of the loans is not appropriate. In addition, because of the uncertainty related to the ultimate outcome of the Partnership's restructuring efforts, which could not be predicted as of December 31, 1993 or December 25, 1992, the General Partner considers estimation of the fair value of the WREX-KATC Loan to be impracticable.

Other Financial Instruments

As discussed in Note 6, the Partnership entered into two swap agreements in connection with the Revised ML California Credit Agreement. The fair value of these agreements were estimated based on the expected future cash flows. The fair value of these agreements resulted in a net swap obligation of approximately $2.0 million as of December 25, 1992. These two swap agreements expired in May 1993.

12.   INCOME TAXES

As discussed in Note 1, the Partnership adopted SFAS No. 109 as of December 26, 1992. The cumulative effect of this change in accounting principle is immaterial and there is no effect on the provision for income taxes for the current year.

Certain entities owned by the Partnership are taxable entities and thus are required under SFAS No. 109 to recognize deferred income taxes. The components of the net deferred tax asset at December 31, 1993 are as follows:

Deferred tax assets:
Basis of intangible assets                   $  1,485,774
Net operating loss carryforward                30,078,208
Alternative minimum tax credit                    100,000
Other                                             279,228
                                               31,943,210
Deferred tax liability:
Basis of property, plant and equipment          (971,125)

Total                                          30,972,085
Less: valuation allowance                    (30,972,085)
Net deferred tax asset                       $          0



The components of the provision for income taxes for the year ended December 31, 1993 relate to Wincom and are as follows:

          Federal:

          Current                       $    100,000
          Deferred                                 0
                                        $    100,000

          State and Local:

          Current                       $     90,000
          Deferred                                 0
                                        $     90,000

          Total Provision               $    190,000


The change in the net deferred tax asset for the year ended
December 31, 1993 amounted to a reduction of $1,438,655 which was fully offset by a corresponding change in the valuation allowance.

No provision for income taxes was required for the years ended
December 25, 1992 and December 27, 1991.

At December 31, 1993, the taxable entities have available net operating loss carryforwards which may be applied against future taxable income. Such net operating loss carryforwards expire at various dates from 1994 through 2007.

For the Partnership, the differences between the tax bases of assets and liabilities and the reported amounts at December 31, 1993 are as follows:

 Partners' Deficit - financial statements        $(14,807,906)
 Differences:
 Offering expenses                                  19,063,585
 Basis of property, plant and equipment and
   intangible assets                              (55,087,465)
 Cumulative losses of stock investments
   (corporations)                                   78,857,467
 Nondeductible management fees                       7,999,324
 Other                                               2,455,435
 Partners' Capital - income tax basis             $ 38,480,440

13.   PRO FORMA DATA  (Unaudited)

The following pro forma data was prepared to illustrate the estimated effects on the operations of the Partnership of the disposition of Universal which was sold on July 8, 1992:

                                  1992            1991

   Total Revenues             $100,602,705    $ 99,459,127
   Less: Universal             (4,681,966)     (8,525,093)
                                95,920,739      90,934,034

   Net Loss                  $ (9,280,770)   $(51,049,551)
   Less: Universal net
   loss                          2,481,462       4,388,370
   Less: Loss on sale of
   Universal                     6,399,000               -
   Less: Extraordinary
   gain on extinguishment
   of debt of Universal       (12,294,000)               -
                             $(12,694,308)   $(46,661,181)
   Per Unit of Limited
   Partnership Interest:

   Net Loss                  $     (66.85)   $    (245.72)

14.   OTHER EVENTS

The California Systems have filed property tax assessment appeals with various counties in California related to changes in the methods used by assessors to value tangible property and possessory interests. The revised methods significantly increased property taxes since they included values attributed to what the California Systems believe to be nontaxable, intangible assets. These appeals cover the tax years from 1987 to present.

In December 1993, the California Systems obtained a favorable decision by one county's assessment appeals board. This decision will result in a significant reduction in assessed values and accordingly, a significant refund of property taxes to the California Systems. The county has the right for six months from the decision date to elect to appeal the decision of the assessment appeals board and seek a stay of their obligation to refund the taxes. To date, the county has not elected to appeal and the California Systems believe that the election to appeal is unlikely. However, if appealed, the California Systems believe that it is probable that the decision of the board will be ultimately upheld by a reviewing court.

In December 1993, the California Systems reached favorable agreement in principle with another county in California where an appeal relating to property taxes was filed. Presently, the California Systems are working on the settlement agreement and finalization of the assessed values. Once finalized, this settlement agreement would result in a significant refund of property taxes to the California Systems.

Based upon these recent developments, the California Systems have estimated the probable property tax refund amount and accordingly have recognized a receivable and related reduction to general and administrative expense amounting to $2,182,000 at December 31, 1993.

In addition, C-ML Cable reduced its estimate of its Puerto Rican property tax liability by $2,000,000 during 1993. This change in estimate was due mainly to the positive results of a property tax examination completed in November 1993 by the Collection Center of Municipal Taxes, an agency of the Puerto Rican government with authority over all real and personal property tax matters. Based on these developments, the Partnership has reduced accrued liabilities and has credited property operating expenses for $1 million, based on its 50% ownership of C-ML Cable.
15.   SUBSEQUENT EVENT

The Partnership engaged Merrill Lynch & Co. and Daniels &
Associates in January, 1994 to act as its financial advisors in connection with a possible sale of all or a portion of the Partnership's California Cable Systems.

There can be no assurances that the Partnership will be able to enter into an agreement to sell the California Cable Systems on terms acceptable to the Partnership or that any such sale will be consummated. If a sale is consummated, it is expected that it would be consummated no earlier than the second half of 1994.

As an alternative to a sale, the Partnership and its financial advisors may consider other strategic transactions to maximize the value of the California Cable Systems, such as a joint venture or an affiliation agreement with a larger multiple system operator. Merrill Lynch & Co. will not receive a fee or other form of compensation for acting as financial advisor in connection with a sale or other strategic transaction.

The Partnership is currently unable to determine the impact of the February 22, 1994 FCC action and previous FCC actions, as discussed in Note 2, or its ability to sell the California Cable
Systems or the potential timing and value of such sale.

As of December 31, 1993, California Cable represented approximately 53% of the consolidated assets of the Partnership and approximately 55% of the consolidated operating revenues.

                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
             AS DECEMBER 31, 1993 AND DECEMBER 25, 1992

SCHEDULE III   CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      ML Media Partners, L.P.
                      Condensed Balance Sheets
           as of December 31, 1993 and December 25, 1992
                             Notes       1993             1992
ASSETS:
Cash and cash equivalents      3     $   4,437,223    $   4,252,402
Accrued interest                            11,905            4,176
Prepaid expenses and
  deferred charges (net of
  accumulated amortization
  of $4,755,452 at December
  31, 1993, and $4,752,356
  at December 25, 1992)                     12,381           15,476
Investment in Subsidiaries    1,2      (8,395,362)     (12,278,320)
TOTAL ASSETS                         $ (3,933,853)   $  (8,006,266)

LIABILITIES AND PARTNERS'
DEFICIT:
Liabilities:
Accounts payable and
  accrued liabilities                $  10,874,053    $   8,178,980

Partners' Deficit:
General Partner:
Capital contributions, net
  of offering expenses                   1,708,299        1,708,299
Cumulative loss                        (1,793,460)      (1,807,233)
                                          (85,161)         (98,934)
Limited Partners:
Capital contributions, net
  of offering expenses
  (187,994 Units of Limited
  Partnership Interest)                169,121,150      169,121,150
Tax allowance cash
  distribution                         (6,291,459)      (6,291,459)
Cumulative loss                      (177,552,436)    (178,916,003)
                                      (14,722,745)     (16,086,312)
Total Partners' Deficit               (14,807,906)     (16,185,246)
TOTAL LIABILITIES AND
  PARTNERS' DEFICIT                 $  (3,933,853)   $  (8,006,266)

See Notes to Condensed Financial Statements.

                       ML MEDIA PARTNERS, L.P.
       AS OF DECEMBER 31, 1993, DECEMBER 25, 1992, DECEMBER 27, 1991

SCHEDULE III  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Cont'd)

                       ML Media Partners, L.P.
                 Condensed Statements of Operations
      For the Years Ended December 31, 1993, December 25, 1992
                                               and December 27, 1991

                              Year Ended    Year Ended   Year Ended
                             December 31,  December 25, December 27,
                       NOTE       1993          1992         1991
                         S
REVENUES:
Service fee income
  from C-ML Radio            $   198,977   $   469,794     $       -

Interest                         147,466       158,738       273,704
Total revenues                   346,443       628,532       273,704

COSTS AND EXPENSES:
General and
  administrative               1,409,387     1,431,637       591,103
Amortization                       3,095       108,728     1,511,436
Management fees to
  general partner              1,591,831     1,629,882     1,667,934

Total costs and
  expenses                     3,004,313     3,170,247     3,770,473


Share of subsidiaries'
  income (loss) before
  provision for income
  taxes and
  extraordinary item     2     3,735,423   (19,033,055   (47,552,782
                                                     )             )

Income (loss) before
  provision for income
  taxes and
  extraordinary item           1,077,553   (21,574,770  (51,049,551)
                                                     )

Provision for income
  taxes of                     (190,000)             -             -
subsidiaries

Extraordinary item-
  gain on
  extinguishment of
  debt of subsidiaries           489,787    12,294,000             -

NET INCOME (LOSS)            $ 1,377,340   $(9,280,770   $(51,049,55
                                                     )            1)
                        See Notes to Condensed Financial Statements.

                      ML MEDIA PARTNERS, L.P.
             AS DECEMBER 31, 1993 AND DECEMBER 25, 1992
                       AND DECEMBER 27, 1991

SCHEDULE III  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Cont'd)

                      ML Media Partners, L.P.
                 Condensed Statements of Cash Flows
    For the Years Ended December 31, 1993 and December 25, 1992,
                       and December 27, 1991

                            1993           1992            1991

Cash flows from operating activities:

Net income (loss)        $ 1,377,340    $(9,280,770)  $(51,049,551)
Adjustments to
reconcile net income
(loss) to net cash
provided by (used in)
operating activities:
Reimbursement of
management fees
 received from
 subsidiaries                      -               -        686,000
Amortization                   3,095         108,728      1,511,436
Share of
 subsidiaries' net
 income/(loss) before
 provision for income
 taxes and
 extraordinary item      (3,735,423)      19,033,055     47,552,782
Share of
 subsidiaries'
 provision for income
 taxes                       190,000               -              -
Share of
 subsidiaries'
 extraordinary item        (489,787)    (12,294,000)              -
Change in assets and
 liabilities:
Decrease/(Increase)
 in accrued interest         (7,729)          27,118         15,738
Decrease/(Increase)
 in prepaid expenses,
 deferred charges and
 other                     (143,582)         188,164        293,260

                      ML MEDIA PARTNERS, L.P.
             AS DECEMBER 31, 1993 AND DECEMBER 25, 1992
                       AND DECEMBER 27, 1991

SCHEDULE III  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Cont'd)

                      ML Media Partners, L.P.
                 Condensed Statements of Cash Flows
    For the Years Ended December 31, 1993 and December 25, 1992,
                       and December 27, 1991


                            1993           1992            1991
Increase in accounts
 payable and accrued
 liabilities               2,695,073       2,527,452      1,251,918

Net Cash provided by
(used in) operating
activities                 (111,013)         309,747        261,583

Cash flows from
investing activities:

Net increase in
 investment in
 subsidiaries                295,834        (26,624)    (1,852,614)

Net
Increase/(Decrease)
in cash and cash
equivalents                 184,821         283,123     (1,591,031)

Cash and cash
  equivalents at
  beginning of year       4,252,402       3,969,279       5,560,310

Cash and cash
  equivalents at end
  of year               $ 4,437,223     $ 4,252,402     $ 3,969,279






See Notes to Condensed Financial Statements.

                     ML MEDIA PARTNERS, L.P.
           AS OF DECEMBER 31, 1993, DECEMBER 25, 1992
                      AND DECEMBER 27, 1991

Schedule III CONDENSED FINANCIAL INFORMATION OF REGISTRANT
             (Cont'd)


                     ML Media Partners, L.P.
             Notes To Condensed Financial Statements
              For the Years Ended December 31, 1993
              December 25, 1992 and December 27, 1991


1.   Organization

As of December 31, 1993, ML Media Partners, L.P. (the "Partnership") wholly-owned Wincom, KATC-TV, WREX-TV, WEBE-FM, WICC-AM, the California Systems and the Anaheim Radio Stations. In addition, the Partnership wholly-owned Universal for all of 1991 and for the 193-day period in 1992. The Partnership also had a 99.999% interest in KATC Associates, WREX Associates, WEBE Associates, WICC Associates, Anaheim Radio Associates, ML California Associates; a 50% interest in Century - ML Cable Venture; and a 49.999% interest in Century - ML Radio Venture (see Note 10). All of the preceding investments shall herein be referred to as the "Subsidiaries".

2.   Investment in Subsidiaries

The Partnership's investment in the Subsidiaries is accounted for under the equity method in the accompanying condensed financial statements.

The following is a summary of the financial position and results of operations of the Subsidiaries:


                                December 31,    December 25,
                                      1993            1992

Assets                          $ 245,390,428    $ 257,282,388
Liabilities                     (253,785,790)    (269,560,708)
Investment in Subsidiaries     $  (8,395,362)   $ (12,278,320)




                      Year Ended      Year Ended      Year Ended
                     December 31,    December 25,    December 27,
                           1993            1992            1991

Revenues              $100,202,694    $ 99,974,173    $ 98,761,013

Share of
 subsidiaries'
 income (loss)
 before provision
 for income taxes
 and extraordinary
 item                    3,735,423    (19,033,055)    (47,552,782)

Provision for
 income taxes of
 subsidiaries            (190,000)               -               -

Extraordinary item-
 gain on
 extinguishment of
 debt of
 subsidiaries              489,787      12,294,000               -

Share of
 subsidiaries'
 Net Income (Loss)    $  4,035,210   $ (6,739,055)   $(47,552,782)

                     ML MEDIA PARTNERS, L.P.
           AS OF DECEMBER 31, 1993, DECEMBER 25, 1992
                      AND DECEMBER 27, 1991

Schedule III CONDENSED FINANCIAL INFORMATION OF REGISTRANT
             (Cont'd)

                     ML MEDIA PARTNERS, L.P.
             NOTES TO CONDENSED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1993
              DECEMBER 25, 1992 AND DECEMBER 27, 1991


3.   Cash and Cash Equivalents

At December 31, 1993, the Partnership had $4,437,223 in cash and cash equivalents, of which $207,843 was invested in a bankers acceptance and $4,222,403 was invested in commercial paper. In addition, the Partnership had $6,977 invested in cash and demand deposits. These funds are held in reserve for the operating requirements of the Partnership.

Per the terms of the WREX-KATC Loan (see Notes 2 and 6), the bank had the right, if certain events of default occurred under the WREX-KATC Loan, to request working capital advances from the Partnership to WREX-TV and KATC-TV in an amount not to exceed $1.0 million. The Partnership contributed $600,000 to WREX-TV and KATC-TV in the first quarter of 1991, $100,000 during the fourth quarter of 1991, $290,000 in early 1992 and $10,000 in April, 1993. The Partnership does not intend to, nor is it obligated to, advance any further working capital to WREX and KATC.

At December 25, 1992, the Partnership had $4,252,402 in cash and cash equivalents, of which $112,109 was invested in a bankers acceptance and $4,085,981 was invested in commercial paper. In addition, the Partnership had $54,312 invested in cash and demand deposits.

                     ML MEDIA PARTNERS, L.P.
AS OF DECEMBER 31, 1993, DECEMBER 25, 1992 AND DECEMBER 27, 1991




Schedule V  Property, Plant and Equipment


        Balance at                     Retirements
       Beginning of                     and Other       Balance at
Perio       Period      Additions         Changes      End of Period
  d

1993    $195,136,960   $10,182,409      $ (7,963,238)   $197,356,131
                                                  (2)

1992    $198,619,291   $10,262,156      $(13,744,487)   $195,136,960
                                                  (1)

1991    $186,182,059   $12,652,952      $   (215,720)   $198,619,291






(1) Retirements and Other Changes includes the sale of property, plant and equipment of Universal in the amount of $13,510,601 (see Note 3).

(2) Retirements and Other Changes includes the sale of property, plant and equipment of the Indianapolis Stations in the amount of $2,938,203 (see Note 3).

                     ML MEDIA PARTNERS, L.P.
AS OF DECEMBER 31, 1993, DECEMBER 25, 1992 AND DECEMBER 27, 1991


Schedule VI  Accumulated Depreciation of Property, Plant &
             Equipment


                        Additions
        Balance at     Charged to      Retirements
       Beginning of     Costs and       and Other       Balance at
Perio       Period       Expenses         Changes      End of Period
  d

1993     $91,378,707   $19,574,073   $(5,997,143) (2)   $104,955,637


1992     $77,184,913   $19,024,546   $(4,830,752) (1)   $ 91,378,707


1991     $58,881,222   $18,499,808       $  (196,117)   $ 77,184,913





(1) Retirements and Other Changes includes the accumulated depreciation of property, plant and equipment related to the sale of Universal in the amount of $4,615,513 (see Note 3).

(2) Retirements and Other Changes includes the accumulated depreciation of property, plant and equipment related to the sale of the Indianapolis Stations in the amount of $1,161,921 (see Note 3).


                     ML MEDIA PARTNERS, L.P.
AS OF DECEMBER 31, 1993, DECEMBER 25, 1992 AND DECEMBER 27, 1991

Schedule VIII Accumulated Amortization of Intangible Assets and Accumulated Amortization of Prepaid Expenses and Deferred Charges


                        Additions
                       Charged to
        Balance at      Costs and
       Beginning of    Expenses or   Deductions and     Balance at
Perio       Period        Other             Other      End of Period
  d                     Accounts

Intangible Assets

1993    $112,996,421    $11,163,146 $(13,090,160) (4)   $111,069,407

1992    $107,868,052    $11,885,557 $ (6,757,188) (2)   $112,996,421

1991    $ 68,590,822    $16,458,117 $  22,819,113 (1)   $107,868,052


Prepaid Expenses and Deferred Charges

1993      $6,601,766     $  682,666          (43,344)     $7,241,088

1992      $6,385,771     $  606,506    $ (390,511)(3)     $6,601,766

1991      $4,433,494     $2,017,983       $  (65,706)     $6,385,771


(1) Deductions and Other for Intangible Assets includes the write-off of intangible assets (principally, goodwill) related to Wincom for approximately $21.6 million.

(2) Deductions and Other for Intangible Assets consists of the accumulated amortization of intangible assets related to the sale of Universal in the amount of $6,757,188 (see Note 3).

(3)  Deductions and Other for Prepaid Expenses and Deferred
     Charges includes the accumulated amortization of prepaid expenses and deferred charges related to the sale of Universal in the amount of $312,492 (see Note 3).

(4) Deductions and Other for Intangible Assets consists of the accumulated amortization of intangible assets related to the sale of the Indianapolis Stations in the amount of $13,090,160 (see Note 3).
                     ML MEDIA PARTNERS, L.P.
    FOR THE YEARS ENDED DECEMBER 31, 1993, DECEMBER 25, 1992
                      AND DECEMBER 27, 1991


Schedule X  Supplementary Income Statement Information



         Item                   Charged to costs and expenses

                             1993           1992           1991

Maintenance and Repairs    $  957,153      $1,107,115     $1,015,088

Taxes, other than
payroll and income         $3,645,936      $3,423,621     $3,137,266
taxes

Royalties                  $1,056,484      $1,207,258     $1,219,837

Advertising costs          $1,410,848      $1,560,991     $1,753,911



Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

          None.
                            Part III


Item 10.   Directors and Executive Officers of Registrant


Registrant has no executive officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are carried out either by its executive officers (all of whom are executive officers of either RP Media Management or ML Media Management Inc.) or executive officers of RP Media Management or ML Media Management Inc. acting on behalf of the General Partner. The executive officers and directors of the General Partner, RP Media Management and ML Media Management Inc. are:

RP Media Management (the "Management Company")


                       Served in Present
                           Capacity
          Name             Since (1)             Position Held

I. Martin Pompadur          1/01/86       President, Chief Executive
                                          Officer, Chief Operating
                                          Officer, Secretary,
                                          Director

Elizabeth McNey Yates       4/01/88       Executive Vice President






(1) Directors hold office until their successors are elected and qualified. All officers serve at the pleasure of the Board of Directors of the respective entity.

ML Media Management Inc. ("MLMM")




                       Served in Present
                           Capacity
          Name             Since (1)            Position Held

Kevin K. Albert            02/19/91       President
                           12/16/85       Director

Robert F. Aufenanger       02/02/93       Executive Vice President
                           03/28/88       Director

Robert W. Seitz            02/02/93       Vice President
                           02/01/93       Director

James K. Mason             02/01/93       Director

Steven N. Baumgarten       02/02/93       Vice President

David G. Cohen             03/07/94       Treasurer





(1) Directors hold office until their successors are elected and qualified. All executive officers serve at the pleasure of the Board of Directors of the respective entity.

Media Management Partners     (the "General Partner")



                       Served in Present
                           Capacity
          Name             Since (1)            Position Held

I. Martin Pompadur          3/22/91       Chairman
                            1/30/87       President

Elizabeth McNey Yates       3/01/90       Senior Vice President

Kevin K. Albert             3/22/91       Senior Vice President

Robert F. Aufenanger        8/12/88       Vice President

Steven N. Baumgarten        2/02/93       Vice President

David G. Cohen              3/07/94       Treasurer
























(1) All executive officers serve at the pleasure of the Partners of the General Partner.

I. Martin Pompadur, 58, is the Chairman and Chief Executive Officer of GP Station Partners which is the General Partner of Television Station Partners, L.P., a private limited partnership that owns and operates four network affiliated television stations. He is the Chairman and Chief Executive Officer of PBTV, Inc., the Managing General Partner of Northeastern Television Investors Limited Partnership, a private limited partnership which owns and operates WBRE-TV, a network affiliated station in Wilkes-Barre Scranton, Pennsylvania. Mr. Pompadur is also Chairman and Chief Executive Officer of U.S. Cable Partners, a general partner of U.S. Cable Television Group, L.P. ("U.S. Cable"), which owns and operates cable systems in ten states. He is also the Chief Executive Officer and Chief Operating Officer of RP Opportunity Management, L.P. ("RPOM"), a limited partnership organized under the laws of Delaware, which is indirectly owned and controlled by Mr. Pompadur. RPOM is a partner in Media Opportunity Management Partners, an affiliate of the General Partner, and the general partner of ML Media Opportunity Partners, L.P. which was formed to invest in under performing and turnaround media business and which presently owns two cable television systems, an FM radio station, a 51% interest in an entity which owns three network affiliated television stations, an equity position in a cellular telecommunications company, and which participates in a joint venture to produce programming for broadcast and cable television, and in London-based joint ventures in various media operations in Europe. Mr. Pompadur is the Principal Executive Officer of ML Media Opportunity Partners, L.P. Mr. Pompadur is also Chief Executive Officer of MultiVision Cable TV Corp. ("MultiVision"), a cable television multiple system operator ("MSO") organized in January 1988 and owned principally by Mr. Pompadur to provide MSO services to cable television systems acquired by entities under his control. Mr. Pompadur is a principal owner, member of the Board of Directors and Secretary of Caribbean International News Corporation ("Caribbean"). Caribbean owns and publishes EL Vocero, the largest Spanish language daily newspaper in the U.S. He is a principal shareholder in Hunter Publishing Company, Inc., publisher of monthly trade magazines. Mr. Pompadur served as president of Ziff Corporation from 1977 through 1982. Ziff Corporation was the holding company for Ziff-Davis Publishing Company, one of the world's largest publishers of special interest and business publications, as well as Ziff-Davis Broadcasting Company, operator of six network affiliated television stations. Before joining Ziff Corporation, Mr. Pompadur was with ABC, Inc. for 17 years. At ABC, Inc., he was a member of the Board of Directors and also served in the following capacities: General Manager of the Television Network; Vice President of the Broadcast Division; and President of the Leisure Activities Group, which included ABC Publishing, Records, Music Publishing and Motion Picture theatres.

Elizabeth McNey Yates, 31, Executive Vice President of RP Media Management and Senior Vice President of Media Management Partners, joined RP Companies Inc., an entity controlled by Mr. Pompadur, in April 1988 and has senior executive responsibilities in the areas of finance, operations, administration and acquisitions. Prior to joining Mr. Pompadur, Ms. Yates was employed in Merrill Lynch Investment Banking's Partnership Finance Department, where she was actively involved in structuring and implementing public partnership offerings and in monitoring investments made by Merrill Lynch managed partnerships. Ms. Yates is an Executive Vice President of RP Opportunity Management.

Kevin K. Albert, 41, a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. Mr. Albert works in the Equity Private Placement Group and is involved in structuring and placing a diversified array of private equity financings including common stock, preferred stock, limited partnership interests and other equity-related securities. Mr. Albert has a B.A. and an M.B.A. from the University of California, Los Angeles. Mr. Albert is also a director of Maiden Lane Partners, Inc. ("Maiden Lane"), an affiliate of the general partner of Liberty Equipment Investors - 1983; a director of Whitehall Partners Inc. ("Whitehall"), an affiliate of MLMM and the general partner of Liberty Equipment Investors L.P. - 1984; a director of ML Film Entertainment Inc. ("ML Film"), an affiliate of MLMM and the managing general partner of the general partners of Delphi Film Associates, Delphi Film Associates II, III, IV, V and ML Delphi Premier Partners; a director of ML Opportunity Management Inc. ("ML Opportunity"), an affiliate of the General Partner and a joint venturer in Media Opportunity Management Partners, the general partner of ML Media Opportunity Partners, L.P.; a director of MLL Antiquities Inc. ("MLL Antiquities"), an affiliate of MLMM and the administrative general partner of The Athena Fund II, L.P.; a director of ML Mezzanine II Inc. ("ML Mezzanine II"), an affiliate of MLMM and sole general partner of the managing general partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P.; a director of ML Mezzanine Inc. ("ML Mezzanine"), an affiliate of MLMM and the sole general partner of the managing general partner of ML-Lee Acquisition Fund, L.P.; a director of Merrill Lynch Venture Capital Inc. ("ML Venture"), an affiliate of MLMM and the general partner of the Managing General Partner of ML Venture Partners I, L.P. ("Venture I"), ML Venture Partners II, L.P. ("Venture II"), and ML Oklahoma Venture Partners Limited Partnership ("Oklahoma"); a director of Merrill Lynch R&D Management Inc. ("ML R&D"), an affiliate of MLMM and the general partner of the General Partner of ML Technology Ventures, L.P.; and a director of MLL Collectibles Inc. ("MLL Collectibles"), an affiliate of MLMM and the administrative general partner of The NFA World Coin Fund, L.P. Mr. Albert also serves as an independent general partner of Venture I and Venture II.

Robert F. Aufenanger, 40, a Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research and a Director of the Partnership Management Department, joined Merrill Lynch in 1980. Mr. Aufenanger is responsible for the ongoing management of the operations of the equipment and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners. Mr. Aufenanger was previously Controller of Merrill Lynch Leasing Inc. from 1982 through 1984 and had worked for the international public accounting firm of Ernst & Whinney from 1975 to 1980. Mr. Aufenanger has a B.S. from St. John's University, is a New York State licensed C.P.A. and is a member of the American Institute of Certified Public Accountants and the N.Y.S. Society of Certified Public Accountants. Mr. Aufenanger is also a director of Maiden Lane, Whitehall, ML Opportunity, ML Film, MLL Antiquities, ML Venture, ML R&D, MLL Collectibles, ML Mezzanine and ML Mezzanine II.

Robert W. Seitz, 47, is a First Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research and a Managing Director within the Corporate Credit Division of Merrill Lynch. Mr. Seitz is the Private Client Senior Officer and is also responsible for the firm's Partnership Management and Asset Recovery Management Departments. Prior to his present assignment, Mr. Seitz was a Managing Director and the Senior Credit Officer of the Merrill Lynch Public Finance Group, and before that, manager of Western Hemisphere Business Development for the Merrill Lynch International Banks. Prior to joining Merrill Lynch, Mr. Seitz served as a Vice President and Unit Head in Corporate Banking at Citibank, N.A. for ten years. Mr. Seitz holds an MBA in Finance and Marketing from the University of Rochester and a Bachelor of Arts in Psychology from Gettysburg College. Mr. Seitz is also a director of Maiden Lane, Whitehall, ML Opportunity, ML Venture, ML R&D, ML Film, MLL Antiquities, and MLL Collectibles.

James K. Mason, 41, a Managing Director of ML Investment Banking, is a senior member of the Telecom, Media and Technology group. He joined Merrill Lynch Investment Banking in 1978. Mr. Mason is responsible for advising Merrill Lynch's entertainment and media industry clients on such matters as financings, divestitures, restructurings, mergers and acquisitions. Mr. Mason is also a director of ML Opportunity Management Inc. Prior to joining Merrill Lynch, Mr. Mason was involved in news and production at Metromedia Inc.'s WNEW-TV and at Capital Cities' WTVD-TV. He also was station manager for the NBC-TV affiliate in Raleigh-Durham, North Carolina. Mr. Mason has two B.A. degrees from Duke University, and an M.B.A. from Columbia University Graduate School of Business.

Steven N. Baumgarten, 38, a Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research, joined Merrill Lynch in 1986. Mr. Baumgarten shares responsibility for the ongoing management of the operations of the equipment and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners. Mr. Baumgarten was previously Manager of Financial Analysis for the same group from 1986 through 1988. Mr. Baumgarten has an MBA from New York University, a J.D. from the Boston University School of Law and a B.A. from the State
University of New York at Stony Brook. Mr. Baumgarten is a member of the Bar in the state of Massachusetts and is a member of the American Bar Association.

David G. Cohen, 31, an Assistant Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research, joined Merrill Lynch in 1987. Mr. Cohen's responsibilities include controllership and financial management functions for certain partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners.
Prior to joining Merrill Lynch, Mr. Cohen worked for the international public accounting firm of Arthur Andersen & Co. from 1984 through 1987. Mr. Cohen has a B.S. from the University of Maryland and is a New York State Certified Public Accountant.
Item 11.Executive Compensation

Registrant does not pay the executive officers or directors of the General Partner any remuneration. See Note 7 to the Financial Statements included in Item 8. hereof, however, for sums paid by Registrant to the General Partner and its affiliates for the years ended December 31, 1993, December 25, 1992, and December 27, 1991.


Item 12.Security Ownership of Certain Beneficial Owners and
        Management

As of February 1, 1994, no person was known by Registrant to be the beneficial owner of more than 5 percent of the Units.

To the knowledge of the General Partner, as of February 1, 1994, no officer or director of the General Partner, nor the officers or directors as a group, is the beneficial owner of 5% or more of the outstanding common stock of Merrill Lynch & Co., Inc.

RP Media Management is owned 50% by IMP Media Management, Inc. and 50% by The Elton H. Rule Company. IMP Media Management is 100% owned by Mr. I. Martin Pompadur and The Elton H. Rule Company is 100% owned by the estate of Mr. Elton H. Rule.


Item 13.Certain Relationships and Related Transactions

Refer to Note 7 to the Financial Statements included in Item 8 hereof, and in Item 1 for a description of the relationship of the General Partner and its affiliates to Registrant and its subsidiaries.
                             Part IV


Item 14.Exhibits, Financial Statement Schedules and Reports on
        Form 8-K

(a)     Financial Statements, Financial Statement Schedules and
        Exhibits

Financial Statements and Financial Statement Schedules

See Item 8.  "Financial Statements and Supplementary Data-Table
             of Contents".



            Exhibits                  Incorporated by Reference

3.1  Amended and Restated              Exhibit 3.1 to Form S-1
Certificate of Limited           Registration Statement (File No.
Partnership.                     33-2290)

3.2.1     Second Amended and           Exhibit 3.2.1 to Form 10-K Report
Restated Agreement of Limited    for the fiscal year ended December
Partnership dated May 14, 1986.  26, 1986 (File No. 0-14871)

3.2.2     Amendment No. 1 dated        Exhibit 3.2.2 to Form 10-K Report
February 27, 1987 to Second      for the fiscal year ended December
Amended and Restated Agreement   26, 1986 (File No. 0-14871)
of Limited Partnership.

10.1.1    Joint Venture                Exhibit 10.1.1 to Form 10-K Report
Agreement dated July 2, 1986     for the fiscal year ended December
between Registrant and Century   26, 1986 (File No. 0-14871)
Communications Corp.("CCC")

10.1.2    Management Agreement         Exhibit 10.1.2 to Form 10-K Report
and Joint Venture Agreement      for the fiscal year ended December
dated December 16, 1986 between  26, 1986 (File No. 0-14871)
Registrant and CCC (attached as
Exhibit 1 to Exhibit 10.3).

10.1.3    Management Agreement         Exhibit 10.1.3 to Form 10-K Report
and Joint Venture Agreement      for the fiscal year ended December
dated as of February 15, 1989    30, 1988 (File No. 0-14871)
between Registrant and CCC.

10.1.4    Amended and Restated
       Management Agreement and Joint
       Venture Agreement of Century/ML
       Cable Venture dated January 1,
       1994 between Century
       Communications Corp. and
       Registrant.

10.2.1    Stock Purchase               Exhibit 28.1 to Form 8-K Report
Agreement dated July 2, 1986     dated December 16, 1986 (File No.
between Registrant and the       33-2290)
sellers of shares of Cable
Television Company of Greater
San Juan, Inc.

10.2.2    Assignment dated July        Exhibit 10.2.2 to Form 10-K Report
2, 1986 between Registrant and   for the fiscal year ended December
Century-ML Cable Corporation ("C-26, 1986 (File No. 0-14871)
ML").

10.2.3    Transfer of Assets and
Assumption of Liabilities
Agreement dated January 1, 1994
between Century-ML Radio
Venture, Century/ML Cable
Venture, Century Communications
Corp. and Registrant.

10.3      Amended and Restated         Exhibit 10.3.5 to Form 10-K Report
Credit Agreement dated as of     for the fiscal year ended December
March 8, 1989 between Citibank,  30, 1988 (File No. 0-14871)
N.A., Agent, and C-ML.

10.3.1    Note Agreement dated         Exhibit 10.3.1 to Form 10-K Report
as of December 1, 1992 between   for the fiscal year ended December
Century-ML Cable Corporation,    25, 1992 (File No. 0-14871)
Century/ML Cable Venture,
Jackson National Life Insurance
Company, The Lincoln National
Life Insurance Company and
Massachusetts Mutual Life
Insurance Company.

10.3.2    Second Restated Credit       Exhibit 10.3.2 to Form 10-K Report
Agreement dated December 1, 1992 for the fiscal year ended December
among Century-ML Cable           25, 1992 (File No. 0-14871)
Corporation, Century/ML Cable
Venture and Citibank.

10.3.3    Amendment dated as of        Exhibit 10.3.3 to Form 10-Q for
September 30, 1993 among Century-the quarter ended September 24,
ML Cable Corporation, the banks 1993 (File No. 0-14871) parties to the Credit Agreement, and Citibank, N.A. and
Century/ML Cable Venture.

10.3.4    Amendment dated as of
December 15, 1993 among Century-
ML Cable Corporation, the banks
parties to the Credit Agreement,
and Citibank, N.A. and
Century/ML Cable Venture.

10.4 Pledge Agreement dated            Exhibit 10.4 to Form 10-K Report
December 16, 1986 among          for the fiscal year ended December
Registrant, CCC, and Citibank,   26, 1986 (File No. 0-14871)
N.A., Agent.

10.5 Guarantee dated as of             Exhibit 10.5 to Form 10-K Report
December 16, 1986 among          for the fiscal year ended December
Registrant, CCC and Citibank,    25, 1987 (File No. 0-14871)
N.A., Agent.

10.6 Assignment of Accounts            Exhibit 10.6 to Form 10-K Report
Receivable dated as of December  for the fiscal year ended December
16, 1986 among Registrant, CCC   25, 1987 (File No. 0-14871)
and Citibank, N.A., Agent.

10.7 Real Property Mortgage            Exhibit 10.7 to Form 10-K for the
dated as of December 16, 1986    fiscal year ended December 30,
among Registrant, CCC and        1988 (File No. 0-14871)
Citibank, N.A., Agent.

10.8 Stock Sale and Purchase           Exhibit 28.1 to Form 8-K Report
Agreement dated as of December   dated December 23, 1986 (File No.
5, 1986 between SCIPSCO, Inc.    33-2290)
and ML California Cable Corp.
("ML California").

10.9 Security Agreement dated as       Exhibit 10.10 to Form 10-K Report
of December 22, 1986 among       for the fiscal year ended December
Registrant, ML California and    26, 1987 (File No. 0-14871)
BA.

10.10     Assets Purchased             Exhibit 28.1 to Form 8-K Report
Agreement dated as of September  dated February 2, 1987
17, 1986 between Registrant and
Loyola University.

10.11     Asset Acquisition            Exhibit 28.1 to Form 8-K Report
Agreement dated April 22, 1987   dated October 14, 1987 (File No.
between Community Cable-Vision   33-2290)
of Puerto Rico Associates,
Community Cable-Vision of Puerto
Rico, Inc., Community Cable-
Vision Incorporated and Century
Communications Corp., as
assigned.

10.12     Asset Purchase               Exhibit 2.1 to Form 8-K Report
Agreement dated April 29, 1987   dated September 16, 1987 (File No.
between Registrant and Gilmore   33-2290)
Broadcasting Corporation.

10.13     License Holder Pledge        Exhibit 2.5 to Form 8-K Report
Agreement dated August 27, 1987  dated September 15, 1987 (File No.
by Registrant and Media          33-2290)
Management Partners in favor of
Manufacturers Hanover.

10.14     Asset Purchase               Exhibit 28.1 to Form 8-K Report
Agreement dated August 20, 1987  dated January 15, 1988 (File No.
between 108 Radio Company        33-2290)
Limited Partnership and
Registrant.

10.15     Security Agreement           Exhibit 28.3 to Form 8-K Report
dated as of December 16, 1987    dated January 15, 1988 (File No.
between Registrant and CNB.      33-2290)

10.16     Asset Purchase               Exhibit 10.25 to Form 10-K Report
Agreement dated as of January 9, for the fiscal year ended December
1989 between Registrant and      30, 1988 (File No. 0-14871)
Connecticut Broadcasting
Company, Inc. ("WICC").

10.17.1   Stock Purchase                 Exhibit 28.2 to Form 10-Q for the
Agreement dated June 17, 1988    quarter ended June 24, 1988 (File
between Registrant and the       No. 0-14871)
certain sellers referred to
therein relating to shares of
capital stock of Universal Cable
Holdings, Inc. ("Universal").

10.17.2   Amendment and Consent          Exhibit 2.2 to Form 8-K Report
dated July 29, 1988 between      dated September 19, 1988 (File No.
Russell V. Keltner, Larry G.     0-14871)
Wiersig and Donald L. Benson,
Universal Cable Midwest, Inc.
and Registrant.

10.17.3   Amendment and Consent          Exhibit 2.3 to Form 8-K Report
dated July 29, 1988 between      dated September 19, 1988 (File No.
Ellsworth Cable, Inc., Universal 0-14871)
Cable Midwest, Inc. and
Registrant.

10.17.4   Amendment and Consent          Exhibit 2.4 to Form 8-K Report
dated August 29, 1988 between ST dated September 19, 1988 (File No.
Enterprises, Ltd., Universal     0-14871)
Cable Communications, Inc. and
Registrant.

10.17.5   Amendment and Consent          Exhibit 2.5 to Form 8-K Report
dated September 19, 1988 between dated September 19, 1988 (File No.
Dennis Wudtke, Universal Cable   0-14871)
Midwest, Inc., Universal Cable
Communications, Inc. and
Registrant.

10.17.6   Amendment and Consent          Exhibit 10.26.6 to Form 10-K
dated October 14, 1988 between   Report for the fiscal year ended
Down's Cable, Inc., Universal    December 30, 1988 (File No. 0-
Cable Midwest, Inc. and          14871)
Registrant.

10.17.7   Amendment and Consent          Exhibit 10.26.7 to Form 10-K
dated October 14, 1988 between   Report for the fiscal year ended
SJM Cablevision, Inc., Universal December 30, 1988 (File No. 0-
Cable Midwest, Inc. and          14871)
Registrant.

10.17.8   Bill of Sale and               Exhibit 2.6 to Form 8-K Report
Transfer of Assets dated as of   dated September 19, 1988 (File No.
September 19, 1988 between       0-14871)
Registrant and Universal Cable
Communications Inc.

10.18     Credit Agreement dated       Exhibit 10.27 to Form 10-K Report
as of September 19, 1988 among   for the fiscal year ended December
Registrant, Universal, certain   30, 1988 (File No. 0-14871)
subsidiaries of Universal, and
Manufacturers Hanover Trust
Company, as Agent.

10.19     Stock Purchase               Exhibit 10.28 to Form 10-K Report
Agreement dated October 6, 1988  for the fiscal year ended December
between Registrant and the       30, 1988 (File No. 0-14871)
certain sellers referred to
therein relating to shares of
capital stock of Acosta
Broadcasting Corp.

10.20     Stock Purchase               Exhibit 28.1 to Form 10-Q for the
Agreement dated April 19, 1988   quarter ended June 24, 1988 (File
between Registrant and the       No. 0-14871)
certain sellers referred to
therein relating to shares of
capital stock of Wincom
Broadcasting Corporation.

10.21     Subordination                Exhibit 2.3 to Form 8-K Report
Agreement dated as of August 15, dated August 26, 1988 (File No. 0-
1988 among Wincom, the           14871)
Subsidiaries, Registrant and
Chemical Bank.

10.22     Management Agreement         Exhibit A to Exhibit 10.30.2 above
dated August 26, 1988 between
Registrant and Wincom.

10.22.1   Management Agreement           Exhibit 10.22.1 to Form 10-Q for
by and between Fairfield         the quarter ended June 25, 1993
Communications, Inc. and         (File No. 0-14871)
Registrant and ML Media
Opportunity Partners, L.P. dated
May 12, 1993.

10.22.2   Sharing Agreement by   Exhibit 10.22.2 to Form 10-Q for
        and among Registrant, ML Mediathe quarter ended June 25, 1993 Opportunity Partners, L.P., RP(File No. 0-14871)
        Companies, Inc., Radio Equity
        Partners, Limited Partnership
        and Fairfield Communications,
        Inc.

10.23     Amended and Restated         Exhibit 10.33 to Form 10-Q for the
Credit, Security and Pledge      quarter ended June 30, 1989 (File
Agreement dated as of August 15, No. 0-14871)
1988, as amended and restated as
of July 19, 1989 among
Registrant, Wincom Broadcasting
Corporation, Win Communications
Inc., Win Communications of
Florida, Inc., Win
Communications Inc. of Indiana,
WEBE Associates, WICC
Associates, Media Management
Partners, and Chemical Bank and
Chemical Bank, as Agent.

10.23.1   Second Amendment dated         Exhibit 10.23.1 to Form 10-Q for
as of July 30, 1993 to the       the quarter ended June 25, 1993
Amended and Restated Credit,     (File No. 0-14871)
Security and Pledge Agreement
dated as of August 15, 1988, as
amended and restated as of July
19, 1989 and as amended by the
First Amendment thereto dated as
of August 14, 1989 among
Registrant, Wincom Broadcasting
Corporation, Win Communications
Inc., Win Communications Inc. of
Indiana, WEBE Associates, WICC
Associates, Media Management
Partners, and Chemical Bank and
Chemical Bank, as Agent.

10.24     Agreement of                 Exhibit 10.34 to Form 10-Q for the
Consolidation, Extension,        quarter ended June 30, 1989 (File
Amendment and Restatement of the No. 0-14871)
WREX Credit Agreement and KATC
Credit Agreement between
Registrant and Manufacturers
Hanover Trust Company dated as
of June 21, 1989.

10.25     Asset Purchase               Exhibit 10.35 to Form 10-Q for the
Agreement between ML Media       quarter ended September 29, 1989
Partners, L.P. and Anaheim       (File No. 0-14871)
Broadcasting Corporation dated
July 11, 1989.

10.26     Asset Purchase               Exhibit 10.36 to Form 10-K Report
Agreement between WIN            for the fiscal year ended December
Communications Inc. of Indiana, 28, 1990 (File No. 0-14871) and WIN Communications of
Florida, Inc. and Renda
Broadcasting Corp. dated
November 27, 1989.

10.26.1   Asset Purchase                 Exhibit 10.26.1 to Form 10-Q for
Agreement between WIN            the quarter ended June 25, 1993
Communications of Indiana, Inc. (File No. 0-14871) and Broadcast Alchemy, L.P.
dated April 30, 1993.

10.26.2   Joint Sales Agreement          Exhibit 10.26.2 to Form 10-Q for
between WIN Communications of    the quarter ended June 25, 1993
Indiana, Inc. and Broadcast      (File No. 0-14871)
Alchemy, L.P. dated May 1, 1993.

10.27     Credit Agreement dated       Exhibit 10.39 to Form 10-Q for the
as of November 15, 1989 between  quarter ended June 29, 1990 (File
ML Media Partners, L.P. and Bank No. 0-14871) of America National Trust and
Savings Association.

10.28     Asset Purchase               Exhibit 10.38 to Form 10-Q for the
Agreement dated November 27,     quarter ended June 29, 1990 (File
1989 between Win Communications No. 0-14871) and Renda Broadcasting Corp.

10.29     Amended and Restated         Exhibit 10.39 to Form 10-Q for the
Credit Agreement dated as of May quarter ended June 29, 1990 (File
15, 1990 among ML Media          No. 0-14871)
Partners, L.P. and Bank of
America National Trust and
Saving Association, individually
and as Agent.

10.30     Stock Purchase               Exhibit 10.40.1 to Form 10-Q for
Agreement between Registrant and the quarter ended March 27, 1992
Ponca/Universal Holdings, Inc.   (File No. 0-14871)
dated as of April 3, 1992.

10.30.1   Earnest Money Escrow           Exhibit 10.40.1 to Form 10-Q for
Agreement between Registrant and the quarter ended March 27, 1992
Ponca/Universal Holdings, Inc.   (File No. 0-14871)
dated as of April 3, 1992.

10.30.2   Indemnity Escrow               Exhibit 10.40.2 to Form 8-K Report
Agreement between Registrant and dated July 8, 1992 (File No. 0-
Ponca/Universal Holdings, Inc.   14871)
dated as of July 8, 1992.

10.30.3   Assignment by                  Exhibit 10.40.3 to Form 8-K Report
Registrant in favor of Chemical  dated July 8, 1992 (File No. 0-
Bank, in its capacity as agent   14871)
for itself and the other banks
party to the credit agreement
dated as of September 19, 1988,
among Registrant, Universal,
certain subsidiaries of
Universal, and Manufacturers
Hanover Trust Company, as agent.

10.30.4   Confirmation of final          Exhibit 10.40.4 to Form 10-Q for
Universal agreements between     the quarter ended September 25,
Registrant and Manufacturers     1992 (File No. 0-14871)
Hanover Trust Company, dated
April 3, 1992.

10.30.5   Letter regarding               Exhibit 10.40.5 to Form 10-Q for
discharge and release of the     the quarter ended September 25,
Universal Companies and          1992 (File No. 0-14871)
Registrant dated July 8, 1992
between Registrant and Chemical
Bank (as successor, by merger,
to Manufacturers Hanover Trust
Company).

18.1 Letter from Deloitte,             Exhibit 18.1 to Form 10-K Report
Haskins & Sells regarding the    for the fiscal year ended December
change in accounting method,     30, 1988 (File No. 0-14871)
dated March 30, 1989.

99   Pages 12 through 19 and 38        Prospectus dated February 4, 1986,
through 46 of Prospectus dated   filed pursuant to Rule 424(b)
February 4, 1986, filed pursuant under the Securities Act of 1933,
to Rule 424(b) under the         as amended (File No. 33-2290)
Securities Act of 1933, as
amended.



(b)   Reports on Form 8-K

      None.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ML MEDIA PARTNERS, L.P.
                              By: Media Management Partners
                                  General Partner

                              By: ML Media Management Inc.



Dated:  March 31, 1994        /s/ Kevin K. Albert
                                  Kevin K. Albert
                                  Director and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.



RP MEDIA MANAGEMENT


        Signature                   Title               Date

 /s/ I. Martin Pompadur     President, Secretary   March 31, 1994
    (I. Martin Pompadur)    and Director
                            (principal executive
                            officer)

ML MEDIA MANAGEMENT INC.


Signature                   Title                  Date


 /s/ Kevin K. Albert        Director and           March 31, 1994
    (Kevin K. Albert)       President of the
                            General Partner


 /s/ Robert F. Aufenanger   Director and           March 31, 1994
    (Robert F. Aufenanger)  Executive Vice
                            President of the
                            General Partner


 /s/ James K. Mason         Director of the        March 31, 1994
    (James K. Mason)        General Partner


 /s/ Robert W. Seitz        Director and Vice      March 31, 1994
    (Robert W. Seitz)       President of the
                            General Partner


 /s/ David G. Cohen         Treasurer of the       March 31, 1994
    (David G. Cohen)        General Partner
                            (principal financial
                            officer and principal
                            accounting officer)
                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ML MEDIA PARTNERS, L.P.
                              By: Media Management Partners
                                  General Partner

                              By: ML Media Management Inc.



Dated:  March   , 1994
                              Kevin K. Albert
                              Director and President




Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.


RP MEDIA MANAGEMENT


        Signature                   Title               Date


_______________________     President, Secretary   March   , 1994
(I. Martin Pompadur)        and Director
                            (principal executive
                             officer)


ML MEDIA MANAGEMENT INC. ("MLMM")


        Signature                   Title               Date


_______________________     Director and           March   , 1994
(Kevin K. Albert)           President


_______________________     Director and           March   , 1994
(Robert F. Aufenanger)      Executive Vice
                            President


_______________________     Director               March   , 1994
(James K. Mason)


_______________________     Director and Vice      March   , 1994
(Robert W. Seitz)           President


_______________________     Treasurer              March   , 1994
(David G. Cohen)            (principal financial
                            officer and
                            principal accounting
                            officer)