Form 10-Q
period 1994-04-01
ML MEDIA PARTNERS LP
filed 1994-05-16
CIK 785959

-5-
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended
                          April 1, 1994

                             0-14871
                    (Commission File Number)


                     ML MEDIA PARTNERS, L.P.
     (Exact name of registrant as specified in its governing
                          instruments)

                            Delaware
          (State or other jurisdiction of organization)

                           13-3321085
                (IRS Employer Identification No.)


                     World Financial Center
                    South Tower - 14th Floor
                 New York, New York  10080-6114
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:
(212) 236-6472

                                            N/A
  Former name, former address and former fiscal year if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No      .

MEDIAS\MED1Q.94
                     ML MEDIA PARTNERS, L.P.
                 PART I - FINANCIAL INFORMATION


              Item 1.   Financial Statements

                    TABLE OF CONTENTS
                                                             Page

Consolidated Balance Sheets as of April 1, 1994
(Unaudited) and December 31, 1993 (Unaudited)                 3-4

Consolidated Statements of Operations for the Thirteen
Week Periods Ended April 1, 1994 (Unaudited) and March 26,
1993 (Unaudited)                                               5

Consolidated Statements of Cash Flows for the Thirteen
Week Periods Ended April 1, 1994 (Unaudited) and March 26,
1993 (Unaudited)                                              6-8

Notes to the Consolidated Financial Statements for the
Thirteen Week Period Ended April 1, 1994 (Unaudited)         9-16


                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
 AS OF APRIL 1, 1994 (UNAUDITED) AND DECEMBER 31, 1993 (UNAUDITED)

                                         April 1,     December 31,
                              Notes         1994            1993
ASSETS:
Cash and cash equivalents       2       $30,205,720     $26,916,477
Accounts receivable (net
  of allowance for doubtful
  accounts of $917,701 at
  April 1, 1994 and
  $677,188 at December 31,
  1993)                                   8,634,074       9,286,116
Prepaid expenses and
  deferred charges (net of
  accumulated amortization
  of $8,010,926 at April 1,
  1994, and $7,241,088
  at December 31, 1993)                   3,519,271       4,399,276
Property, plant and
  equipment(net of
  accumulated depreciation
  of $109,424,746 at
  April 1, 1994 and
  $104,955,637 at December
  31, 1993)                     2        90,745,677      92,400,494
Intangible assets (net
  of accumulated
  amortization of
  $114,240,098 at April 1,
  1994 and $111,069,407
  at December 31, 1993)         2       110,384,528     111,146,204
Other assets                              1,901,378       5,703,370
TOTAL ASSETS                           $245,390,648    $249,851,937

LIABILITIES AND PARTNERS'
DEFICIT:
Liabilities:
Borrowings                      2      $229,118,349    $232,568,349
Accounts payable and
  accrued liabilities                    29,455,192      29,989,412
Subscriber advance payments               2,127,921       2,102,082
Total Liabilities                       260,701,462     264,659,843


(Continued on the following page)



                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
 AS OF APRIL 1, 1994 (UNAUDITED) AND DECEMBER 31, 1993 (UNAUDITED)
                            (continued)

                                        April 1,      December 31,
                             Notes          1994            1993

Partners' Deficit:
General Partner:
  Capital contributions,
    net of offering
     expenses                  1          1,708,299       1,708,299
  Cumulative loss                       (1,798,489)     (1,793,460)
                                           (90,190)        (85,161)

Limited Partners:
  Capital contributions,
    net of offering
    expenses (187,994
    Units of Limited
    Partnership Interest)      1         169,121,150     169,121,150
  Tax allowance cash
    distribution                         (6,291,459)     (6,291,459)
  Cumulative loss                      (178,050,315)   (177,552,436)
                                        (15,220,624)    (14,722,745)
Total Partners' Deficit                 (15,310,814)    (14,807,906)
TOTAL LIABILITIES AND
PARTNERS' DEFICIT                      $ 245,390,648   $ 249,851,937




See Notes to Consolidated Financial Statements (Unaudited).

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THIRTEEN WEEK PERIODS ENDED APRIL 1, 1994 (UNAUDITED) AND
                     MARCH 26, 1993 (UNAUDITED)

                                           April 1,      March 26,
                                 Notes        1994           1993
REVENUES:
Operating revenue                     1  $ 24,968,647    $ 23,416,084

Interest                                      168,931          91,496
Gain on sale of assets                        123,636               -
Total revenues                             25,261,214      23,507,580

COSTS AND EXPENSES:
Property operating                          9,197,218       8,784,215
General and administrative                  5,146,010       5,307,316
Depreciation and amortization               7,601,535       7,606,085
Interest expense                            3,421,401       5,297,240
Management fees                               397,958         397,958
Total costs and expenses                   25,764,122      27,392,814

NET LOSS                                 $  (502,908)   $ (3,885,234)

Per Unit of Limited Partnership
  Interest:

NET LOSS                                 $     (2.65)   $     (20.46)

Number of Units                               187,994         187,994




See Notes to Consolidated Financial Statements (Unaudited).

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE THIRTEEN WEEK PERIODS ENDED APRIL 1, 1994 (UNAUDITED) AND
                     MARCH 26, 1993 (UNAUDITED)


                                          April 1,       March 26,
                                              1994           1993

Cash flows from operating activities:
Net loss                                 $   (502,90   $ (3,885,234)
                                                  8)
Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
Depreciation and amortization              7,601,535       7,606,085
Bad debt expense                             281,611         204,142
Equity in earnings of joint venture                -          78,792
Gain on sale of assets                     (123,636)               -

Change in operating assets and
 liabilities:
Decrease/(increase) in accounts
 receivable                                  406,775       (752,308)
Decrease/(increase)in prepaid expenses
 and deferred charges                        899,263       (670,224)
Decrease/(increase) in other assets        1,025,415         (8,753)
Decrease in accounts payable and
 accrued liabilities                       (417,550)     (1,064,697)
Increase in subscriber advance payments       25,839         130,162


Net cash provided by operating
 activities                                9,196,344       1,637,965



(Continued on the following page)

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE THIRTEEN WEEK PERIODS ENDED APRIL 1, 1994 (UNAUDITED)
                   AND MARCH 26, 1993 (UNAUDITED)
                             (continued)

                                          April 1,      March 26,
                                              1994          1993

Cash flows from investing activities:

Proceeds from sale of assets                 62,969               -

Purchase of property, plant and
  equipment                             (2,148,036)    ( 1,773,569)

Additions to intangible assets            (372,034)        (60,809)

Net cash used in investing activities   (2,457,101)     (1,834,378
                                                                 )

Cash flows from financing activities:
Principal payments on bank loans        (3,450,000)    (1,500,000)
Proceeds from borrowings                          -      1,448,505
Net cash used in financing activities   (3,450,000)        (51,495)

Net increase (decrease) in cash and
 cash equivalents                         3,289,243       (247,908)
Cash and cash equivalents at the
  beginning of year                      26,916,477      19,930,098
Cash and cash equivalents at end of
  year                                  $30,205,720     $19,682,190


Cash paid for interest                  $ 2,554,077     $ 3,633,988



Supplemental Disclosure of Non-Cash Investing and Financing
Activities:

The Partnership continues to consolidate its pro rata 50% interest in the Venture which, effective January 1, 1994, also includes the operations of C-ML Radio.






See Notes to Consolidated Financial Statements (Unaudited).
                     ML MEDIA PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THIRTEEN WEEK PERIOD ENDED APRIL 1, 1994 (UNAUDITED)


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

In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature.


Basis of Accounting

Effective January 1, 1994, all the assets of C-ML Radio were transferred to the Venture, in exchange for the assumption by the Venture of all the obligations of C-ML Radio and the issuance to Century and the Partnership of new certificates evidencing a partnership interest of 50% and 50%, respectively, in the Venture. Simultaneously, Century and the Partnership entered into an amended and restated management agreement and joint venture agreement governing the affairs of the revised Venture. The transfer was made pursuant to a Transfer of Assets and Assumption of Liabilities Agreement, which was required under the terms of the C-ML Notes. The Partnership continues to consolidate its pro rata 50% interest in the Venture which, effective January 1, 1994, also includes the operations of C-ML Radio. Prior to the inclusion of C-ML Radio in the Venture, the Partnership accounted for its 49.999% interest in C-ML Radio under the equity method.

Statement of Financial Accounting Standards No. 112

Effective January 1, 1994, the Partnership adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112") The effect of the adoption of SFAS No. 112 was not material to the Partnership's financial position or results of operations.


2.   LIQUIDITY

The Partnership's ongoing cash needs will be to fund debt service, capital expenditures and working capital needs.

As of April 1, 1994, the Partnership had $30,205,720 in cash and cash equivalents, of which $25,658,306 was limited for use at the operating level and the remaining $4,547,414 was the Partnership's working capital.

The Partnership has engaged Merrill Lynch & Co. and Daniels & Associates to assist it in marketing California Cable. Although a number of qualified buyers have expressed interest in these properties, the February 22, 1994, cable rate regulations discussed in detail below are likely to have a detrimental impact on the projected operating results of California Cable, and may therefore depress the price that buyers are willing to pay for the systems. If a transaction cannot ultimately be arranged on terms acceptable to the Partnership, the Partnership will attempt to refinance the debt of the California Cable systems and to hold them until an acceptable opportunity arises to liquidate the properties. As an alternative to a sale, the Partnership may consider other strategic transactions to maximize the value of the California Cable Systems, such as a joint venture or an affiliation agreement with a larger multiple system operator.

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

In the area of rate regulation, the 1992 Cable Act established an entirely new regulatory scheme. As an initial effort to implement this scheme, the FCC, on May 3, 1993, released a Report and Order ("Rate Order") containing new rules and regulations governing the rates for certain cable television services and equipment. The new rules, among other things, set certain benchmarks which will enable local franchise authorities to require rates for "basic service" (minimally, local broadcast and access channels) and the FCC (upon receipt of individual complaints) to require rates for certain satellite program services (excluding premium channels) to fall approximately 10% from September 30, 1992 levels, unless the cable operator is already charging rates that are at a so-called "competitive" benchmark level or it can justify a higher rate based on a cost-of-service showing. Rates of all regulated cable systems will then be subject to a price cap that will govern the extent to which rates can be raised in the future without a cost-of-service showing. The rules announced in May, 1993, became effective on September 1, 1993, but remained subject to considerable debate and uncertainty as several major issues and FCC proceedings awaited resolution.

On February 22, 1994, the FCC adopted a series of additional measures that expand and substantially alter its cable rate regulations. (The full text of these further measures was, however, not released until March 30, 1994.) The major additional actions taken by the FCC include the following: (1) a modification of its benchmark methodology in a way which will effectively require cable rates to be reduced, on average, and with certain possible exceptions, an additional 7% (i.e., beyond the 10% reduction previously ordered in 1993) from their September 30, 1992 level; (2) the issuance of new standards and requirements to be used in making cost-of-service showings by cable operators who seek to justify rates above the levels determined by the benchmark approach; and (3) the clarification and/or reaffirmation of a number of "going forward" issues that had been the subject of various petitions for reconsideration of its May 3, 1993 Rate Order. Several weeks earlier, and partly in anticipation of these actions, the FCC extended its industry-wide freeze on rates for regulated cable services until May 15, 1994. The new benchmark standards and cost-of-service rules become effective May 15, 1994.

In deciding to substantially revise its benchmark methodology for regulated cable rates, the FCC has actually created two benchmark systems. Thus, whereas the modified rate regulations adopted on February 22, 1994 will become effective as of May 15, 1994, regulated rates in effect before that date will continue to be governed by the old benchmark system.

In its May 1993 Rate Order the FCC exempted from rate regulation the price of packages of "a la carte" channels if certain conditions were met. Upon reconsideration, however, the FCC on February 22, 1994 effectively tightened its regulatory treatment of "a la carte" packages by establishing more elaborate criteria designed to ensure that such practices are not employed so as to unduly evade rate regulation. Now, when assessing the appropriate regulatory treatment of "a la carte" packages, the FCC will consider, inter alia, the following factors as possibly suggesting that such packages do not qualify for non-regulated treatment: whether the introduction of the package avoids a rate reduction that otherwise would have been required under the FCC's rules; whether an entire regulated tier has been eliminated and turned into an "a la carte" package; whether a significant number or percentage of the "a la carte" channels were removed from a regulated service tier; whether the package price is deeply discounted when compared to the price of an individual channel; and whether the subscriber must pay significant equipment or other charges to purchase an individual channel in the package. In addition, the FCC will consider factors that will reflect in favor of non-regulated treatment such as whether the channels in the package have traditionally been offered on an "a la carte" basis or whether the subscriber is able to select the channels that comprise the "a la carte" package. "A la carte" packages which are found to evade rate regulation rather than enhance subscriber choice will be treated as regulated tiers, and operators engaging in such practices may be subject to forfeitures or other sanctions by the FCC. Local franchising authorities may make the initial determination as to whether such offerings should be treated as regulated or unregulated.

In a separate action on February 22, 1994, the FCC adopted interim rules to govern cost-of-service proceedings initiated by cable operators. Operators who elect to pursue cost-of-service proceedings will have their rates based on their allowable costs, in a proceeding based on principles similar to those that govern cost-based rate regulation of telephone companies. Under this methodology, cable operators may recover, through the rates they charge for regulated cable service, their normal operating expenses and a reasonable return on investment. The FCC has, for these purposes, established an interim industry-wide rate of return of 11.25%. It has also determined that acquisition costs above book value are presumptively excluded from the rate base.
At the same time, certain intangible, above-book costs, such as start-up losses (limited to losses actually incurred during a two-year start-up period) and the costs of obtaining franchise rights and some start-up organizational costs such as customer lists, may be allowed. There are no threshold requirements limiting the cable systems eligible for a cost-of-service showing, except that, once rates have been set pursuant to a cost-of-service approach, cable operators may not file a new cost-of-service showing to justify new rates for a period of two years. Finally, the FCC notes that it will, in certain individual cases, consider a special hardship showing (or the need for special rate relief) where an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment and that some higher rate would not represent exploitation of customers. In considering whether to grant such a request, the FCC emphasizes that, among other things it would examine the overall financial condition of the operator and whether there is a realistic threat of termination of service. The FCC is in the process of receiving comments on these interim rules and proposes to adopt them as final rules.

The Partnership is currently unable to assess the full impact of the FCC's further rate regulation decisions released on March 30, 1994, and the 1992 Cable Act generally upon its business prospects or future financial results. However, the rate reductions mandated by the FCC in May of 1993 have had, and will most likely continue to have, a detrimental impact on the revenues and profits of the Partnership's cable television operations. In addition, the rate reductions and limits on the pricing of a-la-carte cable services announced on February 22, 1994 (and released March 30, 1994) are likely to have a further detrimental impact on those revenues and profits. Although the impact of the 1992 Cable Act and certain recent FCC actions cannot yet be ascertained precisely, once fully implemented, certain aspects of the new law may have a material negative impact on the financial condition, liquidity, and value of the Partnership.

In addition, the Partnership is currently unable to determine the impact of the February 22, 1994 FCC action and previous FCC actions on its ability to sell the California Cable Systems or the potential timing and value of such a sale. However, as discussed below, the FCC actions have had, and will have, a detrimental impact on the revenues and profits of the California Cable Systems.

California Cable

As an example of the effects of the 1992 Cable Act, in complying with the benchmark regulatory scheme without considering the effect of any future potential cost-of-service showing, the Partnership's California Cable Systems, on a franchise by franchise basis, were required to reduce present combined basic service rates (broadcast tier and satellite service tier) effective September 1, 1993. In addition, pursuant to the 1992 Cable Act, revenue from secondary outlets and from remote control units was eliminated or reduced significantly. At that time, the Partnership began instituting charges for converters, as permitted by the 1992 Cable Act, offering programming services on an a-la-carte basis, which services are not subject to rate regulation, and aggressively marketing unregulated premium services to those subscribers benefiting from decreased basic rates. Despite the institution of these actions by the California Cable Systems, the May, 1993 rate regulations enacted pursuant to the 1992 Cable Act had a detrimental impact on the revenues and profits of the California Cable Systems. The further rate reduction mandated by the February 22, 1994 FCC action and any limits imposed by such action on a-la-carte pricing will have a further detrimental impact on those revenues and profits.

As of April 1, 1994, the Partnership was in compliance with all covenants under the revised ML California Credit Agreement (the "Revised ML California Credit Agreement"). However, particularly in light of the February 22, 1994 FCC action, it is likely that the Partnership will experience covenant defaults under the Revised ML California Credit Agreement during 1994.

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

WREX-KATC

During the first quarter of 1994 and during 1993 and 1992, the Partnership defaulted on the quarterly principal payments due with respect to its WREX-KATC Loan. As of April 1, 1994, WREX-KATC was in default of $3,655,373 in principal, after giving effect to $782,127 in principal payments made during 1993 from cash generated by the operations of WREX and KATC. The Partnership is not in default of any interest payments under the WREX-KATC Loan. In addition, as of December 28, 1990 and continuing through April 1, 1994, the Partnership was in default
of financial covenants under its WREX-KATC Loan.    The lender
granted waivers for the defaults as of December 28, 1990. However, the lender has not granted waivers for any subsequent defaults. As required by the terms of the WREX-KATC Loan, subsequent to entering into the WREX-KATC Loan in 1989, the Partnership advanced a total of $1.0 million to WREX-KATC, including $10,000 in 1993.

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

Summary

Based upon a review of the current financial performance of the Partnership's investments, the Partnership continues to monitor its working capital level. The Partnership does not have sufficient cash to meet all of the contractual debt obligations of all of its investments nor is it obligated to do so. As discussed above, the Partnership does not currently expect to advance any of its unrestricted working capital to WREX and KATC, although it may possibly choose to in the context of a successful restructuring.

3.   ADDITIONAL INFORMATION

Additional information, including the audited year end 1993 Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's filing on Form 10-K for the year ended December 31, 1993 on file with the Securities and Exchange Commission.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources

As of April 1, 1994, Registrant had $30,205,720 in cash and cash equivalents, of which $25,658,306 was limited for use at the operating level and the remaining $4,547,414 was Registrant's working capital.

During the first quarter of 1994, Registrant continued its negotiations with the lender to KATC and WREX, although no agreement was concluded (see below for further information regarding the WREX-KATC Loan).

Registrant has engaged Merrill Lynch & Co. and Daniels & Associates to assist it in marketing California Cable. Although a number of qualified buyers have expressed interest in these properties, the February 22, 1994, cable rate regulations discussed in detail below are likely to have a detrimental impact on the projected operating results of California Cable, and may therefore depress the price that buyers are willing to pay for the systems. If a transaction cannot ultimately be arranged on terms acceptable to Registrant, Registrant will attempt to refinance the debt of the California Cable systems and to hold them until an acceptable opportunity arises to liquidate the properties. As an alternative to a sale, Registrant may consider other strategic transactions to maximize the value of the California Cable Systems, such as a joint venture or an affiliation agreement with a larger multiple system operator.

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

In the area of rate regulation, the 1992 Cable Act establishes an entirely new regulatory scheme. As an initial effort to implement this scheme, the FCC, on May 3, 1993, released a Report and Order ("Rate Order") containing new rules and regulations governing the rates for certain cable television services and equipment. The new rules, among other things, set certain benchmarks which will enable local franchise authorities to require rates for "basic service" (minimally, local broadcast and access channels) and the FCC (upon receipt of individual complaints) to require rates for certain satellite program services (excluding premium channels) to fall approximately 10% from September 30, 1992 levels, unless the cable operator is already charging rates that are at a so-called "competitive" benchmark level or it can justify a higher rate based on a cost-of-service showing. Rates of all regulated cable systems will then be subject to a price cap that will govern the extent to which rates can be raised in the future without a cost-of-service showing. The rules announced in May, 1993, became effective on September 1, 1993, but remained subject to considerable debate and uncertainty as several major issues and FCC proceedings awaited resolution.

On February 22, 1994, the FCC adopted a series of additional measures that expand and substantially alter its cable rate regulations. (The full text of these further measures was, however, not released until March 30, 1994.) The major additional actions taken by the FCC include the following: (1) a modification of its benchmark methodology in a way which will effectively require cable rates to be reduced, on average, and with certain possible exceptions, an additional 7% (i.e., beyond the 10% reduction previously ordered in 1993) from their September 30, 1992 level; (2) the issuance of new standards and requirements to be used in making cost-of-service showings by cable operators who seek to justify rates above the levels determined by the benchmark approach; and (3) the clarification and/or reaffirmation of a number of "going forward" issues that had been the subject of various petitions for reconsideration of its May 3, 1993 Rate Order. Several weeks earlier, and partly in anticipation of these actions, the FCC extended its industry-wide freeze on rates for regulated cable services until May 15, 1994. The new benchmark standards and cost-of-service rules become effective May 15, 1994.

In deciding to substantially revise its benchmark methodology for regulated cable rates, the FCC has actually created two benchmark systems. Thus, whereas the modified rate regulations adopted on February 22, 1994 will become effective as of May 15, 1994, regulated rates in effect before that date will continue to be governed by the old benchmark system.

In its May 1993 Rate Order the FCC exempted from rate regulation the price of packages of "a la carte" channels if certain conditions were met. Upon reconsideration, however, the FCC on February 22, 1994 effectively tightened its regulatory treatment of "a la carte" packages by establishing more elaborate criteria designed to ensure that such practices are not employed so as to unduly evade rate regulation. Now, when assessing the appropriate regulatory treatment of "a la carte" packages, the FCC will consider, inter alia, the following factors as possibly suggesting that such packages do not qualify for non-regulated treatment: whether the introduction of the package avoids a rate reduction that otherwise would have been required under the FCC's rules; whether an entire regulated tier has been eliminated and turned into an "a la carte" package; whether a significant number or percentage of the "a la carte" channels were removed from a regulated service tier; whether the package price is deeply discounted when compared to the price of an individual channel; and whether the subscriber must pay significant equipment or other charges to purchase an individual channel in the package. In addition, the FCC will consider factors that will reflect in favor of non-regulated treatment such as whether the channels in the package have traditionally been offered on an "a la carte" basis or whether the subscriber is able to select the channels that comprise the "a la carte" package. "A la carte" packages which are found to evade rate regulation rather than enhance subscriber choice will be treated as regulated tiers, and operators engaging in such practices may be subject to forfeitures or other sanctions by the FCC. Local franchising authorities may make the initial determination as to whether such offerings should be treated as regulated or unregulated.

In a separate action on February 22, 1994, the FCC adopted interim rules to govern cost-of-service proceedings initiated by cable operators. Operators who elect to pursue cost-of-service proceedings will have their rates based on their allowable costs, in a proceeding based on principles similar to those that govern cost-based rate regulation of telephone companies. Under this methodology, cable operators may recover, through the rates they charge for regulated cable service, their normal operating expenses and a reasonable return on investment. The FCC has, for these purposes, established an interim industry-wide rate of return of 11.25%. It has also determined that acquisition costs above book value are presumptively excluded from the rate base.
At the same time, certain intangible, above-book costs, such as start-up losses (limited to losses actually incurred during a two-year start-up period) and the costs of obtaining franchise rights and some start-up organizational costs such as customer lists, may be allowed. There are no threshold requirements limiting the cable systems eligible for a cost-of-service showing, except that, once rates have been set pursuant to a cost-of-service approach, cable operators may not file a new cost-of-service showing to justify new rates for a period of two years. Finally, the FCC notes that it will, in certain individual cases, consider a special hardship showing (or the need for special rate relief) where an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment and that some higher rate would not represent exploitation of customers. In considering whether to grant such a request, the FCC emphasizes that, among other things it would examine the overall financial condition of the operator and whether there is a realistic threat of termination of service. The FCC is in the process of receiving comments on these interim rules and proposes to adopt them as final rules.

Registrant is currently unable to assess the full impact of the FCC's further rate regulation decisions released on March 30, 1994, and the 1992 Cable Act generally upon its business prospects or future financial results. However, the rate reductions mandated by the FCC in May of 1993 have had, and will most likely continue to have, a detrimental impact on the revenues and profits of Registrant's cable television operations. In addition, the rate reductions and limits on the pricing of a-la-carte cable services announced on February 22, 1994 (and released March 30, 1994) are likely to have a further detrimental impact on those revenues and profits. Although the impact of the 1992 Cable Act and certain recent FCC actions cannot yet be ascertained precisely, once fully implemented, certain aspects of the new law may have a material negative impact on the financial condition, liquidity, and value of Registrant.

In addition, Registrant is currently unable to determine the impact of the February 22, 1994 FCC action and previous FCC actions on its ability to sell the California Cable Systems or the potential timing and value of such a sale. However, as discussed below, the FCC actions have had, and will have, a detrimental impact on the revenues and profits of the California Cable systems.

California Cable

As an example of the effects of the 1992 Cable Act, in complying with the benchmark regulatory scheme without considering the effect of any future potential cost-of-service showing, Registrant's California Cable properties, on a franchise by franchise basis, were required to reduce present combined basic service rates (broadcast tier and satellite service tier) effective September 1, 1993. In addition, pursuant to the 1992 Cable Act, revenue from secondary outlets and from remote control units was eliminated or reduced significantly. At that time, Registrant began instituting charges for converters, as permitted by the 1992 Cable Act, offering programming services on an a-la-carte basis, which services are not subject to rate regulation, and aggressively marketing unregulated premium services to those subscribers benefiting from decreased basic rates. Despite the institution of these actions by the California Cable Systems, the May, 1993 rate regulations enacted pursuant to the 1992 Cable Act have had a detrimental impact on the revenues and profits of the California Cable Systems. The further rate reduction mandated by the February 22, 1994 FCC action and any limits imposed by such action on a-la-carte pricing will have a further detrimental impact on those revenues and profits.

Registrant's May 15, 1990 loan agreement for California Cable (the "Revised ML California Credit Agreement") was structured as a revolving credit facility through September 30, 1992, at which time all outstanding borrowings under the facility converted to a term loan that is scheduled to fully amortize by September 30, 1999, with additional borrowing ability under the revolving credit facility being terminated on September 30, 1992. As of April 1, 1994, $138,750,000 was outstanding under the Revised ML California Credit Agreement. As of April 1, 1994, Registrant was in compliance with all covenants under the Revised ML California Credit Agreement. However, particularly in light of the February 22, 1994 FCC action, it is likely that Registrant will experience covenant defaults under the Revised ML California Credit Agreement during 1994. Proceeds from the Revised ML California Credit Agreement are restricted to the use of the California Media operations and are generally not available for the working capital needs of Registrant.

C-ML Cable

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

Effective January 1, 1994, all the assets of C-ML Radio were transferred to the Venture, in exchange for the assumption by the Venture of all the obligations of C-ML Radio and the issuance to Century and Registrant of new certificates evidencing a partnership interest of 50% and 50%, respectively, in the Venture. The transfer was made pursuant to a Transfer of Assets and Assumption of Liabilities Agreement. At the time of this transfer, Registrant and Century entered into an amended and restated management agreement and joint venture agreement (the "Revised Joint Venture Agreement") governing the affairs of the revised Venture (herein referred to as the "Revised Venture").

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

WREX-KATC

During 1989, Registrant entered into the $27.1 million WREX-KATC
Loan with Manufacturers Hanover Trust Company ("MHT").  As of
April 1, 1994, the outstanding principal balance under the WREX-
KATC Loan amounted to approximately $23.5 million.

During the first quarter of 1994 and during 1993 and 1992, Registrant defaulted on the quarterly principal payments due in respect of its WREX-KATC Loan. As of April 1, 1994, WREX-KATC was in default of $3,655,373 in principal, after giving effect to $782,127 in principal payments made during 1993 from cash generated by the operations of WREX and KATC. Registrant is not in default of any interest payments under the WREX-KATC Loan. In addition, as of December 28, 1990 and continuing through April 1, 1994, Registrant was in default of financial covenants under its WREX-KATC Loan. The lender granted waivers for the defaults as of December 28, 1990. However, the lender has not granted waivers for any subsequent defaults. As required by the terms of the WREX-KATC Loan, subsequent to entering into the WREX-KATC Loan in 1989 Registrant advanced a total of $1.0 million to WREX-KATC, including $10,000 in 1993.

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

Summary

Based upon a review of the current financial performance of Registrant's investments, Registrant continues to monitor its working capital level. Registrant does not have sufficient cash to meet all of the contractual debt obligations of all of its investments nor is it obligated to do so. As discussed above, Registrant does not currently expect to advance any of its unrestricted working capital to WREX and KATC, although it may possibly choose to in the context of a successful restructuring.

Results of Operations

1994 vs. 1993

During the thirteen week periods ended April 1, 1994 and March 26, 1993, Registrant had total operating revenues of approximately $25.0 million and $23.4 million, respectively. The approximate $1.6 million increase was partially due to the consolidation of the first quarter operating results ($0.5 million in revenue) of Registrant's 50% interest in the C-ML Radio properties following the transfer of C-ML Radio's assets to the Venture on January 1, 1994. (The operating results of the C-ML Radio properties were not consolidated into Registrant's operating results in 1993 as Registrant's 1993 interest of 49.999% of the C-ML Radio properties was carried under the equity method during 1993). Registrant experienced increased revenues at all of its other media properties, with the exception of the Wincom-WEBE-WICC radio group, where revenues declined slightly from the first quarter of 1993 to the first quarter of 1994 due to the sale of Registrant's Indianapolis radio stations in the fourth quarter of 1993.

Revenues increased by approximately $0.2 million at California Cable and $0.6 million at C-ML Cable. The increase in revenue at California Cable resulted generally from higher installation and advertising revenues and modestly higher revenues per subscriber. The increase in revenues at California Cable occurred despite a decrease in average basic and premium subscribers from year to year. These declines were attributable to: a decline in basic subscribers following the restructuring of cable services and rates in the second half of 1993 in response to re-regulation;
and erosion in premium subscriber levels in 1993 due to continued weakness in the California economy. The increase in revenues at California Cable would have been higher in the absence of the rate reductions mandated by the FCC. Revenues at C-ML Cable increased from year to year, as lower average levels of basic and premium subscribers (due in part to negative consumer reaction to a restructuring of C-ML Cable's services in the second half of
1993) were more than offset by higher average revenues per subscriber (following a 1993 rate restructuring to comply with re-regulation). Despite the lower level of average basic subscribers at California Cable, the number of basic subscribers increased from 131,830 at the end of 1993 to 132,622 at the end of the first quarter of 1994 due to successful marketing efforts. Although the average level of basic subscribers at C-ML Cable decreased from the first quarter of 1993 to the first quarter of 1994, the number of basic subscribers increased from 104,677 at the end of 1993 to 105,676 at the end of the first quarter of 1994 also due to successful marketing efforts. Reversing recent trends, during the first quarter of 1994 California Cable reported an increase in premium subscriptions, from 73,625 at the end of 1993 to 75,562 at the end of the first quarter of 1994, in part due to more effective marketing and packaging of premium services. The number of premium subscribers continued to decrease from 69,319 at the end of 1993 to 68,396 at the end of the first quarter of 1994 at C-ML Cable, due to weakness in the local economy as well as continuing industry-wide softness in subscriber demand for premium services.

Television stations KATC and WREX reported a combined increase of approximately $0.3 million in revenue as a result of stronger local revenues, particularly at KATC, partially offset by lower political revenues which did not recur in 1993. The Wincom-WEBE-WICC radio group reported a net decrease in revenue of approximately $0.2 million, as increased advertising revenues at WICC and WEBE were offset by approximately $0.4 million in revenues lost due to the sale of the Indianapolis radio stations at the beginning of the fourth quarter of 1993. Registrant also reported an increase in revenues of approximately $0.1 million at KORG/KEZY due to improved conditions in the Anaheim, California market served by the stations.

During the first thirteen weeks of 1994 and 1993, Registrant incurred property operating expenses of approximately $9.2 million and $8.8 million, respectively, in connection with the operation of its cable, radio and television properties. Registrant's total property operating expenses increased by approximately $0.4 million from year to year as a result of: an increase of approximately $0.5 million at the combined C-ML Cable and C-ML Radio properties, due to the consolidation of the first quarter operating results of the C-ML Radio properties effective January 1, 1994; and an increase of approximately $0.4 million at California Cable due in part to higher copyright fees associated with rate and service restructurings in response to re-regulation; partially offset by a decrease of approximately $0.4 million at Wincom due to the sale of the Indianapolis Stations at the beginning of the fourth quarter of 1993. Other increases or decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

During the first thirteen weeks of 1994 and 1993, Registrant incurred general and administrative expenses of approximately $5.1 million and $5.3 million, respectively. Registrant's total general and administrative expenses decreased by approximately $0.2 million from year to year as a result of a decrease of approximately $0.2 million at the Wincom-WEBE-WICC radio group due primarily to the sale of the Indianapolis Stations at the beginning of the fourth quarter of 1993, and a decrease at California Cable of approximately $0.2 million primarily due to lower group health and general insurance costs and franchise fee expenses. These decreases were partially offset by a $0.1 million increase at the combined C-ML Cable and C-ML Radio properties due primarily to the consolidation of the first quarter operating results of the C-ML Radio properties effective January 1, 1994. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Registrant earned interest income of approximately $0.2 million and $0.1 million during the first thirteen weeks of 1994 and 1993, respectively. The increase in interest income is due to a generally higher level of working capital at Registrant's media properties during 1994 as compared to 1993.

Interest expense of approximately $3.4 million and $5.3 million in the first thirteen weeks of 1994 and 1993, respectively, represents the cost incurred for borrowed funds utilized to acquire various media properties. The approximately $1.9 million decrease in interest expense is due to: (1) the expiration of unfavorable interest rate hedge agreements pursuant to, and lower average outstanding borrowings under, the Revised ML California Cable Credit Agreement, ($1.6 million) and (2) lower average outstanding borrowings, reduced interest rates and amortization of a portion of the Series C Term Loan forgiveness under the Wincom-WEBE-WICC Restructuring Agreement ($0.3 million).

Registrant's depreciation and amortization expense totalled approximately $7.6 million in both the first thirteen weeks of 1994 and 1993. Although there was no change in Registrant's total depreciation and amortization expense from year to year, depreciation and amortization expense increased by approximately $0.3 million at California Cable, primarily as a result of capital expenditures, and decreased by approximately $0.3 million at KATC due to certain equipment becoming fully depreciated after the first quarter of 1993. The decrease in depreciation and amortization expense due to the sale of the Indianapolis Stations at the beginning of the fourth quarter of 1993 was immaterial. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in the aggregate.

                   PART II - OTHER INFORMATION


Item 3.  Defaults Upon Senior Securities

         Reference is hereby made to Part I  Item 1. Financial
         Statements Footnote 2. Liquidity.

Item 5.  Other Information

         none.

Item 6.  Exhibits and Reports on Form 8-K

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


                           ML MEDIA PARTNERS, L.P.
                           By: Media Management Partners
                               General Partner

                           By: ML Media Management Inc.


Dated:  May 16, 1994       /s/ Kevin K. Albert
                               Kevin K. Albert
                               Director and President


Dated:  May 16, 1994       /s/ Robert F. Aufenanger
                               Robert F. Aufenanger
                               Director and Executive Vice
                               President


Dated:  May 16, 1994       /s/ David G. Cohen
                               David G. Cohen
                               Treasurer
                               (principal financial officer
                                and principal accounting
                                officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.



RP MEDIA MANAGEMENT


                              ML MEDIA PARTNERS, L.P.
                              By: Media Management Partners
                                  General Partner

                              By: RP Media Management


Dated:  May 16, 1994          /s/ I. Martin Pompadur
                                  I. Martin Pompadur
                                  President, Secretary and
                                  Director
                                  (principal executive officer)


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ML MEDIA PARTNERS, L.P.
                              By: Media Management Partners
                                  General Partner

                              By: ML Media Management Inc.


Dated:
                              Kevin K. Albert
                              Director and President


Dated:
                              Robert F. Aufenanger
                              Director and Executive Vice
                              President


Dated:
                              David G. Cohen
                              Treasurer
                              (principal financial officer and
                               principal accounting officer)


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              ML MEDIA PARTNERS, L.P.
                              By: Media Management Partners
                                  General Partner

                              By: RP Media Management


Dated:
                              I. Martin Pompadur
                              President, Secretary and Director
                              (principal executive officer)