Form 10-Q
period 1994-07-01
ML MEDIA PARTNERS LP
filed 1994-08-22
CIK 785959

-30-
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended
                          July 1, 1994

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


              Item 1.   Financial Statements

                    TABLE OF CONTENTS
                                                             Page

Consolidated Balance Sheets as of July 1, 1994 (Unaudited)
and December 31, 1993 (Unaudited)                             3-4

Consolidated Statements of Operations for the Thirteen and
Twenty-Six Week Periods Ended July 1, 1994 (Unaudited) and
June 25, 1993 (Unaudited)                                      5

Consolidated Statements of Cash Flows for the Twenty-Six
Week Periods Ended July 1, 1994 (Unaudited) and June 25,
1993 (Unaudited)                                              6-8

Notes to the Consolidated Financial Statements for the
Twenty-Six Week Period Ended July 1, 1994 (Unaudited)        9-16


                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
  AS OF JULY 1, 1994 (UNAUDITED) AND DECEMBER 31, 1993 (UNAUDITED)

                                         July 1,      December 31,
                              Notes         1994            1993
ASSETS:
Cash and cash equivalents       2       $31,987,160    $26,916,477
Accounts receivable (net
of allowance for doubtful
accounts of $762,121 at July
1, 1994 and $677,188 at
December 31, 1993)                       10,668,123      9,286,116
Prepaid expenses and
deferred charges (net of
accumulated amortization of
$8,211,658 at July 1, 1994,
and $7,241,088 at December
31, 1993)                                 3,256,943      4,399,276
Property, plant and
equipment(net of accumulated
depreciation of $114,011,410
at July 1, 1994 and
$104,955,637 at December 31,
1993)                           2        88,585,311     92,400,494
Intangible assets (net
of accumulated amortization
of $116,963,740 at July 1,
1994 and $111,069,407 at
December 31, 1993)
                                2       107,715,091    111,146,204
Other assets                              1,676,575      5,703,370
TOTAL ASSETS                           $243,889,203   $249,851,937

LIABILITIES AND PARTNERS'
DEFICIT:
Liabilities:
Borrowings                      2      $226,393,349   $232,568,349
Accounts payable and
accrued liabilities                      30,373,017     29,989,412
Subscriber advance payments               2,133,624      2,102,082
Total Liabilities                       258,899,990    264,659,843

(Continued on the following page)



                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
  AS OF JULY 1, 1994 (UNAUDITED) AND DECEMBER 31, 1993 (UNAUDITED)
                            (continued)

                                         July 1,      December 31,
                             Notes          1994            1993

Partners' Deficit:
General Partner:
  Capital contributions,
    net of offering
     expenses                  1          1,708,299        1,708,299
  Cumulative loss                       (1,795,489)      (1,793,460)
                                           (87,190)         (85,161)

Limited Partners:
  Capital contributions,
    net of offering
    expenses (187,994
    Units of Limited
    Partnership Interest)      1        169,121,150      169,121,150
  Tax allowance cash
    distribution                        (6,291,459)      (6,291,459)
  Cumulative loss                     (177,753,288)    (177,552,436)
                                       (14,923,597)     (14,722,745)
Total Partners' Deficit                (15,010,787)     (14,807,906)
TOTAL LIABILITIES AND
PARTNERS' DEFICIT                     $ 243,889,203    $ 249,851,937




See Notes to Consolidated Financial Statements (Unaudited).

                        ML MEDIA PARTNERS, L.P.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED JULY 1, 1994
               (UNAUDITED) AND JUNE 25, 1993 (UNAUDITED)
                    Thirteen Weeks               Twenty-Six Weeks
             July 1, 1994   June 25, 1993  July 1, 1994   June 25, 1993
REVENUES:
Operating
revenue       $26,770,024    $25,394,415     $51,738,671    $48,810,499
Interest           214,201        157,793         383,132        257,864
Gains on
sales of
asset               2,600             --         126,236             --
Total
revenues       26,986,825     25,552,208      52,248,039     49,068,363

COSTS AND
EXPENSES:
Property
operating       9,741,828      8,681,211      18,939,046     17,465,426
General and
adminis-
trative         5,269,637      5,429,224      10,415,647     10,745,115
Depreciation
and amorti-
zation          7,542,525      7,404,051      15,144,060     15,010,136
Interest
expense         3,734,850      4,830,500       7,156,251     10,127,740
Management
fees              397,958        397,958         795,916        795,916
Total costs
and
expenses      $26,686,798    $26,742,944     $52,450,920   $54,144,333


NET INCOME/-
(LOSS)        $   300,027   $(1,190,736)    $  (202,881)   $(5,075,970)

PER UNIT OF LIMITED PARTNERSHIP INTEREST:

NET INCOME/-
(LOSS)        $      1.58   $     (6.27)     $    (1.07)   $    (26.73)

Number of          187,994        187,994         187,994        187,994
Units

See Notes to Consolidated Financial Statements (Unaudited).
                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE TWENTY-SIX WEEK PERIODS ENDED JULY 1, 1994 (UNAUDITED) AND
                      JUNE 25, 1993 (UNAUDITED)

                                       July 1,          June 25,
                                          1994             1993

Increase (Decrease) in Cash and
  Cash Equivalents:

Cash flows from operating
  activities:

Net loss                            $   (202,881)     $ (5,075,970)


Adjustments to reconcile net loss
  to net cash provided by
  operating activities:

Depreciation and amortization         15,038,237       15,010,136

Bad debt expense                         198,578          253,917

Equity in earnings of joint
  venture                                     --         (39,797)

Gain on sale of assets                 (126,236)               --

Change in operating assets and
  liabilities:

Increase in accounts receivable      (1,000,566)      (1,867,581)

Decrease/(increase)in prepaid
  expenses and deferred charges        (140,449)        (103,358)

Decrease in other assets                   4,201          304,859

Increase in accounts payable and
  accrued liabilities                    383,605          226,335

Increase in subscriber advance
  payments                                31,542          120,921

Net cash provided by operating
  activities                          14,186,031        8,829,462


(Continued on the following page)

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE TWENTY-SIX WEEK PERIODS ENDED JULY 1, 1994 (UNAUDITED)
                    AND JUNE 25, 1993 (UNAUDITED)
                             (continued)


                                    July 1,          June 25,
                                       1994             1993

Cash flows from investing
  activities:

Proceeds from sale of assets         247,223               --

Purchase of property, plant
  and equipment                  (4,263,341)      (4,480,370)

Changes to intangible assets       1,075,770        (300,988)

Net cash used in investing
  activities                     (2,940,348)      (4,781,358)

Cash flows from financing
  activities:

Principal payments on bank
  loans                          (6,175,000)      (3,000,000)

Proceeds from borrowings                  --        1,448,505

Net cash used in financing
  activities                     (6,175,000)      (1,551,495)

Net increase in cash and cash
  equivalents                      5,070,683        2,496,609

Cash and cash equivalents at
  the beginning of year           26,916,477       19,930,098

Cash and cash equivalents at
  end of year                    $31,987,160      $22,426,707

Cash paid for interest           $ 7,370,893      $ 9,403,832


(Continued on the following page)

Supplemental Disclosure of Non-Cash Investing and Financing
Activities:

The Partnership continues to consolidate its pro rata 50% interest in the Venture which, effective January 1, 1994, also includes the operations of C-ML Radio.








See Notes to Consolidated Financial Statements (Unaudited).
                     ML MEDIA PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE TWENTY-SIX WEEK PERIOD ENDED JULY 1, 1994 (UNAUDITED)


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

As of July 1, 1994, the Partnership had $31,987,160 in cash and cash equivalents, of which $27,439,295 was limited for use at the operating level and the remaining $4,547,865 was the Partnership's working capital.

The Partnership engaged Merrill Lynch & Co. and Daniels & Associates to assist it in marketing California Cable. In June 1994, California Cable invited potential purchasers to bid for all or part of California Cable. Several bids were received and analyzed by the Partnership, Merrill Lynch & Co. and Daniels & Associates, and the Partnership is currently involved in negotiations regarding the sale. The Partnership may not be able to reach a final agreement with potential purchasers on terms acceptable to the Partnership. If agreement cannot be reached, the Partnership will attempt to refinance the debt of the California Cable systems and to hold them until an acceptable opportunity arises to sell the properties. As another alternative to a sale, the Partnership may consider other strategic transactions to maximize the value of the California Cable Systems, such as a joint venture or an affiliation agreement with a larger multiple system operator.

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

On February 22, 1994, the FCC adopted a series of additional measures that expand and substantially alter its cable rate regulations. (The full text of these further measures was, however, not released until March 30, 1994.) The major additional actions taken by the FCC include the following: (1) a modification of its benchmark methodology in a way which will effectively require cable rates to be reduced, on average, and with certain possible exceptions, an additional 7% (i.e., beyond the 10% reduction previously ordered in 1993) from their September 30, 1992 level; (2) the issuance of new standards and requirements to be used in making cost-of-service showings by cable operators who seek to justify rates above the levels determined by the benchmark approach; and (3) the clarification and/or reaffirmation of a number of "going forward" issues that had been the subject of various petitions for reconsideration of its May 3, 1993 Rate Order. Several weeks earlier, and partly in anticipation of these actions, the FCC extended its industry-wide freeze on rates for regulated cable services until May 15, 1994. The new benchmark standards and certain interim cost-of-service rules became effective May 15, 1994.

In deciding to substantially revise its benchmark methodology for regulated cable rates, the FCC has actually created two benchmark systems. Thus, whereas the modified rate regulations adopted on February 22, 1994 became effective as of May 15, 1994, regulated rates in effect before that date will continue to be governed by the old benchmark system.

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

In December 1993, the California Systems received a favorable decision with respect to a property tax appeal filed with one county served by the California Systems. The county had the right to appeal the decision for a period of six months. This period expired without appeal during the second quarter of 1994. Also in December of 1993, the California Systems reached a favorable agreement in principle with a second county served by the California Systems where an appeal relating to property taxes had also been filed. During 1994, the California Systems executed a settlement agreement and finalized assessed property values with this second county. In part as a result of these developments, the California Systems continue to expect to ultimately receive tax refunds in an amount approximately equal to the previously reported approximately $2.2 million December 31, 1993 reduction in the California Systems' general and administrative expense.

As of July 1, 1994, the Partnership was in compliance with all covenants under the revised ML California Credit Agreement (the "Revised ML California Credit Agreement"). However, particularly in light of the February 22, 1994 FCC action, it is likely that the Partnership will experience covenant defaults under the Revised ML California Credit Agreement during 1994.

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

WREX-KATC

During the first half of 1994 and during 1993 and 1992, the Partnership defaulted on the quarterly principal payments due with respect to its WREX-KATC Loan. As of July 1, 1994, WREX-KATC was in default of $4,342,873 in principal, after giving effect to $782,127 in principal payments made during 1993 from cash generated by the operations of WREX and KATC. The Partnership is not in default of any interest payments under the WREX-KATC Loan. In addition, as of December 28, 1990 and continuing through July 1, 1994, the Partnership was in default
of financial covenants under its WREX-KATC Loan.    The lender
granted waivers for the defaults as of December 28, 1990. However, the lender has not granted waivers for any subsequent defaults. As required by the terms of the WREX-KATC Loan, subsequent to entering into the WREX-KATC Loan in 1989, the Partnership advanced a total of $1.0 million to WREX-KATC, including $10,000 in 1993.

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources

As of July 1, 1994, Registrant had $31,987,160 in cash and cash equivalents, of which $27,439,295 was limited for use at the operating level and the remaining $4,547,865 was Registrant's working capital.

During the first half of 1994, Registrant continued its negotiations with the lender to KATC and WREX, although no agreement was concluded (see below for further information regarding the WREX-KATC Loan).

Registrant engaged Merrill Lynch & Co. and Daniels & Associates to assist it in marketing California Cable. In June 1994, California Cable invited potential purchasers to bid for all or part of California Cable. Several bids were received and analyzed by Registrant, Merrill Lynch & Co. and Daniels & Associates, and Registrant is currently involved in negotiations regarding the sale. Registrant may not be able to reach a final agreement with potential purchasers on terms acceptable to Registrant. If agreement cannot be reached, Registrant will attempt to refinance the debt of the California Cable systems and to hold them until an acceptable opportunity arises to sell the properties. As another alternative to a sale, Registrant may consider other strategic transactions to maximize the value of the California Cable systems, such as a joint venture or an affiliation agreement with a larger multiple system operator.

Impact of Cable Legislation

Refer to discussion in Item 1. Financial Statements (Note 2)

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

In December 1993, the California Systems received a favorable decision with respect to a property tax appeal filed with one county served by the California Systems. The county had the right to appeal the decision for a period of six months. This period expired without appeal during the second quarter of 1994. Also in December of 1993, the California Systems reached a favorable agreement in principle with a second county served by the California Systems where an appeal relating to property taxes had also been filed. During 1994, the California Systems executed a settlement agreement and finalized assessed property values with this second county. In part, as a result of these developments, the California Systems continue to expect to ultimately receive tax refunds in an amount approximately equal to the previously reported approximately $2.2 million December 31, 1993 reduction in the California Systems' general and administrative expense.

Registrant's May 15, 1990 loan agreement for California Cable (the "Revised ML California Credit Agreement") was structured as a revolving credit facility through September 30, 1992, at which time all outstanding borrowings under the facility converted to a term loan that is scheduled to fully amortize by September 30, 1999, with additional borrowing ability under the revolving credit facility being terminated on September 30, 1992. As of July 1, 1994, $136,125,000 was outstanding under the Revised ML California Credit Agreement. As of July 1, 1994, Registrant was in compliance with all covenants under the Revised ML California Credit Agreement. However, particularly in light of the February 22, 1994 FCC action, it is likely that Registrant will experience covenant defaults under the Revised ML California Credit Agreement during 1994. Proceeds from the Revised ML California Credit Agreement are restricted to the use of the California Media operations and are generally not available for the working capital needs of Registrant.

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

Under the terms of the Revised Joint Venture Agreement, Century is responsible for the day-to-day operations of the Puerto Rico Systems and Registrant is responsible for the day-to-day operations of the Venture's radio properties. For providing services of this kind, Century is entitled to receive annual compensation of 5% of the Puerto Rico Systems' net gross revenues (defined as gross revenues from all sources less monies paid to suppliers of pay TV product, e.g., HBO, Cinemax, Disney and Showtime) and Registrant is entitled to receive annual compensation of 5% of the gross revenues of the Venture's radio properties (after agency commissions, rebates or discounts and excluding revenues from barter transactions). All significant policy decisions relating to the Revised Venture, the operation of the Puerto Rico Systems and the operation of the Revised Venture's radio properties, however, will only be made upon the concurrence of both Registrant and Century.

Registrant may require at any time that Century purchase Registrant's interest in the Revised Venture or that the Revised Venture sell the assets and business of the Puerto Rico Systems and/or the Revised Venture's radio properties. If Registrant makes such a request, Century has the right to purchase Registrant's 50% interest in the Revised Venture or the assets and business of the Puerto Rico Systems and/or the Revised Venture's radio properties at 50% of their fair market value as then determined by independent appraisal. If Century elects to sell its interests, Registrant may elect to purchase Century's interests on similar terms.

WREX-KATC

During 1989, Registrant entered into the $27.1 million WREX-KATC
Loan with Manufacturers Hanover Trust Company.  As of July 1,
1994, the outstanding principal balance under the WREX-KATC Loan amounted to approximately $23.5 million.

During the first half of 1994 and during 1994 and 1993, Registrant defaulted on the quarterly principal payments due in respect of its WREX-KATC Loan. As of July 1, 1994, WREX-KATC was in default of $4,342,873 in principal, after giving effect to $782,127 in principal payments made during 1993 from cash generated by the operations of WREX and KATC. Registrant is not in default of any interest payments under the WREX-KATC Loan. In addition, as of December 28, 1990 and continuing through July 1, 1994, Registrant was in default of financial covenants under its
WREX-KATC Loan.    The lender granted waivers for the defaults as
of December 28, 1990. However, the lender has not granted waivers for any subsequent defaults. As required by the terms of the WREX-KATC Loan, subsequent to entering into the WREX-KATC Loan in 1989 Registrant advanced a total of $1.0 million to WREX-KATC, including $10,000 in 1993.

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

Results of Operations

For the thirteen week periods ended July 1, 1994 and June 25, 1993:

During the thirteen week periods ended July 1, 1994 and June 25, 1993, Registrant had total operating revenues of approximately $26.8 million and $25.4 million, respectively. The approximate $1.4 million increase was due in part to the consolidation of the operating results (approximately $0.7 million in second quarter revenue) of Registrant's 50% interest in the C-ML Radio properties following the transfer of C-ML Radio's assets to the Revised Venture on January 1, 1994. (The operating results of the C-ML Radio properties were not consolidated into Registrant's operating results in 1993 as Registrant's 49.999% interest in the C-ML Radio properties was carried under the equity method during
1993). Registrant experienced increased revenues at all of its other media properties, with the exception of the Wincom-WEBE-WICC radio group, where revenues were flat in the second quarter of 1994 compared to the second quarter of 1993 due to the sale of Registrant's Indianapolis radio stations in the fourth quarter of 1993.

Revenues increased by approximately $0.1 million at California Cable and $0.4 million at C-ML Cable. The increase in revenue at California Cable resulted generally from higher advertising revenues. The increase in total revenues at California Cable occurred despite a decrease in basic revenues from year to year due primarily to a decline in basic rates following re-regulation, partially offset by an increase in average basic subscribers due to increased marketing efforts. The number of basic subscribers at California Cable increased from 132,622 at the end of the first quarter of 1994 to 133,700 at the end of the second quarter of 1994 due to increased marketing efforts, particularly in Southern California. California Cable experienced continued erosion in premium subscriber levels due to negative customer reaction to higher premium rates but was able to partially compensate for this decline by sustaining moderately higher premium rates among its remaining premium customer:
California Cable reported a decrease in premium subscriptions, from 75,562 at the end of the first quarter of 1994 to 72,583 at the end of the second quarter of 1994. The increase in revenues at California Cable would have been higher in the absence of the rate reductions mandated by the FCC. Revenues at C-ML Cable increased from year to year, as lower average levels of basic and premium subscribers (due in part to negative customer reaction to a restructuring of C-ML Cable's services in the second half of
1993) were more than offset by higher average revenues per subscriber (following a 1993 rate restructuring to comply with re-regulation). Although the average level of basic subscribers at C-ML Cable decreased from the second quarter of 1993 to the second quarter of 1994, the number of basic subscribers increased from 105,676 at the end of the first quarter of 1994 to 109,976 at the end of the second quarter of 1994 due to successful marketing efforts. The number of premium subscribers decreased from 68,396 at the end of the first quarter of 1994 to 66,896 at the end of the second quarter of 1994 at C-ML Cable, due to weakness in the local economy (which has been exacerbated by an ongoing drought) as well as continuing industry-wide softness in subscriber demand for premium services.

Television stations KATC and WREX reported a combined increase of approximately $0.3 million in revenue primarily as a result of stronger national revenues at KATC. The Wincom-WEBE-WICC radio group reported flat revenue as increased advertising revenues at WICC, WEBE and WQAL were offset by approximately $0.3 million in revenues lost due to the sale of the Indianapolis radio stations at the beginning of the fourth quarter of 1993.

During the second quarter of 1994 and 1993, Registrant incurred property operating expenses of approximately $9.7 million and $8.7 million, respectively, in connection with the operation of its cable, radio and television properties. Registrant's total property operating expenses increased by approximately $1.0 million from year to year as a result of: an increase of approximately $0.6 million at the combined cable and radio operations of the Revised Venture, due primarily to the consolidation of the second quarter operating results of the Revised Venture's radio properties; and an increase of approximately $0.6 million at California Cable due in part to higher copyright fees associated with rate and service restructurings in response to re-regulation; partially offset by a decrease of approximately $0.1 million at Wincom due primarily to the sale of the Indianapolis Stations at the beginning of the fourth quarter of 1993. Other increases or decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

During the second quarter of 1994 and 1993, Registrant incurred general and administrative expenses of approximately $5.3 million and $5.4 million, respectively. Registrant's total general and administrative expenses decreased by approximately $0.1 million from year to year as a result of a decrease of approximately $0.1 million at the Wincom-WEBE-WICC radio group due primarily to the sale of the Indianapolis Stations at the beginning of the fourth quarter of 1993, and a decrease at California Cable of approximately $0.3 million primarily due to lower group health and general insurance costs and franchise fee expenses. These decreases were partially offset by an approximately $0.1 million increase at the combined cable and radio operations of the Revised Venture, due primarily to the consolidation of the second quarter operating results of the radio properties. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Registrant earned interest income of approximately $0.2 million during the second quarter of 1994 and 1993.

Interest expense of approximately $3.7 million and $4.8 million in the second quarter of 1994 and 1993, respectively, represents the cost incurred for borrowed funds utilized to acquire various media properties. The approximately $1.1 million decrease in interest expense is due primarily to: (1) the expiration of unfavorable interest rate hedge agreements pursuant to, and lower average outstanding borrowings under, the Revised ML California Cable Credit Agreement, ($0.9 million) and (2) lower average outstanding borrowings, reduced interest rates and amortization of a portion of the Series C Term Loan forgiveness under the Wincom-WEBE-WICC Restructuring Agreement ($0.3 million).

Registrant's depreciation and amortization expense totaled approximately $7.5 million and $7.4 million in the second quarter of 1994 and 1993, respectively. Registrant's total depreciation and amortization expense increased by approximately $0.1 million from year to year, due to increases of approximately $0.3 million at California Cable, primarily as a result of capital expenditures, and $0.2 million at the combined cable and radio operations of the Revised Venture, due primarily to the consolidation in 1994 of the radio operations, partially offset by a decrease of approximately $0.4 million at KATC due to certain equipment becoming fully depreciated during the first quarter of 1994. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in the aggregate.

For the twenty-six week periods ended July 1, 1994 and June 25, 1993:

During the twenty-six week periods ended July 1, 1994 and June 25, 1993, Registrant had total operating revenues of approximately $51.7 million and $48.8 million, respectively. The approximate $2.9 million increase was partially due to the consolidation of the first half operating results (approximately $1.3 million in revenue) of Registrant's 50% interest in the C-ML Radio properties following the transfer of C-ML Radio's assets to the Revised Venture on January 1, 1994. (The operating results of the C-ML Radio properties were not consolidated into Registrant's operating results in 1993 as Registrant's 49.999% interest in the C-ML Radio properties was carried under the equity method during 1993). Registrant experienced increased revenues at all of its other media properties, with the exception of the Wincom-WEBE-WICC radio group, where revenues declined slightly from the first half of 1993 to the first half of 1994 due to the sale of Registrant's Indianapolis radio stations in the fourth quarter of 1993.

Revenues increased by approximately $0.2 million at California Cable and approximately $1.0 million at C-ML Cable. The increase in revenue at California Cable resulted generally from higher installation and advertising revenues. The number of basic subscribers at California Cable increased from 131,830 at the end of 1993 to 133,700 at the end of the second quarter of 1994 due to increased marketing efforts, particularly in Southern California. The increase in revenues at California Cable occurred despite a decrease in average premium subscribers from year to year. The decline in average premium subscribers was attributable to negative customer reaction to increased premium rates: California Cable reported a decrease in premium subscriptions, from 73,625 at the end of 1993 to 72,583 at the end of the second quarter of 1994. The increase in revenues at California Cable would have been higher in the absence of the rate reductions mandated by the FCC. Revenues at C-ML Cable increased from year to year, as lower average levels of basic and premium subscribers (due in part to negative customer reaction to a restructuring of C-ML Cable's services in the second half of
1993) were more than offset by higher average revenues per subscriber (following a 1993 rate restructuring to comply with re-regulation). Although the average level of basic subscribers at C-ML Cable decreased from the second quarter of 1993 to the second quarter of 1994, the number of basic subscribers increased from 104,677 at the end of 1993 to 109,976 at the end of the second quarter of 1994 due to successful marketing efforts. The number of premium subscribers decreased from 69,319 at the end of 1993 to 66,896 at the end of the second quarter of 1994 at C-ML Cable, due to weakness in the local economy as well as continuing industry-wide softness in subscriber demand for premium services.

Television stations KATC and WREX reported a combined increase of approximately $0.6 million in revenue, primarily as a result of stronger regional/national revenues at both stations. The Wincom-WEBE-WICC radio group reported a net decrease in revenue of approximately $0.2 million, as increased advertising revenues at WICC, WEBE and WQAL were offset by approximately $0.7 million in revenues lost due to the sale of the Indianapolis radio stations at the beginning of the fourth quarter of 1993.
During the first twenty-six weeks of 1994 and 1993, Registrant incurred property operating expenses of approximately $18.9 million and $17.5 million, respectively, in connection with the operation of its cable, radio and television properties. Registrant's total property operating expenses increased by approximately $1.4 million from year to year as a result of: an increase of approximately $1.1 million at the combined cable and radio operations of the Revised Venture, due primarily to the consolidation of the first half operating results of the Revised Venture's radio properties; and an increase of approximately $1.1 million at California Cable due in part to higher copyright fees associated with rate and service restructurings in response to re-regulation; partially offset by a decrease of approximately $0.5 million at Wincom due to the sale of the Indianapolis Stations at the beginning of the fourth quarter of 1993. Other increases or decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

During the first twenty-six weeks of 1994 and 1993, Registrant incurred general and administrative expenses of approximately $10.4 million and $10.7 million, respectively. Registrant's total general and administrative expenses decreased by approximately $0.3 million from year to year as a result of: a decrease of approximately $0.4 million at the Wincom-WEBE-WICC radio group, due primarily to the sale of the Indianapolis Stations at the beginning of the fourth quarter of 1993; and a decrease at California Cable of approximately $0.4 million, primarily due to lower group health and general insurance costs and franchise fee expenses. These decreases were partially offset by a $0.2 million increase at the combined cable and radio operations of the Revised Venture, due to the consolidation of the first half operating results of the Revised Venture's radio properties; and an increase of approximately $0.1 million at WREX due to an increase in health insurance costs. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Registrant earned interest income of approximately $0.4 million and $0.3 million during the first twenty-six weeks of 1994 and 1993, respectively. The increase in interest income is due to a generally higher level of working capital at Registrant's media properties during 1994 as compared to 1993.

Interest expense of approximately $7.2 million and $10.1 million in the first twenty-six weeks of 1994 and 1993, respectively, represents the cost incurred for borrowed funds utilized to acquire various media properties. The approximately $2.9 million decrease in interest expense is due to: (1) the expiration of unfavorable interest rate hedge agreements pursuant to, and lower average outstanding borrowings under, the Revised ML California Cable Credit Agreement, ($2.5 million) and (2) lower average outstanding borrowings, reduced interest rates and amortization of a portion of the Series C Term Loan forgiveness under the Wincom-WEBE-WICC Restructuring Agreement (approximately $0.6 million).

Registrant's depreciation and amortization expense totaled approximately $15.1 million and $15.0 million in the first twenty-six weeks of 1994 and 1993, respectively. The approximately $0.1 million increase in Registrant's total depreciation and amortization expense from year to year was the result of increases of approximately $0.7 million at California Cable, primarily as a result of capital expenditures, and approximately $0.2 million at the combined cable and radio operations due to the Revised Venture, due primarily to the consolidation of the first half operating results of the Revised Venture's radio properties, partially offset by and decreases of approximately $0.6 million at KATC due to certain equipment becoming fully depreciated during the first quarter of 1994 and approximately $0.1 million at Wincom due to the sale of the Indianapolis Stations at the beginning of the fourth quarter of 1993. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in the aggregate.

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


                           ML MEDIA PARTNERS, L.P.
                           By: Media Management Partners
                               General Partner

                           By: ML Media Management Inc.


Dated:  August 22, 1994    /s/ Kevin K. Albert
                               Kevin K. Albert
                               Director and President


Dated:  August 22, 1994    /s/ Robert F. Aufenanger
                               Robert F. Aufenanger
                               Director and Executive Vice
                               President


Dated:  August 22, 1994    /s/ David G. Cohen
                               David G. Cohen
                               Treasurer
                               (principal financial officer
                                and principal accounting
                                officer)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.



RP MEDIA MANAGEMENT


                              ML MEDIA PARTNERS, L.P.
                              By: Media Management Partners
                                  General Partner

                              By: RP Media Management


Dated:  August 22, 1994       /s/ I. Martin Pompadur
                                  I. Martin Pompadur
                                  President, Secretary and
                                  Director
                                  (principal executive officer)