Form 10-Q
period 1994-09-30
ML MEDIA PARTNERS LP
filed 1994-11-14
CIK 785959

-5-
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13
          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
          1934

                 For the quarterly period ended
                       September 30, 1994

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

                     World Financial Center
                    South Tower - 14th Floor
                 New York, New York  10080-6114 (Address of
principal executive offices)  (Zip Code)
Registrant's telephone number, including area code: (212) 236-
6472
                                            N/A
                        Former name, former address and
                        former fiscal year if changed since
                        last report
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No      .
WORD\LIZ\MEDIA\MED3Q.94
                     ML MEDIA PARTNERS, L.P.
                 PART I - FINANCIAL
                 INFORMATION
              Item 1.   Financial Statements
                    TABLE OF CONTENTS

Page
Consolidated Balance Sheets as of September 30, 1994
(Unaudited) and December 31, 1993 (Unaudited)                 3-
4

Consolidated Statements of Operations for the Thirteen and
Thirty-Nine Week Periods Ended September 30, 1994
(Unaudited) and September 24, 1993 (Unaudited)                5-
6

Consolidated Statements of Cash Flows for the Thirty-Nine
Week Periods Ended September 30, 1994 (Unaudited) and
September 24, 1993 (Unaudited)                                7-
9

Notes to the Consolidated Financial Statements for the
Thirty-Nine Week Period Ended September 30, 1994
(Unaudited)                                                  10-
18
                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
     AS OF SEPTEMBER 30, 1994 (UNAUDITED) AND DECEMBER 31, 1993
                            (UNAUDITED)

                                      September 30,   December 31,
                              Notes          1994           1993
ASSETS:
Cash and cash equivalents       2       $35,337,897     $26,916,477
Accounts receivable (net
of allowance for doubtful
accounts of $841,791 at
September 30, 1994 and
$677,188 at December 31,
1993)                                     9,652,688       9,286,116
Prepaid expenses and
deferred charges (net of
accumulated amortization of
$8,324,349 at September 30,
1994, and $7,241,088 at
December 31, 1993)                        3,467,181
4,399,276
Property, plant and
equipment(net of accumulated
depreciation of $118,606,948
at September 30, 1994 and
$104,955,637 at December 31,
1993)
                                2        86,438,934
92,400,494
Intangible assets (net
of accumulated amortization
of $119,685,376 at September
30, 1994 and $111,069,407 at
December 31, 1993)
                                2       105,039,672
111,146,204
Other assets                              2,213,143
5,703,370
TOTAL ASSETS                           $242,149,515
$249,851,937


(Continued on the following page)



                       ML MEDIA PARTNERS, L.P.
                     CONSOLIDATED BALANCE SHEETS
     AS OF SEPTEMBER 30, 1994 (UNAUDITED) AND DECEMBER 31, 1993
                             (UNAUDITED)
                             (continued)

                                      September 30,    December 31,
                             Notes          1994             1993
LIABILITIES AND PARTNERS'
DEFICIT:
Liabilities:
Borrowings                      2      $223,668,349
$232,568,349
Accounts payable and
accrued liabilities                      32,159,188
29,989,412
Subscriber advance payments               2,063,750
2,102,082
Total Liabilities                       257,891,287
264,659,843

Partners' Deficit:
General Partner:
  Capital contributions,
    net of offering
     expenses                  1          1,708,299
1,708,299
  Cumulative loss                       (1,802,799)
(1,793,460)
                                           (94,500)
(85,161)
Limited Partners:
  Capital contributions,
    net of offering
    expenses (187,994
    Units of Limited
    Partnership Interest)      1        169,121,150
169,121,150
  Tax allowance cash
    distribution                        (6,291,459)
(6,291,459)
  Cumulative loss                     (178,476,963)
(177,552,436)
                                       (15,647,272)
(14,722,745) Total Partners' Deficit       (15,741,772)
(14,807,906)
TOTAL LIABILITIES AND
PARTNERS' DEFICIT                     $ 242,149,515    $
249,851,937


See Notes to Consolidated Financial Statements (Unaudited).

                        ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 30,
            1994 (UNAUDITED) AND SEPTEMBER 24, 1993 (UNAUDITED)
                    Thirteen Weeks              Thirty-Nine Weeks
             September 30,  September 24,  September 30,  September
                   24, 1994           1993        1994           1993
REVENUES:
Operating
revenue       $26,268,330     $25,462,532    $78,307,869
$74,467,138
Interest            51,431          32,706        133,695
96,463
(Loss)/Gain
on sales of
asset              (4,082)        39,848         122,154       125,019
Total
revenues        26,315,679    25,535,086      78,563,718    74,688,620

COSTS AND
EXPENSES:
Property
operating       9,686,898       8,687,019     28,625,944
26,152,445
General and
adminis-
trative         5,275,016       6,168,996     15,690,663
16,999,282
Depreciation
and amorti-
zation          7,507,082       7,641,798     22,651,142
22,651,934
Interest
expense         4,179,711       3,581,448     11,335,962
13,709,188
Management
fees               397,957       397,957       1,193,873     1,193,873
Total costs
and
expenses      $27,046,664     $26,477,218    $79,497,584
$80,706,722


NET LOSS      $  (730,985)    $  (942,132)   $  (933,866)
$(6,018,102)


(Continued on the following page)


                        ML MEDIA PARTNERS, L.P. CONSOLIDATED
                 STATEMENTS OF OPERATIONS
FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 30,
            1994 (UNAUDITED) AND SEPTEMBER 24, 1993 (UNAUDITED)
                              (continued)
                    Thirteen Weeks              Thirty-Nine Weeks
             September 30,  September 24,  September 30,  September
                   24, 1994             1993       1994           1993
PER UNIT OF LIMITED PARTNERSHIP INTEREST:
NET LOSS       $    (3.85)    $     (4.96)    $    (4.92)   $
(31.69)
Number of
Units             187,994         187,994        187,994
187,994



See Notes to Consolidated Financial Statements (Unaudited).

                       ML MEDIA PARTNERS, L.P.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 30, 1994
                 (UNAUDITED) AND SEPTEMBER 24, 1993 (UNAUDITED)

                                    September 30,    September 24,
                                          1994             1993

Increase (Decrease) in Cash and
  Cash Equivalents:

Cash flows from operating
  activities:

Net loss                            $   (933,866     $ (6,018,102
                                               )                )

Adjustments to reconcile net loss
  to net cash provided by
  operating activities:

Depreciation and amortization         22,651,142
22,651,934

Change in bad debt reserve               164,603
235,492

Equity in earnings of joint
  venture                                     --
(29,991)

Gain on sale of assets                 (122,154)
(125,019)

Change in operating assets and
  liabilities:

Increase in accounts receivable        (297,047)
(3,636,315)

Increase in prepaid expenses
  and deferred charges                  (37,570)
(716,144)

Decrease/(Increase) in other
  assets                               3,480,822
(53,361)



(Continued on the following page)


                       ML MEDIA PARTNERS, L.P. CONSOLIDATED
                STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 30, 1994
                 (UNAUDITED) AND SEPTEMBER 24, 1993 (UNAUDITED)
                           (continued)

                                    September 30,    September
                                          24, 1994
                                          1993
Increase in accounts payable and
  accrued liabilities                 1,358,344
3,032,184
Decrease/(Increase) in subscriber
  advance payments                     (38,332)
111,077

Net cash provided by operating
  activities                         26,225,942
15,451,755
Cash flows from investing
  activities:

Proceeds from sale of assets            248,389
189,891

Purchase of property, plant
  and equipment                     (5,572,278)
(7,621,227)

Changes to intangible assets        (3,580,633)
(322,723)

Net cash used in investing
  activities                        (8,904,522)
(7,754,059)

Cash flows from financing
  activities:

Principal payments on bank loans    (8,900,000)
(5,203,026)

Proceeds from borrowings                    -0-
1,448,505

Net cash used in financing
  activities                        (8,900,000)
(3,754,521)


(Continued on the following page)


                       ML MEDIA PARTNERS, L.P.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 30, 1994
                 (UNAUDITED) AND SEPTEMBER 24, 1993 (UNAUDITED)
                           (continued)

                                    September 30,    September
                                          24, 1994
                                          1993
Net increase in cash and cash
  equivalents                         8,421,420
3,943,175

Cash and cash equivalents at
  the beginning of period            26,916,477
19,930,098

Cash and cash equivalents at
  end of period                     $35,337,897
$23,873,273

Cash paid for interest              $10,203,421
$14,448,275



Supplemental Disclosure of Non-Cash Investing and Financing
Activities:
The Partnership continues to consolidate its pro rata 50% interest in the Venture which, effective January 1, 1994, also includes the operations of C-ML Radio.




See Notes to Consolidated Financial Statements (Unaudited).
                     ML MEDIA PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 30, 1994
                           (UNAUDITED)


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

Certain reclassifications were made to the 1993 financial statements to conform with the current period's presentation.

In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature.

Basis of Accounting

Effective January 1, 1994, all of the assets of C-ML Radio were transferred to the Venture, in exchange for the assumption by the
Venture of all the obligations of C-ML Radio and the issuance to Century and the Partnership of new certificates evidencing a partnership interest of 50% and 50%, respectively, in the Venture. Simultaneously, Century and the Partnership entered into an amended and restated management agreement and joint venture agreement governing the affairs of the revised Venture. The transfer, which was made pursuant to a Transfer of Assets and Assumption of Liabilities Agreement, was required under the terms of the C-ML Notes. The Partnership continues to consolidate its pro-rata 50% interest in the Venture which, effective January 1, 1994, also includes the operations of C-ML Radio. Prior to the inclusion of C-ML Radio in the Venture, the Partnership accounted for its 49.999% interest in C-ML Radio under the equity method.

Statement of Financial Accounting Standards No. 112

Effective January 1, 1994, the Partnership adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (SFAS No. 112"). The effect of the adoption of SFAS No. 112 was not material to the Partnership's financial position or results of operations.

2.   LIQUIDITY

The Partnership's ongoing cash needs will be to fund debt service, capital expenditures and working capital needs.

As of September 30, 1994, the Partnership had $35,337,897 in cash and cash equivalents, of which $30,852,983 was limited for use at the operating level and the remaining $4,484,914 was the Partnership's working capital.

California Cable

The Partnership engaged Merrill Lynch & Co. and Daniels & Associates to assist it in marketing California Cable for sale. In June 1994, California Cable invited potential purchasers to bid for all or part of California Cable. Several bids were received and analyzed by the Partnership, Merrill Lynch & Co. and Daniels & Associates, and the Partnership is currently involved in negotiations regarding the sale. The Partnership may not be able to reach a final agreement with potential purchasers on terms acceptable to the Partnership. If agreement cannot be reached, the Partnership will attempt to refinance the debt of the California Cable Systems and to hold them until an acceptable opportunity arises to sell the properties. As another alternative to a sale, the Partnership may consider other strategic transactions to maximize the value of the California Cable Systems, such as a joint venture or an affiliation agreement with a larger multiple system operator.

As of September 30, 1994, due principally to the negative impact of re-regulation on the operations of the California Cable Systems, the Partnership was in default of a financial covenant contained in the Revised ML California Cable Credit Agreement. In addition, the Partnership presently estimates that it will be unable to fully satisfy its currently scheduled principal payments in 1995 under the revised ML California Cable Credit Agreement due to the combined impact of the negative effect of rate re-regulation and increasing scheduled principal payments. The Partnership has requested that the lenders under the Revised ML California Cable Credit Agreement waive the September 30, 1994 defaults and further amend the Revised ML California Cable Credit Agreement to allow the Partnership, based on current projections, to be in compliance under the proposed amended agreement through December 31, 1996, during which period the Partnership will continue its efforts to sell the California Cable Systems.
There can be no assurance that the lenders will grant the requested waiver and amendment. The Partnership is unable to determine the impact of the loan defaults on its efforts to sell the California Cable Systems, but does not expect such defaults to have any impact on the sale. As a result of the defaults, the lenders have the right to accelerate the maturity of the indebtedness under the Revised ML California Cable Credit Agreement and to foreclose on, or otherwise force a sale of, the assets of the California Media Operations (but not the other assets of the Partnership). The principal amount outstanding under the Revised ML California Cable Credit Agreement is $133,500,000 as of September 30, 1994.

In December 1993, the California Cable Systems received a favorable decision with respect to a property tax appeal filed with one county served by the California Cable Systems. The county had the right to appeal the decision for a period of six months. This period expired without appeal during the second quarter of 1994. Also in December of 1993, the California Cable Systems reached a favorable agreement in principle with a second county served by the California Cable Systems where an appeal relating to property taxes had also been filed. During 1994, the California Cable Systems executed a settlement agreement and finalized assessed property values with, and received a refund of approximately $700,000 from, this second county. In part as a result of these developments, the California Cable Systems continue to expect to ultimately receive tax refunds, including the amount already received, in a total amount approximately equal to the previously reported December 31, 1993 reduction of approximately $2.2 million in the California Cable Systems' general and administrative expense.

WREX-KATC

On October 31, 1994, the Partnership retained The Ted Hepburn Company to assist it in marketing WREX and KATC for sale. Although it intends to sell one or both television stations, the Partnership may not be able to reach final agreement(s) with potential purchasers of one or both stations on terms acceptable to the Partnership. If acceptable agreement(s) cannot be reached, the Partnership will attempt to refinance the WREX-KATC loan with a new lender.

During the first three quarters of 1994 and during 1993 and 1992, the Partnership defaulted on the majority of its quarterly principal payments due under its WREX-KATC Loan. As of September 30, 1994, WREX-KATC was in default of $5,030,373 in principal, after giving effect to $782,127 in principal payments made during 1993 and 1994, respectively, from cash generated by the operations of WREX and KATC. WREX-KATC made an additional principal payment of $125,000 at the beginning of the fourth quarter of 1994 from cash generated by the operations of WREX and KATC. The Partnership is not in default of any interest payments under the WREX-KATC Loan. In addition, as of December 28, 1990 and continuing through September 30, 1994, the Partnership was in default of financial covenants under its WREX-KATC Loan. The lender granted waivers for the defaults as of December 28, 1990. However, the lender has not granted waivers for any subsequent defaults. As required by the terms of the WREX-KATC Loan, subsequent to entering into the WREX-KATC Loan in 1989, the Partnership advanced a total of $1.0 million to WREX-KATC, including $10,000 in 1993.

The Partnership expects to experience future principal payment and covenant defaults under the WREX-KATC Loan. The Partnership sought unsuccessfully to restructure the WREX-KATC Loan and, as discussed above, decided to sell WREX and KATC. The Partnership does not currently intend to, nor is it obligated to, advance any further working capital to WREX and KATC. The lender to WREXKATC has informed the Partnership that it reserves all of its rights and remedies under the WREX-KATC Loan agreement, including the right to accelerate the maturity of the indebtedness under the WREX-KATC Loan and to foreclose on, or otherwise force a sale of, the assets of WREX and KATC (but not the other assets of the Partnership.) Borrowings under the WREX-KATC Loan are nonrecourse to the Partnership. The principal amount outstanding under the WREX-KATC Loan is $23,467,873 as of September 30, 1994.

Impact of Cable Legislation and Regulation

The future liquidity of the Partnership's cable operations, California Cable and C-ML Cable, is likely to be negatively affected by recent and ongoing changes in legislation and regulation governing the cable industry. The potential impact of such legislation and regulation on the Partnership is described below.

On October 5, 1992, Congress overrode the President's veto of the Cable Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") which imposes significant new regulations on the cable television industry. The 1992 Cable Act required the development of detailed regulations and other guidelines by the Federal Communications Commission ("FCC"), most of which have now been adopted but remain subject to petitions for reconsideration before the FCC and/or court of appeals.

In the area of rate regulation, the 1992 Cable Act established an entirely new regulatory scheme. As an initial effort to implement this scheme, the FCC, on May 3, 1993, released a Report and Order ("Rate Order") containing new rules and regulations governing the rates for certain cable television services and equipment. The new rules, among other things, set certain benchmarks which will enable local franchise authorities to require rates for "basic service" (minimally, local broadcast and access channels) and the FCC (upon receipt of individual complaints) to require rates for certain satellite program services (excluding premium channels) to fall approximately 10% from September 30, 1992 levels, unless the cable operator was already charging rates that were at a so-called "competitive" benchmark level or it could justify a higher rate based on a costof-service showing. Rates of all regulated cable systems will then be subject to a price cap that will govern the extent to which rates can be raised in the future without a cost-of-service showing. The rules announced in May, 1993, became effective on September 1, 1993, but remained subject to considerable debate and uncertainty as several major issues and FCC proceedings awaited resolution.

On February 22, 1994, the FCC adopted a series of additional measures that expand and substantially alter its cable rate regulations. The major additional actions taken by the FCC include the following: (1) a modification of its benchmark methodology in a way which will effectively require cable rates to be reduced, on average, and with certain possible exceptions, an additional 7% (i.e., beyond the 10% reduction previously ordered in 1993) from their September 30, 1992 level or, for a transitional period, to newly derived "benchmark" levels if that results in less of a reduction; (2) the issuance of new standards and requirements to be used in making cost-of-service showings by cable operators who seek to justify rates above the levels determined by the benchmark approach; and (3) the clarification and/or reaffirmation of a number of "going forward" issues that had been the subject of various petitions for reconsideration of its May 3, 1993 Rate Order. Several weeks earlier, and partly in anticipation of these actions, the FCC extended its industry-wide freeze on rates for regulated cable services until May 15, 1994. The new benchmark standards and certain interim cost-of-service rules became effective May 15, 1994.

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

In a separate action on February 22, 1994, the FCC adopted interim rules to govern cost-of-service proceedings initiated by cable operators. Operators who elect to pursue cost-of-service proceedings will have their rates based on their allowable costs, in a proceeding based on principles similar to those that govern cost-based rate regulation of telephone companies. Under this methodology, cable operators may recover, through the rates they charge for regulated cable service, their normal operating expenses and a reasonable return on investment. The FCC has, for these purposes, established an interim industry-wide rate of return of 11.25%. It has also determined that acquisition costs above book value are presumptively excluded from the rate base. At the same time, certain intangible, above-book costs, such as start-up losses (limited to losses actually incurred during a twoyear start-up period) and the costs of obtaining franchise rights and some start-up organizational costs such as customer lists, may be allowed. There are no threshold requirements limiting the cable systems eligible for a cost-of-service showing, except that, once rates have been set pursuant to a cost-of-service approach, cable operators may not file a new cost-of-service showing to justify new rates for a period of two years.
Finally, the FCC notes that it will, in certain individual cases, consider a special hardship showing (or the need for special rate relief) where an operator demonstrates that the rates set by a cost-ofservice proceeding would constitute confiscation of investment and that some higher rate would not represent exploitation of customers. In considering whether to grant such a request, the FCC emphasizes that, among other things it would examine the overall financial condition of the operator and whether there is a realistic threat of termination of service. The FCC has received comments on these interim rules and its proposal to adopt them as final rules.

On November 10, 1994, the FCC adopted new "going forward" rules and further tightened its regulation of a la carte packages. The full text of this decision has not yet been released.
Based on the official FCC News Release, these new rules allow operators to pass through the costs, plus a 20 cent per channel mark-up, for channels newly added to regulated tiers. Through 1996, however, operators will be subject to an aggregate $1.50 cap on the amount they may increase cable program service tier rates due to channel additions. The FCC also established a "new products tier" intended to provide operators unregulated pricing and packaging flexibility, particularly for newer services, so long as they preserve the fundamental nature of their preexisting regulated tiers. Outside of the "new products" approach, however, the Commission reversed its approach to a la carte packages and ruled that all (non-premium) packages of services -- even if also available on an a la carte basis -- would be treated as a regulated tier.

The Partnership is currently unable to assess the full impact of the FCC's further rate regulation decisions and the 1992 Cable Act generally upon its business prospects or future financial results. However, the rate reductions mandated by the FCC in May of 1993 and February of 1994 have had, and will most likely continue to have, a detrimental impact on the revenues and profits of the Partnership's cable television operations. Although the impact of the 1992 Cable Act and certain recent FCC actions cannot yet be ascertained precisely, certain aspects of the new law may have a material negative impact on the financial condition, liquidity, and value of the Partnership.

In addition, the Partnership is currently unable to determine the impact of the FCC actions on its ability to sell the California Cable Systems or the potential timing and value of such a sale. However, as discussed below, the FCC actions have had, and will have, a detrimental impact on the revenues and profits of the California Cable Systems.

As an example of the effects of the 1992 Cable Act, in complying with the benchmark regulatory scheme without considering the effect of any future potential cost-of-service showing, the Partnership's California Cable Systems, on a franchise by franchise basis, were required to reduce present combined basic service rates (broadcast tier and satellite service tier) effective September 1, 1993, and again effective July 14, 1994. In addition, pursuant to the 1992 Cable Act, revenue from secondary outlets and from remote control units was eliminated or reduced significantly. At that time, the Partnership began instituting charges for converters, as permitted by the 1992 Cable Act, offering programming services on an a-la-carte basis, which services are not subject to rate regulation, and aggressively marketing unregulated premium services to those subscribers benefiting from decreased basic rates. Despite the institution of these actions by the California Cable Systems, the
May, 1993 and February, 1994 rate regulations enacted pursuant to the 1992 Cable Act had a detrimental impact on the revenues and profits of the California Cable Systems. For example, for the first nine months of 1994, the revenues of the California Cable Systems were flat compared to the same period in 1993 after having increased in every previous year. Any limits imposed by the FCC on a-la-carte pricing will have a further detrimental impact on those revenues and profits.
The Partnership is currently unable to ascertain the full impact of the February 22, 1994 FCC action and previous FCC actions on the Puerto Rico Systems. While the impact of a September 1, 1993 rate and tier restructuring to comply with the 1992 Cable Act did not have a significant negative impact on the revenues and profits of C-ML Cable, the February 22, 1994 FCC action had a detrimental impact on the revenues and profits of C-ML Cable. For example, while the revenues of the C-ML Cable systems increased in the first nine months of 1994 compared to the same period in 1993, revenues of the C-ML Cable Systems were flat in the third quarter of 1994 compared to the third quarter of 1993. However, the Partnership does not presently anticipate that this reduced rate of revenue growth will result in any defaults under the C-ML Notes or the C-ML Revolving Credit Agreement during 1994 and 1995. There were no defaults under the C-ML Notes or the CML Revolving Credit Agreement at September 30, 1994.
WINCOM-WEBE-WICC
The Partnership was in compliance with all terms of its WINCOM WEBE-WICC loan at September 30, 1994.
Summary
Based upon a review of the current financial performance of the Partnership's investments, the Partnership continues to monitor its working capital level. The Partnership does not have sufficient cash to meet all of the contractual debt obligations of all of its investments, nor is it obligated to do so. As discussed above, the Partnership does not currently expect to, nor is it obligated to, advance any of its unrestricted working capital to WREX and KATC.
3.   ADDITIONAL INFORMATION
Additional information, including the audited year end 1993 Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's filing on Form 10-K for the year ended December 31, 1993 on file with the Securities and Exchange Commission.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of September 30, 1994, Registrant had $35,337,897 in cash and cash equivalents, of which $30,852,983 was limited for use at the operating level and the remaining $4,484,914 was Registrant's working capital.

California Cable

Registrant engaged Merrill Lynch & Co. and Daniels & Associates to assist it in marketing California Cable for sale. In June 1994, California Cable invited potential purchasers to bid for all or part of California Cable. Several bids were received and analyzed by Registrant, Merrill Lynch & Co. and Daniels & Associates, and Registrant is currently involved in negotiations regarding the sale. Registrant may not be able to reach a final agreement with potential purchasers on terms acceptable to Registrant. If agreement cannot be reached, Registrant will attempt to refinance the debt of the California Cable Systems and to hold them until an acceptable opportunity arises to sell the properties. As another alternative to a sale, Registrant may consider other strategic transactions to maximize the value of the California Cable systems, such as a joint venture or an affiliation agreement with a larger multiple system operator.

As of September 30, 1994, due primarily to the negative impact of rate re-regulation on the operations of the California Cable Systems, Registrant was in default of a financial covenant contained in the Revised California Cable Credit Agreement. In addition, Registrant presently estimates that it will be unable to fully satisfy its currently scheduled principal payments in 1995 under the Revised California Cable Credit Agreement, due to the combined impact of the negative effects of rate regulation and increasing scheduled principal payments. Registrant has requested that the lenders under the Revised ML California Cable Credit Agreement waive the September 30, 1994 default and further amend the Revised ML California Cable Credit Agreement to allow Registrant, based on current projections, to be in compliance under the proposed amended agreement through December 31, 1996, during which period Registrant will continue its efforts to sell the California Cable Systems. There can be no assurance that the lenders will grant the requested waiver and amendment. The Partnership is unable to determine the impact of the loan defaults on its efforts to sell the California Cable Systems, but does not expect such defaults to have any impact on the sale. As a result of the defaults, the lenders have the right to accelerate the maturity of the indebtedness under the Revised ML California Cable Credit Agreement and to foreclose on, or otherwise force a sale of, the assets of the California Media Operations (but not the other assets of the Registrant). The principal amount outstanding under the Revised ML California Credit Agreement is $133,500,000 at September 30, 1994.

In December 1993, the California Cable Systems received a favorable decision with respect to a property tax appeal filed with one county served by the California Cable Systems. The county had the right to appeal the decision for a period of six months. This period expired without appeal during the second quarter of 1994. Also in December of 1993, the California Cable Systems reached a favorable agreement in principle with a second county served by the California Cable Systems where an appeal relating to property taxes had also been filed. During 1994, the California Cable Systems executed a settlement agreement and finalized assessed property values with, and received a refund of approximately $700,000 from, this second county. In part as a result of these developments, the California Cable Systems continue to expect to ultimately receive tax refunds, including the amount already received, in a total amount approximately equal to the previously reported December 31, 1993 reduction of approximately $2.2 million in the California Cable Systems' general and administrative expense.

WREX-KATC

On October 31, 1994, Registrant retained The Ted Hepburn Company to assist it in marketing WREX and KATC for sale. Although it intends to sell one or both television stations, Registrant may not be able to reach final agreement(s) with potential purchasers of one or both stations on terms acceptable to Registrant. If acceptable agreement(s) cannot be reached, Registrant will attempt to refinance the WREX-KATC loan with a new lender.

During the first three quarters of 1994 and during 1993 and 1992, Registrant defaulted on the majority of its quarterly principal payments due under its WREX-KATC Loan. As of September 30, 1994, WREX-KATC was in default of $5,030,373 in principal, after giving effect to $782,127 in principal payments made during 1993 and 1994, respectively, from cash generated by the operations of WREX and KATC. WREX-KATC made an additional such principal payment of $125,000 at the beginning of the fourth quarter of 1994. Registrant is not in default of any interest payments under the WREX-KATC Loan. In addition, as of December 28, 1990 and continuing through September 30, 1994, Registrant was in default of financial covenants under its WREX-KATC Loan. The lender granted waivers for the defaults as of December 28, 1990. However, the lender has not granted waivers for any subsequent defaults. As required by the terms of the WREX-KATC Loan, subsequent to entering into the WREX-KATC Loan in 1989, Registrant advanced a total of $1.0 million to WREX-KATC, including $10,000 in 1993.

Registrant expects to experience future payment and covenant defaults under the WREX-KATC Loan. Registrant sought unsuccessfully to restructure the WREX-KATC Loan and, as discussed above, decided to sell WREX and KATC. Registrant does not intend to, nor is it obligated to, advance any further working capital to WREX and KATC. The lender to WREX-KATC has informed Registrant that it reserves all of its rights and remedies under the WREX-KATC Loan agreement, including the right to accelerate the maturity of the indebtedness under the WREXKATC Loan and to foreclose on, or otherwise force a sale of, the assets of WREX and KATC (but not the other assets of Registrant). Borrowings under the WREX-KATC Loan are nonrecourse to Registrant. The principal amount outstanding under the WREX-KATC Loan is $23,467,873 as of September 30, 1994.

WINCOM-WEBE-WICC

Registrant was in compliance with all terms of its Wincom-WEBE

WICC loan at September 30, 1994.

Impact of Cable Legislation and Regulation

Refer to discussion in Item 1. Financial Statements (Note 2).

Summary

Based upon a review of the current financial performance of Registrant's investments, Registrant continues to monitor its working capital level. Registrant does not have sufficient cash to meet all of the contractual debt obligations of all of its investments, nor is it obligated to do so. As discussed above, Registrant does not currently expect to, nor is it obligated to, advance any of its unrestricted working capital to WREX and KATC.


Results of Operations


For the thirteen week periods ended September 30, 1994 and September 24, 1993:


During the thirteen week periods ended September 30, 1994 and September 24, 1993, Registrant had total operating revenues of approximately $26.3 million and $25.5 million, respectively. The approximate $0.8 million increase was due in part to the consolidation of the operating results (approximately $0.7 million in third quarter revenue) of Registrant's 50% interest in the C-ML Radio properties following the transfer of C-ML Radio's assets to the Revised Venture on January 1, 1994. (The operating results of the C-ML Radio properties were not consolidated into Registrant's operating results in 1993 as Registrant's 49.999% interest in the C-ML Radio properties was carried under the equity method during 1993). This increase, combined with increases at Registrant's television properties and its remaining radio stations (excluding the Indianapolis radio stations, which were sold in the fourth quarter of 1993), slightly offset declines in revenues at Registrant's California Cable.

Revenues decreased by approximately $0.3 million at California Cable. The decrease in revenue at California Cable resulted primarily from a decrease in basic revenues, and secondarily from lower pay-per-view revenues. Average basic subscribers at California Cable increased to 134,305 during the third quarter of 1994 from 132,296 for the same period in 1993. In addition, total basic subscribers increased to 134,910 at the end of the third quarter of 1994 from 133,700 at the end of the second quarter, due to successful marketing efforts and the extension of cable plant to pass additional homes. Although subscriber levels increased, average basic revenues per subscriber were lower in the third quarter of 1994 than in the third quarter of 1993 (due to the FCC-mandated rate reductions), resulting in lower basic revenues. Reversing recent trends, California Cable experienced growth in premium subscribers during the third quarter of 1994 due to heavy promotional efforts and reduced promotional rates. While average premium subscriptions declined to 74,451 in the third quarter of 1994 from 78,271 for the same period in 1993, California Cable reported an increase in premium subscriptions to 76,318 at the end of the third quarter of 1994 from 72,583 at the end of the second quarter.

Revenues at C-ML Cable were flat from year to year as higher average revenues per subscriber (following a 1993 rate restructuring to comply with rate re-regulation) were offset by the impact of lower average levels of basic and premium subscribers (due in part to negative customer reaction to a restructuring of C-ML Cable's rates and services in the second half of 1993). Although the average level of basic subscribers at C-ML Cable decreased from the third quarter of 1993 to the third quarter of 1994, the number of basic subscribers increased from 106,979 at the end of the second quarter of 1994 to 108,200 at the end of the third quarter of 1994 due to successful marketing efforts. The number of premium subscribers at C-ML Cable decreased from 66,896 at the end of the second quarter of 1994 to 66,642 at the end of the third quarter of 1994 due to weakness in the local economy, (which was exacerbated by a severe drought, which has since ended), as well as to continuing industry-wide softness in subscriber demand for premium services.

Television stations KATC and WREX reported a combined increase of approximately $0.4 million in revenue primarily as a result of stronger local and political revenues at both stations as well as higher national revenue at KATC. The Wincom-WEBE-WICC radio group reported flat revenue as increased advertising revenues at WICC, WEBE and WQAL were offset by revenues lost due to the sale (at the beginning of the fourth quarter of 1993) of the Indianapolis radio stations.

During the third quarter of 1994 and 1993, Registrant incurred property operating expenses of approximately $9.7 million and $8.7 million, respectively, in connection with the operation of its cable, radio and television properties. Registrant's total property operating expenses increased by approximately $1.0 million from year to year as a result of: an increase of approximately $0.5 million at the combined cable and radio operations of the Revised Venture, due primarily to the consolidation of the 1994 third quarter operating results of the Revised Venture's radio properties; an increase of approximately $0.5 million at California Cable due in part to higher copyright fees associated with rate and service restructurings in response to re-regulation, and an increase of approximately $0.2 million at the Wincom-WEBE-WICC group due primarily to higher costs on WEBE and WICC resulting from increased sales commissions and bad debt expense associated with higher revenues. Other increases or decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

During the third quarter of 1994 and 1993, Registrant incurred general and administrative expenses of approximately $5.3 million and $6.2 million, respectively. Registrant's total general and administrative expenses decreased by approximately $0.9 million from year to year as a result of a decrease of approximately $0.4 million at the Wincom-WEBE-WICC radio group due primarily to the sale of the Indianapolis Stations at the beginning of the fourth quarter of 1993 and a decrease at California Cable of approximately $0.4 million due in part to lower insurance expense. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Interest expense of approximately $4.2 million and $3.6 million in the third quarter of 1994 and 1993, respectively, represents the cost incurred for borrowed funds utilized to acquire various media properties. The approximately $0.6 million increase in interest expense is due primarily to the effect of higher floating interest rates on outstanding borrowings under the Revised ML California Cable Credit Agreement.

Registrant's depreciation and amortization expense totaled approximately $7.5 million and $7.6 million in the third quarter of 1994 and 1993, respectively. Registrant's total depreciation and amortization expense decreased by approximately $0.1 million from year to year, due to a decrease of approximately $0.4 million at KATC due to certain equipment becoming fully depreciated during the first quarter of 1994, partially offset by an increase of approximately $0.3 million at California Cable, primarily as a result of capital expenditures. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in the aggregate.

For the thirty-nine week periods ended September 30, 1994 and September 24, 1993:

During the thirty-nine week periods ended September 30, 1994 and September 24, 1993, Registrant had total operating revenues of approximately $78.3 million and $74.5 million, respectively. The approximate $3.8 million increase was partially due to the consolidation of the first three quarters operating results (approximately $2.0 million in revenue) of Registrant's 50% interest in the C-ML Radio properties following the transfer of CML Radio's assets to the Revised Venture on January 1, 1994. (The operating results of the C-ML Radio properties were not consolidated into Registrant's operating results in 1993 as Registrant's 49.999% interest in the C-ML Radio properties was carried under the equity method during 1993). This increase, combined with increases at Registrant's C-ML Cable cable systems, its television properties and its remaining radio stations
(excluding the Indianapolis radio stations, which were sold in the fourth quarter of 1993), outweighed slight declines in revenues at Registrant's California Cable Systems.

Revenues decreased slightly at California Cable. The decrease in revenue at California Cable resulted primarily from lower basic and pay-per-view revenues and secondarily from lower premium revenues. Average basic subscribers at California Cable increased to 133,370 during the first nine months of 1994 from 132,502 for the same period in 1993. In addition, total basic subscribers increased to 134,910 at the end of the third quarter of 1994, from 131,830 at the end of 1993, due to successful marketing efforts and the extension of cable plant to pass additional homes. Although subscriber levels increased, average basic revenues per subscriber were lower in the first nine months of 1994 than in the first nine months of 1993 (due to the FCCmandated rate reductions), causing basic revenues to decline. Reversing recent trends, California Cable experienced growth in premium subscriber levels during the first nine months of 1994 due to heavy promotional efforts and reduced promotional rates, especially during the third quarter. Premium subscriptions increased to 76,318 at the end of the third quarter of 1994 from 73,625 at the end of 1993. However, average premium subscriptions declined to 74,972 in the first nine months of 1994 from 78,871 for the same period in 1993, causing premium revenues to decline.

Revenues at C-ML Cable increased by approximately $1.0 million from year to year, as lower average levels of basic and premium subscribers (due in part to negative customer reaction to a restructuring of C-ML Cable's services in the second half of
1993) were more than offset by higher average revenues per subscriber (following a 1993 rate and service restructuring to comply with re-regulation). Although the average level of basic subscribers at C-ML Cable decreased from the first nine months of 1993 to the first nine months of 1994, the number of basic subscribers increased from 104,677 at the end of 1993 to 108,200 at the end of the third quarter of 1994 due to successful marketing efforts. The number of premium subscribers at C-ML Cable decreased from 69,319 at the end of 1993 to 66,642 at the end of the third quarter of 1994 due to weakness in the local economy (which was exacerbated by a severe drought, which has since ended), as well as to continuing industry-wide softness in subscriber demand for premium services.

Television stations KATC and WREX reported a combined increase of approximately $1.0 million in revenue, primarily as a result of stronger local, national and political revenues at both stations. The Wincom-WEBE-WICC radio group reported a net decrease in revenue of approximately $0.2 million, as increased advertising revenues at WICC, WEBE and WQAL were offset by approximately $0.8 million in revenues lost due to the sale of the Indianapolis radio stations at the beginning of the fourth quarter of 1993.

During the first thirty-nine weeks of 1994 and 1993, Registrant incurred property operating expenses of approximately $28.6 million and $26.2 million, respectively, in connection with the operation of its cable, radio and television properties. Registrant's total property operating expenses increased by approximately $2.4 million from year to year as a result of: an increase of approximately $1.5 million at the combined cable and radio operations of the Revised Venture, due primarily to the consolidation of the first three quarters operating results of the Revised Venture's radio properties; and an increase of approximately $1.6 million at California Cable due in part to higher copyright fees associated with rate and service restructurings in response to re-regulation partially offset by a combined decrease of approximately $0.5 million at the Wincom WEBE-WICC group due to the sale of the Indianapolis Stations at the beginning of the fourth quarter of 1993. Other increases or decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in the aggregate.
During the first thirty-nine weeks of 1994 and 1993, Registrant incurred general and administrative expenses of approximately $15.7 million and $17.0 million, respectively. Registrant's total general and administrative expenses decreased by approximately $1.3 million from year to year as a result of: a decrease of approximately $0.7 million at the Wincom-WEBE-WICC radio group, due primarily to the sale of the Indianapolis Stations at the beginning of the fourth quarter of 1993; a decrease at California Cable of approximately $1.0 million, primarily due in part to lower insurance expense. These decreases were partially offset by a $0.3 million increase at the combined cable and radio operations of the Revised Venture, due to the consolidation of the first three quarters' operating results of the Revised Venture's radio properties; and a combined increase of approximately $0.2 million at WREX and KATC due primarily to increases in health insurance expense. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.
Interest expense of approximately $11.3 million and $13.7 million in the first thirty-nine weeks of 1994 and 1993, respectively, represents the cost incurred for borrowed funds utilized to acquire various media properties. The approximately $2.4 million decrease in interest expense is due to: (1) the expiration of unfavorable interest rate hedge agreements pursuant to, and lower average outstanding borrowings under, the Revised ML California Cable Credit Agreement, (approximately $1.0 million) and (2) lower average outstanding borrowings and amortization of a portion of the Series C Term Loan forgiveness under the WincomWEBE-WICC Restructuring Agreement (approximately $0.7 million); partially offset by a combined increase of approximately $0.1 million at WREX and KATC due to generally higher floating interest rates. Registrant's depreciation and amortization expense totaled approximately $22.7 million in the first thirty-nine weeks of both 1994 and 1993, as increases of approximately $0.9 million at California Cable, primarily as a result of capital expenditures, and approximately $0.2 million at the combined cable and radio operations of the Revised Venture, due primarily to the consolidation of the first three quarters operating results of the Revised Venture's radio properties, were offset by decreases of approximately $1.0 million at KATC, due to certain equipment becoming fully depreciated during the first quarter of 1994, and approximately $0.2 million at Wincom, due to the sale of the Indianapolis Stations at the beginning of the fourth quarter of 1993. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in the aggregate.
                  PART II - OTHER INFORMATION


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


                               ML MEDIA PARTNERS, L.P.
                               By: Media Management Partners
                                   General Partner

                               By: ML Media Management Inc.


Dated: November ___, 1994      /s/ Kevin K. Albert
                                   Kevin K. Albert
                                   Director and President


Dated: November ___, 1994      /s/ Robert F. Aufenanger
                                   Robert F. Aufenanger
                                   Director and Executive
                                   Vice President


Dated: November ___, 1994      /s/ David G. Cohen
                                   David G. Cohen
                                   Treasurer
                                   (principal financial
                                    officer and principal
                                    accounting officer)






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


                              ML MEDIA PARTNERS, L.P.
                              By: Media Management Partners
                                  General Partner

                              By: RP Media Management


Dated: November ___, 1994     /s/ I. Martin Pompadur
I. Martin Pompadur President,
Secretary and Director
(principal executive officer)