Form 10-K
period 1994-12-30
ML MEDIA PARTNERS LP
filed 1995-03-22
CIK 785959

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended
                        December 30, 1994

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



                             Part I

Item 1.   Business

Formation

ML Media Partners, L.P. ("Registrant"), a Delaware limited partnership, was organized February 1, 1985. Media Management Partners, a New York general partnership (the "General Partner"), is Registrant's sole general partner. The General Partner is a joint venture, between RP Media Management (a joint venture organized as a New York general partnership under New York law consisting of The Elation H. Rule Company and IMP Media Management, Inc.), and ML Media Management Inc. ("MLMM"), a Delaware corporation and an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. and an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"). The General Partner was formed for the purpose of acting as general partner of Registrant. The Elton H. Rule Company was controlled by Elton H. Rule until his death in May of 1990. As a result of Mr. Rule's death, the general partner interest of the Elton H. Rule Company in RP Media Management may be redeemed or acquired by a company controlled by I. Martin Pompadur.

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

Media Properties

As of December 30, 1994, Registrant's investments in media properties consist of a 50% interest in a joint venture which owns two cable television systems, an FM and AM radio station combination, and a background music service in Puerto Rico; four cable television systems in California; two VHF television stations in Lafayette, Louisiana and Rockford, Illinois; an FM and AM radio station combination in Bridgeport, Connecticut; a corporation which owns an FM radio station in Cleveland, Ohio; and an FM and AM radio station combination in Anaheim, California. The Universal Cable systems were sold on July 8, 1992. In addition, an FM and AM radio station combination in Indianapolis, Indiana was sold on October 1, 1993.

Puerto Rico Investments

Cable Television Investments

Pursuant to the management agreement and joint venture agreement dated December 16, 1986 (the "Joint Venture Agreement"), as amended and restated, between Registrant and Century Communications Corp., a Texas corporation ("Century"), the parties formed a joint venture under New York law, Century-ML Cable Venture (the "Venture"), in which each has a 50% ownership interest. Registrant and Century each initially contributed cash of $25 million to the Venture. Century is a wholly-owned subsidiary of Century Communications Corp., a publicly held New Jersey corporation unaffiliated with the General Partner or any of its affiliates. On December 16, 1986 the Venture, through its wholly-owned subsidiary corporation, Century-ML Cable Corporation ("C-ML Cable Corp."), purchased all of the stock of Cable Television Company of Greater San Juan, Inc. ("San Juan Cable"), utilizing the combined investment of the venturers together with debt financing, and liquidated San Juan Cable into C-ML Cable Corp. The final purchase price for San Juan Cable common stock was approximately $141.7 million. C-ML Cable Corp., as successor to San Juan Cable, is the operator of the largest cable television system in Puerto Rico.

On September 24, 1987, the Venture acquired all of the assets of Community Cable-Vision of Puerto Rico, Inc., Community Cablevision of Puerto Rico Associates, and Community Cablevision Incorporated (collectively, the "Community Companies"), which consisted of a cable television system serving the communities of Catano, Toa Baja and Toa Alta, Puerto Rico, which are contiguous to San Juan Cable. The Community Companies were acquired pursuant to an Asset Acquisition Agreement entered into on April 22, 1987, between Century Community Holding Corp., a wholly-owned subsidiary of Century, and the Community Companies, and thereafter assigned to the Venture. The Venture purchased all of the assets of the Community Companies for $12.0 million, which was paid entirely from a portion of the proceeds of the debt financing described below.

C-ML Cable Corp. and the Community Companies are herein referred to as C-ML Cable ("C-ML Cable"). Registrant's two cable properties in Puerto Rico are herein defined as the "Puerto Rico Systems." The Puerto Rico Systems currently serve approximately 112,228 basic subscribers, pass approximately 262,505 homes and consist of approximately 1,775 linear miles of cable plant.

During 1994, Registrant's share of the net revenues of the Puerto
Rico Systems totalled $21,525,793 (20.3% of operating revenues of Registrant).

During 1993, Registrant's share of the net revenues of the Puerto
Rico Systems totalled $20,206,318 (20.1% of operating revenues of Registrant).

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

On March 10, 1989, C-ML Radio acquired all of the issued and outstanding stock of Acosta Broadcasting Corporation ("Acosta"), Fidelity Broadcasting Corporation ("Fidelity"), and Broadcasting and Background Systems Consultants Corporation ("BBSC"); all located in San Juan, Puerto Rico. The purchase price for the stock was approximately $7.8 million. The acquisition was financed with $900,000 of Registrant equity, $900,000 of equity from Century, and the balance of approximately $6 million from proceeds of the C-ML Credit Agreement. At the time of acquisition, Acosta owned radio stations WUNO-AM and Noti Uno News, Fidelity owned radio station WFID-FM, and BBSC owned Beautiful Music Services, all serving various communities within Puerto Rico. In connection with the purchase of Acosta, Fidelity and BBSC, the Venture amended the C-ML Credit Agreement on March 8, 1989, increasing the line of credit available under the C-ML Credit Agreement from $108 million to $114 million.

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

Effective January 1, 1994, all of the assets of C-ML Radio were transferred to the Venture in exchange for the assumption by the Venture of all the obligations of C-ML Radio and the issuance to Century and Registrant by the Venture of new certificates evidencing partnership interests of 50% and 50%, respectively. The transfer was made pursuant to a Transfer of Assets and Assumption of Liabilities Agreement. At the time of this transfer, Registrant and Century entered into an amended and restated management agreement and joint venture agreement (the "Revised Joint Venture Agreement") governing the affairs of the revised Venture (herein referred to as the "Revised Venture").

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

During 1994, Registrant's share of the net revenues of the C-ML
Radio properties totalled $2,761,508 (2.6% of operating revenues of Registrant).

During 1993 and prior years, Registrant's investment in the C-ML
Radio properties was accounted for under the equity method of accounting.

California Cable Systems

In December, 1986, ML California Cable Corporation ("ML California"), a wholly-owned subsidiary of Registrant, entered into an agreement (the "Stock Sale and Purchase Agreement") with SCIPSCO, Inc. ("SCIPSCO"), a wholly-owned subsidiary of Storer Communications, Inc. for the acquisition by ML California of four cable television systems servicing the California communities of Anaheim, Manhattan/Hermosa Beach, Rohnert Park, and Fairfield and surrounding areas. The acquisition was completed on December 23, 1986 with the purchase by ML California of all of the stock of four subsidiaries of SCIPSCO which at closing owned all the assets of the California cable television systems. The term "California Cable Systems" or "California Cable" as used herein means either the cable systems or the owning entities, as the context requires. The California Cable Systems currently serve approximately 136,022 basic subscribers, pass 218,992 homes and consist of approximately 2,035 linear miles of plant.

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

The daily operations of the California Cable Systems are managed by MultiVision Cable TV Corp. ("MultiVision"), a cable television multiple system operator ("MSO") controlled by I. Martin Pompadur. Mr. Pompadur, President, Secretary and Director of RP Media Management and Chairman and Chief Executive Officer of MultiVision, organized MultiVision in January 1988 to provide MSO services to cable television systems acquired by entities under his control, with those entities paying cost for those services pursuant to an agreement to allocate certain management costs, (the "Cost Allocation Agreement") with MultiVision. Mr. Pompadur is, indirectly, the general partner of ML Media Opportunity Partners, L.P., a publicly held limited partnership, and Registrant. ML Media Opportunity Partners, L.P. and its subsidiaries had invested in cable television systems that were managed by MultiVision, prior to their sale, pursuant to the same Cost Allocation Agreement.

Registrant engaged Merrill Lynch & Co. and Daniels & Associates in January, 1994 to act as its financial advisors in connection with a possible sale of all or a portion of Registrant's
California Cable Systems.

On November 28, 1994, Registrant entered into an agreement (the "Asset Purchase Agreement") with Century to sell to Century substantially all of the assets used in the operations of Registrant's California Cable Systems serving the Anaheim, Hermosa Beach/Manhattan Beach, Rohnert Park/Yountville and Fairfield communities. The base purchase price for the systems will be $286 million, subject to reduction by an amount equal to 11 times the amount by which the operating cash flow of the systems (as adjusted in accordance with the Asset Purchase Agreement) is less than $26 million for the 12-month period prior to the closing, and subject to further adjustment as provided in the Asset Purchase Agreement. In addition, Registrant has the right to terminate the Asset Purchase Agreement if the purchase price would be less than $260 million based on the formula described above. Consummation of the transactions provided for in the Asset Purchase Agreement is subject to the satisfaction of certain conditions, including obtaining approvals from the Federal Communications Commission and the municipal authorities issuing the franchises for the systems.

Merrill Lynch & Co. did not, nor will it, receive a fee or other form of compensation for acting as financial advisor in connection with the sale of the California Cable Systems.

Registrant is currently unable to determine the impact of the February 22, 1994 FCC action and previous FCC actions (see below) on its ability to consummate the sale of the California Cable systems or the potential timing and ultimate value of such sale. However, as discussed below, the FCC actions have had, and will have, a detrimental impact on the revenues and profits of the California Cable systems.

During 1994, California Cable generated operating revenues of $55,024,025 (52.0% of operating revenues of Registrant).

During 1993, California Cable generated operating revenues of $55,197,638 (55.0% of operating revenues of Registrant).

During 1992, California Cable generated operating revenues of $52,838,582 (52.6% of operating revenues of Registrant).

KATC Television Station

On September 17, 1986 Registrant entered into an acquisition agreement (the "Assets Purchase Agreement") with Loyola University, a Louisiana non-profit corporation ("Loyola"), for the acquisition by Registrant of substantially all the assets of television station KATC-TV, Lafayette Louisiana ("KATC-TV" or the "Station"). The acquisition was completed on February 2, 1987 for a purchase price of approximately $26,750,000. KATC-TV is a VHF affiliate of the American Broadcasting Company television network from which it obtains entertainment, news and sports programming. It is one of three commercial stations licensed to service Lafayette, Louisiana, an area of approximately 196,820 television households.

As part of the purchase, Registrant succeeded to all business contracts, agreements, leases, commitments and orders in connection with the operation of the Station. Registrant did not assume any existing debt of the Station or Loyola, nor did it assume any liabilities of the Station other than certain contractual commitments in the ordinary course of Station operations. All FCC licenses were transferred to KATC Associates, a partnership formed for the purpose of holding the licenses in which Registrant is the Managing General Partner and 99.999% equity holder. Registrant received the required FCC and local approvals for the acquisition of the Station and the transfer of all licenses. As consideration for part of the purchase price, Loyola agreed not to compete with the Station in the Station's designated market area for two years.

During 1994, the Station generated operating revenues of $6,078,081 (5.7% of operating revenues of Registrant).

During 1993, the Station generated operating revenues of $5,276,512 (5.3% of operating revenues of Registrant).

During 1992, the Station generated operating revenues of $5,120,331 (5.1% of operating revenues of Registrant).

Registrant used its equity to purchase the Station for cash; however, subsequent to the purchase, in order to refinance a portion of its equity investment, Registrant entered into a Revolving Credit Loan Agreement (the "KATC Loan") in the initial amount of $17.0 million.

On June 21, 1989, Registrant entered into an Agreement of Consolidation, Extension, Amendment and Restatement (the "WREX-KATC Loan") which replaced the KATC Loan and the WREX Loan (see below) with a total borrowing facility of up to $27.1 million. Refer to Notes 2 and 6 of "Item 8. Financial Statements and Supplementary Data" for further information regarding the WREX-KATC Loan.

Registrant has experienced, and expects to experience, principal payment and covenant defaults under the WREX-KATC Loan. Registrant sought unsuccessfully to restructure the WREX-KATC Loan and, as a result, decided to market WREX and KATC for sale. On March 6, 1995, Registrant entered into a non-binding letter of intent to sell KATC with a third party not affiliated with the General Partner or any of its affiliates. The sale of KATC is subject to negotiation of a definitive purchase and sale agreement and numerous other conditions. The ultimate transfer of the license of KATC to a potential buyer will also be subject to the prior approval of the FCC. (As discussed below, on February 23, 1995, Registrant entered into a non-binding letter of intent to sell WREX). If Registrant is unable to complete the sales of WREX and KATC on terms acceptable to Registrant, Registrant will seek to refinance the WREX-KATC Loan with a new lender.

WREX Television Station

On April 29, 1987, Registrant entered into an acquisition agreement (the "Asset Purchase Agreement") with Gilmore Broadcasting Corporation, a Delaware corporation ("Gilmore"), for the acquisition by Registrant of substantially all the assets of television station WREX-TV, Rockford, Illinois ("WREX-TV"). The acquisition was accomplished on August 31, 1987, by payment of the purchase price of approximately $18 million. Registrant funded the acquisition with $7 million of equity and $11 million of debt. WREX-TV is a VHF affiliate of the American Broadcasting Company television network from which it obtains entertainment, news and sports programming. It is one of four commercial stations licensed to serve Rockford, Illinois, an area of approximately 162,440 television households.

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

During 1994, WREX-TV generated operating revenues of $5,506,056
(5.2% of operating revenues of Registrant).

During 1993, WREX-TV generated operating revenues of $4,925,030
(4.9% of operating revenues of Registrant).

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

As discussed above, Registrant has decided to market WREX and KATC for sale. On February 23, 1995, Registrant entered into a non-binding letter of intent to sell WREX with a third party not affiliated with the General Partner or any of its affiliates.
The sale of WREX is subject to negotiation of a definitive purchase and sale agreement and numerous other conditions. The ultimate transfer of the license of WREX to a potential buyer will also be subject to the prior approval of the FCC. (As discussed above, on March 6, 1995, Registrant entered into a non-binding letter of intent to sell KATC). If Registrant is unable to complete the sales of WREX and KATC on terms acceptable to Registrant, Registrant will seek to refinance the WREX-KATC Loan with a new lender.

WEBE-FM Radio

On August 20, 1987, Registrant entered into an Asset Purchase Agreement with 108 Radio Company, L.P., for the acquisition of the business and assets of radio station WEBE-FM, Westport, Connecticut ("WEBE-FM") which serves Fairfield and New Haven counties. Currently, WEBE-FM serves approximately 125,000 listeners each week in the Fairfield County market. The total acquisition cost of $12 million was funded by an equity contribution of $4.5 million and long-term debt of $7.5 million.

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

During 1994, WEBE-FM generated operating revenues of $5,286,984
(5.0% of operating revenues of Registrant).

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

On April 30, 1993, WIN Communications of Indiana, Inc., a 100%- owned subsidiary of Wincom, entered into an Asset Purchase Agreement to sell substantially all of the assets of the Indianapolis Stations to Broadcast Alchemy, L.P.("Alchemy") for gross proceeds of $7 million. Alchemy is not affiliated with Registrant. The proposed sale was subject to approval by the FCC, which granted its approval on September 22, 1993. On October 1, 1993, the date of the sale of the Indianapolis Stations, the net proceeds from such sale, which totalled approximately $6.1 million, were remitted to Chemical Bank, as required by the terms of the Restructuring Agreement, to reduce the outstanding principal amount of the Series B Term Loan due Chemical Bank pursuant to the Restructuring Agreement. Certain additional amounts from the net proceeds from the sale of the Indianapolis Stations, including an escrow deposit of $250,000, are required to be paid to Chemical Bank when received. Refer to Notes 2 and 6 of "Item 8. Financial Statements and Supplementary Data" for further information regarding the Restructuring Agreement.

During 1994, Wincom generated operating revenues of $4,349,191
(4.1% of operating revenues of Registrant).

During 1993, Wincom generated operating revenues of $5,269,021
(5.2% of operating revenues of Registrant).

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

During 1994, WICC-AM generated operating revenues of $2,115,461
(2.0% of operating revenues of Registrant).

During 1993, WICC-AM generated operating revenues of $1,875,348
(1.9% of operating revenues of Registrant).

During 1992, WICC-AM generated operating revenues of $1,814,294
(1.8% of operating revenues of Registrant).

Anaheim Radio Stations

On November 16, 1989, Registrant acquired KORG-AM and KEZY-FM (the "Anaheim Radio Stations") located in Anaheim, California, from Anaheim Broadcasting Corporation. The total acquisition cost was $15,125,000. At the time of closing, the FCC licenses and all other permits and authorizations necessary for the operation of the Anaheim Radio Stations were transferred to Anaheim Radio Associates, a partnership between the General Partner and Registrant formed especially for this purpose, and of which Registrant owns 99.999%.

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

During 1994, the Anaheim Radio Stations generated operating revenues of $3,263,109 (3.1% of operating revenues of Registrant).

During 1993, the Anaheim Radio Stations generated operating revenues of $3,049,363 (3.1% of operating revenues of Registrant).

During 1992, the Anaheim Radio Stations generated operating revenues of $3,103,438 (3.1% of operating revenues of Registrant).

Employees

As of December 30, 1994 Registrant employed approximately 500 persons at its wholly-owned properties. The business of Registrant is managed by the General Partner. RP Media Management, ML Media Management Inc. and ML Leasing Management Inc., all affiliates of the General Partner, perform certain management and administrative services for Registrant.

COMPETITION

Cable Television

Cable television systems compete with other communications and entertainment media, including off-air television broadcast signals that a viewer is able to receive directly using the viewer's own television set and antenna. The extent of such competition is dependent in part upon the quality and quantity of such off-air signals. In the areas served by Registrant's systems, a substantial variety of broadcast television programming can be received off-air. In those areas, the extent to which cable television service is competitive depends largely upon the system's ability to provide a greater variety of programming than that available off-air and the rates charged by Registrant's cable systems for programming. Cable television systems also are susceptible to competition from other multiple-channel video programming delivery systems, from other forms of home entertainment such as video cassette recorders, and in varying degrees from other sources of entertainment in the area, including motion picture theaters, live theater and sporting events. On December 17, 1993, the first high-powered direct broadcast satellite ("DBS") designed to provide nationwide multiple-channel video programming delivery services was successfully launched. Service was initiated in June 1994 and a second satellite was launched in August 1994. These satellites currently provide over 150 channels of digital DBS service to subscribers.

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

Broadcast Television

Operating results for broadcast television stations are affected by the availability, popularity and cost of programming; competition for local, regional and national advertising revenues; the availability to local stations of compensation payments from national networks with which the local stations are affiliated; competition within the local markets from programming on other stations or from other media; competition from other technologies, including cable television; and government regulation and licensing. Due primarily to increased competition from cable television, with that medium's plethora of viewing alternatives and from the Fox Network, the share of viewers watching the major U.S. networks, ABC, CBS, and NBC, has declined significantly over the last ten years. This reduction in viewer share has made it increasingly difficult for local stations to increase their revenues from advertising. The combination of these reduced shares and the impact of the economic recession at the beginning of this decade on the advertising market resulted in generally deteriorating performance at many local stations affiliated with ABC, CBS, and NBC. Although the share of viewers watching the major networks has recently leveled off or increased slightly, additional audience and advertiser fragmentation may occur if, as planned, one or more of the additional, recently launched broadcast networks develops program offerings competitive with those of the more established networks.

Radio Industry

The radio industry is highly competitive and dynamic, and reaches a larger portion of the population than any other medium. There are generally several stations competing in an area and most larger markets have twenty or more viable stations; however, stations tend to focus on a specific target market by programming music or other formats that appeal to certain demographically specific audiences. As a result of these factors, radio is an effective medium for advertisers as it can have mass appeal or be focused on a specific market. While radio has not been subject to an erosion in market share such as that experienced by broadcast television, it was also subject to the depressed nationwide advertising market at the beginning of this decade. Recent changes in FCC multiple ownership rules have led to more concentration in some local radio markets as a single party is permitted to own additional stations or provide programming and sell advertising on stations it does not own.

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

The 1992 Cable Act

In 1992, over the veto of President Bush, the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") was enacted by vote of Congress. The 1992 Cable Act clarifies and modifies certain provisions of the 1984 Cable Act as well as codifying certain FCC regulations and adding a number of new requirements. Implementation of the new legislation was generally left to the FCC. Throughout 1993-94 the FCC undertook or completed a substantial number of complicated rulemaking proceedings resulting in a host of new regulatory requirements or guidelines. Several of the provisions of the 1992 Cable Act and certain FCC regulations implemented pursuant thereto are being tested in court. Registrant cannot predict the result of any pending or future court challenges or the shape any still-pending or proposed FCC regulations may ultimately take, nor can Registrant predict the effect of either on its operations.

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

Although still subject to various reconsideration petitions, further rulemaking notices, or pending court appeals, the FCC has adopted new regulations in the areas mandated by the 1992 Cable Act. These include rules and regulations governing the following areas: indecency on leased access channels, obscenity on public, educational and governmental ("PEG") channels, mandatory carriage and retransmission consent of over-the-air signals, home wiring, equal employment opportunity, tier "buy-throughs," customer service standards, cable television ownership standards, program access, carriage of home shopping stations, and rate regulation. Most of these new regulations went into effect by 1994. However, in November 1993, a three judge panel of the D.C. Circuit found the indecency rules to be unconstitutional and remanded them to the Commission. Subsequently, on February 16, 1994, the U.S. Court of Appeals for the D.C. Circuit vacated the panel decision pending rehearing and a decision by the full Court of Appeals.
In the meantime, the effectiveness of the indecency provisions remain stayed. Similarly, challenges to the constitutionality of the mandatory carriage provision remain pending. Although a special three judge panel of the U.S. District Court for the District of Columbia upheld the constitutionality of the mandatory carriage provision, the U.S. Supreme Court vacated that decision in June 1994 and remanded the case to the District Court for further proceedings. Accordingly, a final determination on the constitutionality of the mandatory carriage rules must await a further fact-finding procedure before the District Court and a possible further appeal to the U.S. Supreme Court. Currently, the must carry rules remain in effect. On a separate matter, in September 1993 the United States District Court for the District of Columbia found that the horizontal ownership limits called for by the 1992 Cable Act are unconstitutional. Accordingly, the Commission has stayed the effect of horizontal ownership rules until final judicial resolution of the issue. Registrant is unable to predict the ultimate outcome of these proceedings or the impact upon its operations of various FCC regulations still being formulated and/or interpreted. As previously noted, under the broad statutory scheme, cable operators are subject to a two-level system of regulation with some matters under federal jurisdiction, others subject strictly to local regulation, and still others subject to both federal and local regulation. Following are descriptions of some of the more significant regulatory areas of concern to cable operators.

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

The Cable Act permits local franchising authorities to require cable operators to set aside certain channels for PEG access programming and to impose a franchise fee of up to five percent of gross annual system revenues. The Cable Act further requires cable television systems with 36 or more channels to designate a portion of their channel capacity for commercially leased access by third parties, which generally is available to commercial and non-commercial parties to provide programming (including programming supported by advertising). As required by the 1992 Cable Act, the FCC adopted rules setting maximum reasonable rates and other terms for the use of such leased channels. The FCC also has jurisdiction to resolve disputes over the provision of leased access.

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

On February 22, 1994, the FCC adopted a series of additional measures that expand and substantially alter its cable rate regulations. The FCC's major actions include the following:
(1) a modification of its benchmark methodology in a way which effectively required cable rates to be reduced, on average, an additional 7% (i.e., beyond the 10% reduction previously ordered in 1993) from their September 30, 1992 level, or to the new benchmark, whichever is less; (2) the issuance of new standards and requirements to be used in making cost-of-service showings by cable operators who seek to justify rates above the levels determined by the benchmark approach; and (3) the clarification and/or reaffirmation of a number of "going forward" issues that had been the subject of various petitions for reconsideration of its May 3, 1993 Rate Order.

In deciding to substantially revise its benchmark methodology for regulated cable rates, the FCC has actually created two benchmark systems. Thus, whereas the modified rate regulations adopted on February 22, 1994 became effective as of May 15, 1994, regulated rates in effect before that date will continue to be governed by the old benchmark system.

Under the FCC's revised benchmark regulations, systems not facing "effective competition" that have become subject to regulation will be required to set their rates at a level equal to their September 30, 1992 rates minus a revised "competitive differential" of 17 percent (a "differential" which, as noted, was set at 10 percent in the FCC's May 1993 Rate Order). Cable operators who seek to charge rates higher than those produced by applying the competitive differential may elect to invoke new cost-of-service procedures (discussed below).

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

In its May 1993 Rate Order the FCC exempted from rate regulation the price of packages of "a la carte" channels if certain conditions were met. Upon reconsideration, however, the FCC on February 22, 1994 effectively tightened its regulatory treatment of "a la carte" packages by establishing more elaborate criteria designed to ensure that such practices are not employed so as to unduly evade rate regulation. When assessing the appropriate regulatory treatment of "a la carte" packages, the FCC stated it would consider, inter alia, the following factors as possibly suggesting that such packages do not qualify for non-regulated treatment: whether the introduction of the package avoids a rate reduction that otherwise would have been required under the FCC's rules; whether an entire regulated tier has been eliminated and turned into an "a la carte" package; whether a significant number or percentage of the "a la carte" channels were removed from a regulated service tier; whether the package price is deeply discounted when compared to the price of an individual channel; and whether the subscriber must pay significant equipment or other charges to purchase an individual channel in the package. In addition, the FCC would consider factors that will reflect in favor of non-regulated treatment such as whether the channels in the package have traditionally been offered on an "a la carte" basis or whether the subscriber is able to select the channels that comprise the "a la carte" package. "A la carte" packages which are found to evade rate regulation rather than enhance subscriber choice would be treated as regulated tiers, and operators engaging in such practices may be subject to forfeitures or other sanctions by the FCC.

In another action, the FCC adopted a methodology for determining rates when channels are added to or deleted from regulated tiers and announced that it will treat programming costs as external costs and that operators may recover the full amount of programming expenses associated with added channels. Operators may also recover a mark-up on their programming expenses. These adjustments and calculations are to be made on a new FCC form.

On November 10, 1994, the FCC adopted new "going forward" rules and further tightened its regulation of a la carte packages. These new rules allow operators to pass through the costs, plus a 20 cent per channel mark-up, for channels newly added to regulated tiers. Through 1996, however, operators will be subject to an aggregate of $1.50 cap on the amount they may increase cable program service tier rates due to channel additions. The FCC also established a "new products tier" intended to provide operators unregulated pricing and packaging flexibility, particularly for newer services, so long as they preserve the fundamental nature of their preexisting regulated tiers. Outside of the "new products" approach, however, the Commission reversed its approach to a la carte packages and ruled that all (non-premium) packages of services -- even if also available on an a la carte basis -- would be treated as a regulated tier.

Several cable industry interests have challenged or announced that they will challenge these and other rate regulation decisions of the FCC in a federal court of appeals. Registrant is unable to predict the timing or outcome of any such appeals.

In a separate action on February 22, 1994, the FCC adopted interim rules to govern cost of service proceedings initiated by cable operators. Operators who elect to pursue cost of service proceedings will have their rates based on their allowable costs, in a proceeding based on principles similar to those that govern cost-based rate regulation of telephone companies. Under this methodology, cable operators may recover, through the rates they charge for regulated cable service, their normal operating expenses and a reasonable return on investment. The FCC has, for these purposes, established an interim industry-wide rate of return of 11.25%. It has also determined that acquisition costs above book value are presumptively excluded from the rate base.
At the same time, certain intangible, above-book costs, such as start-up losses (limited to losses actually incurred during a two-year start-up period) and the costs of obtaining franchise rights and some start-up organizational costs such as customer lists, may be allowed. There are no threshold requirements limiting the cable systems eligible for a cost of service showing, except that, once rates have been set pursuant to a cost of service approach, cable operators may not file a new cost of service showing to justify new rates for a period of two years. Finally, the FCC notes that it will, in certain individual cases, consider a special hardship showing (or the need for special rate relief) where an operator demonstrates that the rates set by a cost of service proceeding would constitute confiscation of investment and that some higher rate would not represent exploitation of customers. In considering whether to grant such a request, the FCC emphasizes that, among other things, it would examine the overall financial condition of the operator and whether there is a realistic threat of termination of service. These interim rules remain the subject of both a further FCC rulemaking and a pending appeal in the U.S. Court of Appeals for the D.C. Circuit.

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

The 1992 Cable Act directs that no cable operator may transfer ownership of a cable system within 36 months (or three-years) of its acquisition or initial construction. FCC implementing rules give local franchising authorities primary responsibility to oversee compliance with the three-year holding requirement by requiring cable systems to certify (and submit) certain information to the franchiser in order to demonstrate that the holding requirement does not apply to a particular transfer. Disputes concerning compliance, however, will be resolved by the FCC. The 1992 Cable Act also provides that in cases where the three-year holding period does not apply, and where local consent to a transfer is required, the franchise authority must act within 120 days of submission of a transfer request or the transfer is deemed approved. The 120-day period commences upon the submission to local franchising authorities of information now required on a new standardized FCC transfer form. The franchise authority may request additional information beyond that required under FCC rules. Further, the 1992 Cable Act gives local franchising officials the authority to prohibit the sale of a cable system if the proposed buyer operates another cable system in the jurisdiction or if such sale would reduce competition in cable service.

Cable System Ownership Restrictions

Cross-Ownership: The Cable Act prohibits local exchange telephone companies from owning cable television systems within their exchange service areas, except in rural areas or by specific waiver. The Act also prohibits telephone companies from providing video programming directly to subscribers. The regulations are of particularly competitive importance because these telephone companies already own much of the plant necessary for cable television operation, such as poles, ducts and rights-of-way. In late 1992, subsidiaries of Bell Atlantic Corporation filed suit in federal district court in Virginia against the FCC and United States government, alleging that the prohibition against video programming is an unconstitutional restraint of free speech and denial of equal protection. On August 24, 1993, Judge Ellis of the U.S. District Court for the Eastern District of Virginia ruled that the cable-telco cross-ownership prohibition in the Cable Act violated Bell Atlantic's First Amendment rights. Chesapeake and Potomac Telephone Co. of Virginia v. United States, No. 92-1751-A (E.D. Va. Aug. 1993).
On September 30, 1993, Judge Ellis clarified the scope of his decision by ruling that it applies only to Bell Atlantic Corporation and its telephone company subsidiaries in the mid-Atlantic states. As a result, other telephone companies are not free to enter the cable television business, unless they obtain similar relief from other courts or unless the Supreme Court upholds the decision on appeal. However, subsequent to this decision, other Bell Operating Companies have filed their own constitutional challenges to the same statutory restriction in other U.S. district courts. District courts in Washington, Alabama, Maine, Illinois the District of Columbia and Virginia have also ruled that the 1984 Act's ban on the provision of video programming is unconstitutional. The Fourth and the Ninth Circuits have upheld District Court decisions on appeal.

The FCC has also relaxed its telephone-cable restrictions to permit local telephone companies (local exchange carriers) to offer broadband video services under the so-called video dialtone approach. In the same proceeding, the FCC ruled that neither a local exchange carrier nor a separate programming entity providing service under a video dialtone arrangement would be required to obtain a local cable franchise. In addition, the FCC allowed telephone companies to hold financial interests of up to five percent in co-located cable companies, and it also recommended that Congress repeal its cross-ownership ban. The FCC also ruled that interexchange carriers, such as AT&T, MCI and US Sprint, are not subject to the current statutory restrictions on telephone company/cable television cross-ownership. In October 1994 the Commission issued a reconsideration order in which it affirmed this video dialtone framework.

In January 1995, the Commission issued another Notice of Proposed Rulemaking on the adoption of rules to govern the ability of telephone companies to provide video programming directly to their subscribers. In that proceeding, the Commission will consider the extent to which Title II and Title VI of the Communications Act should apply to telephone companies that provide video programming to subscribers over their own video dialtone systems. In addition, the Commission will consider whether telephone companies that are no longer subject to the cross-ownership ban should be allowed to become video programmers on their own video dialtone platforms, subject to appropriate safeguards. Indeed, on January 12, 1995, the Commission approved Bell Atlantic's application to commence a six month videodialtone service market in Arlington, Virginia in which -- based on Bell Atlantic's successful cross ownership ban challenge -- it could carry and package affiliated programming subject to safeguards. Various aspects of the FCC's video dialtone and telephone/cable cross-ownership decisions remain subject to appeal by both the cable industry and telephone companies. Registrant cannot predict the outcome of any such appeals.

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

In response to a petition for review filed by the National Cable Television Association, the U.S. Court of Appeals for the D.C. Circuit, on September 18, 1990, remanded the proceeding to the FCC because the Commission had failed to explain why Apollo's corporate parent needed to be involved in construction of the system and thereby give rise to a prohibited affiliation. After an extended period of unsuccessful settlement negotiations with the parties, the FCC, in July 1992, invited public comment on what action it should take. On November 9, 1993, the FCC rescinded both its original waiver in its entirety and GTE's authority to operate and maintain the coaxial and fiber optic cable facilities in Cerritos. While this FCC order was to become effective within 120 days of its release, GTE was directed to provide the FCC with its specific plan for compliance within 30 days. In January, 1994, after the FCC denied GTE's request for stay of this order (or extension of its deadlines), the U.S. Court of Appeals for the Ninth Circuit granted a stay pending its resolution of GTE's petition for review of the FCC rescission order. Registrant cannot predict the outcome of the pending judicial review proceeding, or the likelihood of similar waivers being granted to other telephone companies in the future.

Several bills were introduced in recent sessions of Congress and are again under active consideration that would eliminate the cable/telco cross-ownership ban, subject to certain conditions. The two most prominent in the last session were S.1086, introduced by Senator Danforth (R-Mo.) and H.R.3636, introduced by Reps. Markey (D-Ma.) and Fields (R-Tx). These bills generally provided that a telephone company may provide video programming service within its franchise area in accordance with various regulatory safeguards, but may not acquire an existing cable system. The safeguards in H.R.3636 included a requirement that video programming service be provided through an affiliate separate from the telephone operating company, restrictions on telemarketing, affiliate transactions rules, a requirement that the telco's video affiliate establish a video platform with up to 75 percent of its capacity available to unaffiliated program suppliers, and a prohibition against cross-subsidization. The safeguards in S.1086 included a separate subsidiary requirement and a general proscription against cross-subsidization. Some current proposals not yet introduced as bills contemplate a similar, but possibly more permissive framework for telephone company entry into cable.

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

Video Marketplace: As required by the Cable Act, in September 1994 the Commission issued a report assessing the status of competition in the market for the delivery of video programming. Although the Commission found that cable television continues to dominate the distribution of multi-channel video programming to consumers in most markets, it noted that competing distribution technologies have made substantial strides since 1990. The Commission identified several types of dominant firm strategic behavior, policy-relevant barriers to entry, and technological bottlenecks that could adversely affect performance in the multi-channel video distribution market. Although the Commission determined that several specific reforms might improve market performance, it concluded that most of the competitive issues identified would require ongoing monitoring.

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

Alternative Video Programming Services

Wireless Cable: The FCC has expanded the authorization of MMDS services to provide "wireless cable" via multiple microwave transmissions to home subscribers. In 1990, the FCC increased the availability of channels for use in wireless cable systems by eliminating MMDS ownership restrictions and simplifying various processing and administrative rules. The FCC also modified equipment and technical standards to increase service capabilities and improve service quality. Since then, the FCC has resolved certain additional wireless cable issues, including channel allocations for MMDS, Operational Fixed Service ("OFS") and Instructional Television Fixed Service ("ITFS") facilities, direct application by wireless operators for use of certain ITFS channels, and restrictions on ownership or operation of wireless facilities by cable entities. In 1992, the FCC proposed a new service, LMDS, which also could be used to supply multichannel video and other communications services directly to subscribers. This service would operate in the 28 GHz frequency range and, consistent with the nature of operations in that range, the FCC envisions that LMDS transmitters could serve areas of only six to twelve miles in diameter. Accordingly, it is proposed that LMDS systems utilize a grid of transmitter "cells," similar to the structure of cellular telephone operations. In July 1994, the Commission established a negotiated rulemaking committee to develop technical rules and to reach a consensus on sharing the 28 GHz band between terrestrial (LMDS) and satellite users. In September, however, the negotiated rulemaking committee reported to the Commission that it was unable to reach a consensus on sharing. Registrant cannot predict how the LMDS sharing issue will be resolved.

Video Dialtone: Telephone company ownership of cable television systems in the same areas was prohibited by the 1984 Cable Act, but has been the subject of the successful challenges noted above. In any case, the FCC modified its rules to allow telephone companies to play a greater role in delivery of video services through an arrangement termed "video dialtone." The video dialtone model would be a common carrier based service, analogous to the ordinary telephone dialtone, whereby local telephone companies could provide customers access to video programming, videotext, videophone and other future advanced services. In such an arrangement, the telephone company may provide the facilities to deliver programming to subscribers, but may not itself provide the programming or dictate how that programming should be offered. To date, over thirty video dialtone applications have been filed with the FCC. Some of the first proposals are in the beginning stages of technical trials and the Commission has now granted more video dialtone experimental and commercial authorizations.

Personal Communications Service ("PCS"): In August, 1993, the FCC established rules for a new portable telephone service, the Personal Communications Service ("PCS"). PCS has potential to compete with landline local telephone exchange services. Among several parties expressing interest in PCS were cable television operators, whose plant structures present possible synergies for PCS operation. In September 1993, the FCC adopted rules for "broadband PCS" service. It allocated 120 MHz of spectrum in the 2 GHz band for licensed broadband PCS services, divided into three 30 MHz blocks (blocks A, B and C) and three 10 MHz blocks (blocks D, E and F). The Commission has also established two different service areas for these blocks based on Rand McNally's Basic Trading Areas (BTAs) and Major Trading Areas (MTAs). Thus, there are up to six PCS licenses available in each geographic area. The Commission will use competitive bidding to assign the PCS licenses. The auction rules were finalized in July 1994 and modified in November 1994. Auctions for the A and B block auctions began in December 1994. Registrant cannot predict the outcome of these auctions. Three broadband PCS licenses were awarded to pioneer's preference winners in December 1994.

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

The interexchange telecommunications restriction in the MFJ prohibits the Regional Bells from providing telecommunications services across Local Access and Transport Areas ("LATAs") as defined in the Consent Decree. The interexchange restriction has been interpreted as prohibiting the Regional Bells from operating receive-only earth stations at a cable system headend, as well as from operating a cable system that crosses a LATA boundary. In 1993, the U.S. District Court for the District of Columbia granted Southwestern Bell Corporation a waiver of the interexchange line of business restriction for the purposes of acquiring and operating cable systems in Montgomery County, Maryland, and Arlington County, Virginia. In 1994, the U.S. District Court for the District of Columbia granted waivers to:
(1) BellSouth for the purpose of providing cable television services in Las Vegas, Nevada, Anchorage, Bethel, and Kenai Peninsula, Alaska, Harris County, Texas, Chicago, Illinois and Fort Bend County, Texas; (2) Pacific Telesis Group for the purpose of providing cable television service in Chicago, Illinois; and (3) US West for the purpose of providing cable television service in and around Atlanta, Georgia. In addition, numerous other line of business waiver requests are currently pending before the Department of Justice and the United States District Court for the District of Columbia.

In addition, all seven Regional Bells have moved for a waiver of the interexchange line of business restriction to allow them to provide information services on an interexchange basis. That motion is currently being reviewed by the U.S. Department of Justice.

Congress may consider legislation in 1995 that would remove the interexchange services restriction in whole or in part. Legislation affecting the MFJ may also specify the terms and conditions, including regulatory safeguards, pursuant to which the Regional Bells may provide information and interexchange services.

There can be no assurance that cable television systems of Registrant will not be adversely affected by future judicial decisions or legislation in this area.

Other New Technologies: Several technologies exist or have been proposed that have the potential to increase competition in the provision of video programming. Currently, cable subscribers can receive programming received by home satellite dishes or via satellite master antenna television facilities ("SMATV"). In addition, the FCC has authorized nine entities to provide programming directly to home subscribers through direct broadcast satellites ("DBS"). On December 17, 1993, two such parties, Hughes Communications Galaxy ("Hughes"), an affiliate of the General Motors Company, and United States Satellite Broadcasting Company ("USSB") jointly launched a new high-powered satellite with 16 transponders, from which they can provide DBS service to the entire country. In June 1994, Hughes and USSB initiated DBS service, and in August 1994 they launched a second satellite which is now operational. In December 1994, two DBS permittees, EchoStar Satellite Corporation and Directsat Corporation, merged their DBS authorizations. Service from these permittees is expected to commence in early 1995. In addition, Advanced Communications Corporation has applied for authority to assign its DBS authorizations to TEMPO DBS, Inc. which plans to initiate service in 1996. The other parties that hold authorizations to provide DBS services have not yet launched their proposed satellites. Another technological development in the making with significant implications for video programming is "high definition television" ("HDTV"). A private sector Advisory Panel was organized by the FCC in 1987 to study various issues relating to advanced television systems ("ATV"), including HDTV. It is anticipated that with the assistance and recommendations of this Advisory Panel the FCC should be in a position to establish a technical standard for HDTV broadcasting by early 1996.

Programming Issues

Retransmission Consent and Mandatory Carriage: The 1992 Cable Act gives television stations the right to withhold permission for cable systems to carry their signals, to require compensation in exchange for such permission ("retransmission consent"), or, alternatively, in the case of local stations, to demand carriage without compensation ("must carry").

The FCC's implementing regulations required broadcasters to elect between must-carry and retransmission consent by June 17, 1993, with the choice binding for three years. A broadcast station has the right to choose must-carry, assuming it can deliver a signal of specified strength, with regard to cable systems in its Area of Dominant Influence as defined by the audience measurement service, Arbitron. Stations electing to grant retransmission authority were expected to conclude their consent agreements with cable systems by October 6, 1993, the date on which systems' authority to carry broadcast signals without consent expired. While monetary compensation is possible in return for such consent, many broadcast station operators accepted arrangements that do not require payment but involve other types of consideration, such as use of a second cable channel, advertising time, and joint programming efforts. The must carry provisions of the FCC's rules have been challenged as unconstitutional. After a special three-judge district court rejected the challenge, the Supreme Court remanded the case to the district court for further proceedings. Registrant cannot predict the outcome of the case.

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

Copyright: Cable television systems are subject to the Copyright Act of 1976 which, among other things, covers the carriage of television broadcast signals. Pursuant to the Copyright Act, cable operators obtain a compulsory license to retransmit copyrighted programming broadcast by local and distant stations in exchange for contributing a percentage of their revenues as statutory royalties to the U.S. Copyright Office. The amount of this royalty payment varies depending on the amount of system revenues from certain sources, the number of distant signals carried, and the locations of the cable television system with respect to off-air television stations and markets. Copyright royalty arbitration panels, to be convened by the Librarian of Congress as necessary, are responsible for distributing the royalty payments among copyrights owners and for periodically adjusting the royalty rates.

In July, 1991, the U.S. Copyright Office affirmed an earlier decision that satellite carriers and MMDS systems are not "cable systems" within the meaning of the Copyright Act, and, therefore, are not entitled to the compulsory licensing scheme that would allow them to retransmit broadcast signals in exchange for payment of a fee. Unlike cable entities, these systems will have to negotiate with the individual copyright holders for the right to retransmit copyrighted broadcast signals. Satellite carriers, however, can continue to retransmit broadcast signals under an alternative compulsory copyright system until the end of 1994.
In response to Congressional concerns about the ability of these new technologies to compete with cable, the Copyright Office has delayed the effective date of its decision in this area until January 1, 1999. The Copyright Office suspended its rule denying MMDS coverage of the cable compulsory license until enactment of The Satellite Home Viewer Act of 1994, which expanded the scope of cable compulsory license to include MMDS. The Copyright Office has also tentatively ruled that some SMATV systems meet the Copyright Act's definition of cable system and thus are eligible for a compulsory license.

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

On May 4, 1994, the Commission released an order implementing the 1992 Cable Act requirements for compatibility between cable and consumer electronics equipment. In this order, the Commission adopted a three-phase plan for achieving compatibility between cable systems and consumer electronics. The Phase I requirements include the following: (1) cable operators are prohibited from scrambling or otherwise encrypting signals carried on the basic tier; (2) cable operators are prohibited from taking actions that would prevent equipment with remote control capabilities from operating with commercially available remote controls; (3) cable operators must offer subscribers supplemental equipment for resolving specific compatibility problems; and (4) cable operators must provide more compatibility information to subscribers. During Phase II, cable operators must use the new "Decoder Interface" standard that is presently being developed. Finally, the third phase of the compatibility plan addresses future standards issues to be raised in a future Notice of Inquiry.

Tax Considerations

Legislation which for the first time would allow amortization of goodwill and certain intangibles that arise in a business acquisition for federal income tax purposes was enacted as part of the Omnibus Budget Reconciliation Act of 1993. The measure permits intangible "assets" to be amortized over a 15-year period. The legislation includes certain governmental rights and licenses -- e.g., cable franchises -- among the intangibles eligible for such amortization. In 1994, the Internal Revenue Service issued temporary regulations implementing the provision for retroactive amortization of intangible property acquired prior to the Omnibus Budget Reconciliation Act of 1993.

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

During 1993, Congress enacted legislation to reduce tax exemptions, enjoyed by certain U.S. companies with investments in Puerto Rico, arising under Section 936 of the Internal Revenue Code. However, the availability of 936 Funds -- reduced rate funds available to certain borrowers from commercial banks in Puerto Rico -- was not affected by the legislation. Registrant believes that the reduction of tax exemptions pursuant to Section 936 has not had a material negative impact on the Puerto Rican economy nor on Registrant's Puerto Rican operations, nor is it currently expected to.

Radio Industry

In 1992, the FCC adopted substantial changes to its restrictions on the ownership of radio stations. The new rules allow a single entity to control as many as twenty AM and twenty FM stations nationwide. As to ownership within a given market, the maximum varies depending on the number of radio stations within the market. In markets with fewer than fifteen stations, a single entity may control three stations (no more than two of which could be FM), provided that the combination represents less than fifty percent of the stations in the market. In contrast, in markets with fifteen or more radio stations, a single entity may control as many as two AM and two FM stations, provided that the combined audience share of the stations does not exceed twenty-five percent.

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

In addition, in January 1995, the FCC adopted rules to allocate spectrum for satellite digital audio radio service ("DARS"). Satellite DARS systems potentially could provide for regional or nationwide distribution of radio programming with fidelity comparable to compact disks. The FCC will consider service and licensing regulations in a further rulemaking proceeding. Four applications for licenses to provide satellite DARS are currently pending before the FCC. In addition, the FCC has undertaken an inquiry into the terrestrial broadcast of DARS signals, addressing, inter alia, the need for spectrum outside the existing FM band and the role of existing broadcasters. Registrant cannot predict the outcome of these proceedings.

Television Industry

In June, 1992, the FCC initiated a rule making proceeding inviting public comment on whether existing television ownership rules should be revised to allow broadcast television licensees greater flexibility to respond to growing competition in the distribution of video programming. Among the proposed changes are: (1) raising the national television ownership limit from 12 to as many as 24 stations, perhaps restricted by a national audience reach maximum higher than the current 25%; (2) easing restrictions on the ownership by a single entity of two television stations having overlapping signal contours; and
(3) easing the so-called "one-to-a-market" rule that currently (with some exceptions) prevents the common ownership of a television station and one or more radio stations in the same area. The timetable for completion of the proceeding is not certain, and Registrant cannot predict whether the changes proposed will in fact be adopted or the impact of such changes on Registrant's business. Related to this proceeding is another in which the FCC has invited comment on various proposals to modify its "attribution" rules. Attribution essentially is the definition of the kinds of ownership or other interests that trigger application of the FCC's radio and television ownership rules. Among the proposals under consideration is one to allow limited partners in widely held limited partnerships to hold small equity interests without attribution, even though they do not meet the so-called "insulation" criteria that might otherwise exempt them from attribution. Also pending at the FCC is an inquiry proceeding examining the possible re-imposition of broadcast commercial time limitations that were repealed by the FCC in 1984. Registrant cannot predict whether the proceeding will result in such a proposal or the extent of any such regulation.

In 1987, the FCC initiated a rule making proceeding on advanced television, which includes high definition television ("HDTV"). With the help of a private sector advisory committee, the Commission is attempting to establish a technical standard for HDTV broadcasting by early 1996. Although subject to revision in the coming year, the FCC has adopted a timetable for advanced television implementation. After the standard is set, existing broadcasters will have three years in which to apply for a second channel assignment to be used for HDTV broadcasts. Such broadcasts must begin within six years of the standard-setting. If these deadlines are not met, existing broadcasters will be subject to competition for the HDTV channel.

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

In June 1994, two parties with direct broadcast satellite ("DBS") authorizations, Hughes Communications Galaxy, Inc. ("Hughes") under the trade name DIRECTV, Inc., and United States Satellite Broadcasting Company ("USSB"), initiated DBS service from a new high-powered satellite. In August 1994, Hughes and USSB launched a second satellite, which is now operational. Hughes and USSB currently provide over 150 channels of digital DBS service to subscribers. The FCC has approved or is considering applications to combine DBS authorizations. In December 1994, two DBS permittees, EchoStar Satellite Corporation and Directsat Corporation, merged their DBS authorizations upon approval from the FCC, and expect to commence service as early as fall 1995. Also, Advanced Communications Corporation has applied for authority to assign its DBS authorizations to TEMPO DBS, Inc., whose DBS, Inc. hopes to initiate DBS service in 1996. Three other parties have not yet launched their proposed satellites. Registrant cannot predict the competitive effect of DBS operations on the terrestrial television broadcast industry in general or the Registrant's operations in particular.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the limited partners of Registrant during the fiscal year covered by this report.

                             Part II

Item 5.   Market for Registrant's Common Stock and Related
          Stockholder Matters

A public market for Registrant's Units does not now exist, and it is not anticipated that such a market will develop in the future.
Accordingly, accurate information as to the market value of a Unit at any given date is not available.

The number of owners of Units as of January 16, 1995 was 16,141.

Effective November 9, 1992, Registrant was advised that Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch" or "MLPF&S") introduced a new limited partnership secondary service through Merrill Lynch's Limited Partnership Secondary Transaction Department ("LPSTD"). This service will assist Merrill Lynch clients wishing to buy or sell Registrant Units.

Beginning with December 1994 client account statements, MLPF&S implemented new guidelines for valuing limited partnerships and other direct investments reported on client account statements. As a result, MLPF&S no longer reports general partner estimates of per Unit limited partnership net asset value on its client account statements, although a partnership's general partner may continue to provide its estimate of net asset value in quarterly reports to unit holders. Pursuant to the new guidelines, estimated values for limited partnership investments will be provided annually to MLPF&S by independent valuation services. The estimated values will be based on financial and other information available to the independent services on the prior August 15th. MLPF&S clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. The estimated values provided by the independent services are not market values and Unit holders may not be able to sell their Units or realize the amounts shown on their MLPF&S statements upon a sale. In addition, Unit holders may not realize the amount shown on their account statements upon the liquidation of Registrant over its remaining life.

Registrant does not distribute dividends.  Registrant distributes
Distributable Cash From Operations and Distributable Sale and
Refinancing Proceeds, to the extent available. There were no distributions in 1992, 1993 or 1994.

Item 6.   Selected Financial Data

                      Year Ended      Year Ended      Year Ended
                     December 30,    December 31,    December 25,
                           1994            1993            1992
Operating Revenues   $105,910,208      $100,401,671    $100,443,967


Net (Loss) Income    $( 1,450,756)     $  1,377,340   $( 9,280,770)


(Loss) Income per
 Unit of Limited
 Partnership
 Interest            $      (7.64)     $       7.25   $     (48.87)


Number of Units           187,994           187,994         187,994


                         As of           As of           As of
                     December 30,    December 31,    December 25,
                           1994            1993            1992

Total Assets         $238,330,358      $249,851,937    $261,554,442

Borrowings           $218,170,968      $232,568,349    $245,994,745



                       Year Ended       Year Ended
                      December 27,     December 28,
                            1991             1990

Operating Revenues    $ 99,185,423       $ 93,559,410

Net (Loss) Income    $(51,049,551)      $(41,491,591)

(Loss) Income per
 Unit of Limited
 Partnership
 Interest            $    (268.83)      $    (218.50)

Number of Units            187,994            187,994


                         As of            As of
                      December 27,     December 28,
                            1991             1990

Total Assets          $310,248,561       $358,192,902

Borrowings            $279,440,750       $280,048,250

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources

As of December 30, 1994, Registrant had $26,682,289 in cash and cash equivalents, of which $22,115,559 was limited for use at the operating level and the remaining $4,566,730 was Registrant's working capital.

As of December 31, 1993, Registrant had $26,916,477 in cash and cash equivalents, of which $22,479,254 was limited for use at the operating level and the remaining $4,437,223 was Registrant's working capital.

During 1994, Registrant continued its operations phase and began the process of liquidating certain of its media properties. Registrant engaged Merrill Lynch & Co. and Daniels & Associates in January, 1994 to act as its financial advisors in connection with a possible sale of all or a portion of Registrant's California Cable Systems. On November 28, 1994, Registrant entered into an agreement to sell substantially all of the assets used in the operations of Registrant's California Cable Systems subject to numerous conditions to closing (see below). Due in part to the negative impact of cable regulation on cable television rates, Registrant experienced certain covenant defaults under its Revised ML California Credit Agreement at September 30 and December 30, 1994 (see below). These defaults were cured during the first quarter of 1995, and Registrant sought and received, during the first quarter of 1995, an amendment to the Revised ML California Credit Agreement which should enable Registrant to remain in compliance with the amended terms of that agreement until December 29, 1995 (see below) while attempting to consummate the sale of the California Cable cable television systems. Also during 1994, Registrant continued its negotiations with the lender to KATC and WREX concerning a potential restructuring of the WREX-KATC Loan. Registrant was unsuccessful in its efforts to obtain a restructuring, and instead, in the fourth quarter of 1994 decided to sell the two television stations (see below). During the first quarter of 1995, Registrant executed non-binding letters of intent to sell WREX and KATC.

California Cable

On November 28, 1994, Registrant entered into an agreement (the "Asset Purchase Agreement") with Century Communications Corp. ("Century") to sell to Century substantially all of the assets used in the operations of Registrant's California Cable Systems serving the Anaheim, Hermosa Beach/Manhattan Beach, Rohnert Park/Yountville and Fairfield communities. The base purchase price for the systems will be $286 million, subject to reduction by an amount equal to 11 times the amount by which the operating cash flow of the systems (as adjusted in accordance with the Asset Purchase Agreement) is less than $26 million for the 12-month period prior to the closing, and subject to further adjustment as provided in the Asset Purchase Agreement. In addition, Registrant has the right to terminate the Asset Purchase Agreement if the purchase price would be less than $260 million based on the formula described above. Consummation of the transactions provided for in the Asset Purchase Agreement is subject to the satisfaction of certain conditions, including obtaining approvals from the Federal Communications Commission and the municipal authorities issuing the franchises for the systems.

Registrant is currently unable to determine the impact of the February 22, 1994 FCC action and previous FCC actions (see below) on its ability to consummate the sale of the California Cable systems or the potential timing and ultimate value of such sale. However, as discussed below, the FCC actions have had, and will have, a detrimental impact on the revenues and profits of the California Cable systems.

As of December 30, 1994, California Cable represented approximately 50.5% of the consolidated assets of Registrant and approximately 52.0% of the consolidated operating revenues.

As of September 30, 1994 and December 30, 1994, due in part to the negative impact of rate re-reregulation on the operations of the California Cable Systems, Registrant was in default of certain financial covenants contained in the revised ML California Credit Agreement. In addition, as of December 30, 1994, Registrant expected to be unable to meet during 1995 the principal payment requirements then contained in the revised ML California Credit Agreement. These defaults were cured during the first quarter of 1995.

Effective February 23, 1995, Registrant and the banks entered into a first amendment (the "First Amendment") to the revised ML California Credit Agreement that provided for reduced principal payments and less restrictive covenants during the first three quarters of 1995. In exchange, Registrant paid an amendment fee of $322,969 to the banks and agreed to allow the banks to charge a higher interest rate on outstanding borrowings under the revised ML California Credit Agreement. (A further fee will be due to the lenders if the sale of the California Cable Systems is not consummated prior to December 29, 1995.) Certain other terms of the revised ML California Credit Agreement were also affected by the First Amendment.

Registrant currently expects that it will be able to remain in compliance with the terms of the revised ML California Credit Agreement, as amended by the First Amendment, until December 29, 1995, during which period Registrant would seek to consummate the sale of the California Cable Systems to Century. Registrant currently expects that if the sale of the California Cable Systems is not consummated prior to December 29, 1995, Registrant will be unable to meet the scheduled December 29, 1995 principal payment due to the banks pursuant to the revised ML California Credit Agreement, as amended by the First Amendment.

In December 1993, the California Cable Systems received a favorable decision with respect to a property tax appeal filed with one county served by the California Cable Systems. The county had the right to appeal the decision for a period of six months. This period expired without appeal during the second quarter of 1994. Also in December of 1993, the California Cable Systems reached a favorable agreement in principle with a second county served by the California Cable Systems where an appeal relating to property taxes had also been filed. During 1994, the California Cable Systems executed a settlement agreement and finalized assessed property values with, and received a refund of approximately $700,000 from, this second county. In part as a result of these developments, the California Cable Systems continue to be entitled to receive tax refunds. On December 31, 1993 Registrant reduced by approximately $2.2 million the general and administrative expense of California Cable in order to account for these tax refunds. During the fourth quarter of 1994, Orange County, California, in which a significant percentage of the California Cable Systems are located, filed for bankruptcy. At December 30, 1994 and December 31, 1993, the net property tax refund receivable from Orange County was approximately $1.7 million. Registrant ultimately expects to file a claim for such property tax refunds for approximately $2.8 million.

At December 30, 1994, Registrant had funds in an escrow account totalling $785,731, which funds were included in other assets on the accompanying consolidated balance sheets. The funds were deposited in such account in accordance with Registrant's agreement with Cable Telecommunications Joint Powers Agency ("CTJPA") to be held for the benefit of CTJPA's subscribers pending determination of Registrant's potential need to make refunds to the subscribers in connection with rate re-regulation.

In the first quarter of 1995, Registrant was required to deposit $680,000 in another escrow account pursuant to an agreement with the City of Fairfield, California to be held for the benefit of the City of Fairfield's subscribers pending determination of Registrant's potential need to make refunds to the subscribers in connection with rate re-regulation. The General Partner currently believes that under the FCC's existing decisions, the most material issues in Registrant's rate cases should ultimately be decided in a manner predominantly favorable to Registrant.

WREX-KATC

On October 31, 1994, Registrant retained The Ted Hepburn Company to assist it in marketing WREX and KATC for sale. Although it intends to sell one or both television stations, Registrant may not be able to reach final agreement(s) with potential purchases of one or both stations on terms acceptable to Registrant. If acceptable agreement(s) cannot be reached, Registrant will attempt to refinance the WREX-KATC loan with a new lender.

On February 23, 1995 and March 6, 1995, Registrant entered into non-binding letters of intent to sell WREX and KATC, respectively. The sales of WREX and KATC are subject to negotiation of definitive purchase and sale agreements and numerous other conditions. The ultimate transfer of the licenses of WREX and KATC to potential buyers will also be subject to the prior approval of the FCC.

During 1994, 1993 and 1992, Registrant defaulted on the majority of its quarterly principal payments due under its WREX-KATC Loan. As of December 30, 1994, WREX-KATC was in default of $5,632,993 in principal, after giving effect to $867,007 in payments made during 1993 and 1994 from cash generated by the operations of WREX and KATC. Registrant is not in default of any regularly scheduled interest payments under the WREX-KATC Loan and is contesting certain nominal default rate interest charges. In addition, as of December 28, 1990 and continuing through December 30, 1994, Registrant was in default of financial covenants under its WREX-KATC Loan. The lender granted waivers for the defaults as of December 28, 1990. However, the lender has not granted waivers for any subsequent defaults. As required by the terms of the WREX-KATC Loan, subsequent to entering into the WREX-KATC
Loan in 1989, Registrant advanced a total of $1.0 million to WREX-KATC, including $10,000 in 1993.

Registrant expects to experience future principal payment and covenant defaults under the WREX-KATC Loan. Registrant sought unsuccessfully to restructure the WREX-KATC Loan and, as discussed above, decided to sell WREX and KATC. Registrant does not currently intend to, nor is it obligated to, advance any further working capital to WREX and KATC. The lender to WREX-KATC has informed Registrant that it reserves all of its rights and remedies under the WREX-KATC Loan agreement, including the right to accelerate the maturity of the indebtedness under the WREX-KATC Loan and to foreclose on, or otherwise force a sale of, the assets of WREX and KATC (but not the other assets of Registrant.) Borrowings under the WREX-KATC Loan are nonrecourse to Registrant. The principal amount outstanding under the WREX-KATC Loan is $23,382,993 as of December 30, 1994.

Wincom-WEBE-WICC

On July 30, 1993, Registrant and Chemical Bank executed an amendment to the Wincom-WEBE-WICC Loan (the "Restructuring Agreement") effective January 1, 1993, which cured all previously outstanding defaults pursuant to the Wincom-WEBE-WICC Loan.
Refer to Note 6 of "Item 8. Financial Statements and Supplementary Data" for further information regarding the Wincom-WEBE-WICC Loan and the Restructuring Agreement. Registrant was in compliance with all terms of its Wincom-WEBE-WICC Loan and the Restructuring Agreement at December 30, 1994.

Impact of Cable Legislation and Regulation

Refer to discussion in Note 2 to Item 8. Financial Statements and Supplementary Data.

Summary

Registrant's ongoing cash needs will be to fund debt service, capital expenditures and working capital needs. During 1994, cash interest paid was $15,388,775, and principal repayments of $14,397,381 were made. During 1994, Registrant did not comply with scheduled principal payments under its WREX-KATC Loan. During 1995, Registrant is required by its various debt agreements to make scheduled principal repayments of $27,157,993, (as well as the past due principal of $5,632,993 under the WREX-KATC Loan), under all of its debt agreements. If the WREX-KATC Loan is accelerated as a result of the aforementioned defaults, Registrant would be required to make additional principal payments totalling $14,250,000 in 1995.

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

Results of Operations

1994 vs. 1993

During 1994 and 1993, Registrant had total operating revenues of approximately $105.9 million and $100.4 million, respectively. The approximate $5.5 million increase was primarily due to the consolidation of the operating results (approximately $2.6 million in revenue) of Registrant's 50% interest in the C-ML Radio properties following the transfer of C-ML Radio's assets to the Revised Venture on January 1, 1994. This increase, combined with increases at C-ML Cable and Registrant's remaining radio and broadcast television properties, was partially offset by decreases at Wincom due to the sale of the Indianapolis Stations and at California Cable.

Registrant's 50% share of the revenues of C-ML Cable increased by approximately $1.3 million in 1994 compared to 1993. The increase in revenues at C-ML Cable occurred as a result of higher average levels of basic subscribers, due to successful marketing efforts and the extension of cable plant to pass additional homes. The average level of basic subscribers at C-ML Cable increased to 108,453 in 1994 from 105,323 in 1993, and the total number of basic subscribers increased to 112,228 at the end of 1994 from 104,677 at the end of 1993. The number of average premium subscribers at C-ML Cable decreased to 69,027 during 1994 from 73,178 during 1993 due to weakness in the local economy (which was exacerbated by a severe drought, which has since ended), as well as to continuing industry-wide softness in subscriber demand for premium services and the restructuring of C-ML Cable's rates and services in the second half of 1993. Total premium subscribers decreased to 68,735 at the end of 1994 from 69,319 at the end of 1993.

Television stations KATC and WREX reported a combined increase of approximately $1.4 million in revenue as a result of higher revenues attributable to political advertising at both stations and higher revenues attributable to national advertising at KATC. The Wincom-WEBE-WICC radio group reported a net increase of approximately $0.2 million, as increased advertising revenues at WICC, WQAL and WEBE were mostly offset by a decrease of approximately $0.9 million in revenues at Wincom, primarily due to the sale of the Indianapolis Stations at the beginning of the fourth quarter of 1993. Revenues increased by approximately $0.2 million at KORG/KEZY due primarily to increased barter revenue at KEZY.

Revenues at California Cable decreased by approximately $0.2 million, primarily as a result of a change in policy for accounting for franchise fees in September 1993 (approximately $1.2 million), as well as to lower pay-per-view revenues (due to an absence of strong event programming). The overall decrease in revenues at California Cable occurred despite increases in basic revenue due primarily to the positive impact of increases in average basic subscribers. Average basic subscribers increased to 133,926 in 1994 from 132,105 in 1993 due to successful marketing efforts and extension of cable plant to pass additional homes. In addition, total basic subscribers increased to 136,022 at the end of 1994 from 131,830 at the end of 1993. Reversing recent annual trends, California Cable experienced growth in premium subscriptions during 1994 due to heavy promotional efforts and reduced promotional rates, especially in the second half of the year. Total premium subscriptions increased to 77,749 at the end of 1994 from 73,625 at the end of 1993. However, average premium subscribers decreased to 75,687 during 1994 from 76,480 during 1993 due primarily to the relatively high number of premium subscriptions at the beginning of 1993. The decrease in average premium subscriptions was offset by increases in average premium rates, resulting in flat premium revenues from 1993 to 1994.

During 1994 and 1993, Registrant incurred property operating expenses of approximately $38.8 million and $33.8 million, respectively, in connection with the operation of its cable, radio and television properties. Registrant's total property operating expenses increased by approximately $5.0 million from year to year as a result of: an increase of approximately $2.6 million at the combined cable and radio operations of the Revised Venture, due to the consolidation of the 1994 operating results of the Revised Venture's radio properties on January 1, 1994 (approximately $1.7 million) and to a non-recurring adjustment to property tax accruals in 1993 at C-ML Cable (approximately $0.9 million); an increase of approximately $2.5 million at California Cable, due primarily to higher basic programming costs (due to increased fees to programmers and the increased number of average basic subscribers) and higher marketing and copyright fees associated with rate and service restructuring in response to re-regulation; and an increase of approximately $0.1 million at KORG/KEZY due primarily to increased barter expense at KEZY. These increases were partially offset by a net decrease of $0.2 million at the Wincom-WEBE-WICC group, where higher operating expenses at WEBE and WICC (due primarily to higher sales commissions and other expenses) were outweighed, by decreased property operating expenses at Wincom due to the sale of the Indianapolis Stations at the beginning of the fourth quarter of 1993.

During 1994 and 1993, Registrant incurred general and administrative expenses of approximately $20.9 million and $20.0 million, respectively. Registrant's total general and administrative expenses increased by approximately $0.9 million from year to year as a result of increases of approximately: $1.3 million at California Cable, due to a one-time reversal of property tax assessments in the fourth quarter of 1993 due to a favorable decision regarding property tax assessments (partially offset by a decrease due primarily to reduced expenses for franchise fees and lower property taxes); $0.4 million at the combined cable and radio operations of the Revised Venture, due primarily to the consolidation of the operating results of the Revised Venture's radio properties on January 1, 1994; and approximately $0.1 million at WREX, primarily due to increased employee-related insurance costs. These increases were partially offset by a decrease of approximately $0.7 million at the Wincom-WEBE-WICC radio group primarily due to the sale of the Indianapolis Stations at the beginning of the fourth quarter of 1993. The remaining increases or decreases at Registrant's properties were immaterial either individually or in the aggregate.

Registrant earned interest income of approximately $193,000 and $147,000 during 1994 and 1993, respectively, on its working capital balance.

Interest expense of approximately $16.0 million and $17.5 million in 1994 and 1993, respectively, represents the cost incurred for borrowed funds utilized to acquire various media properties. The approximate $1.5 million decrease in interest expense is due to:(1) the expiration of unfavorable interest rate hedge agreements pursuant to, and lower average outstanding borrowings under, the Revised ML California Cable Credit Agreement, ($1.5 million); and (2) lower average outstanding borrowings under the Wincom-WEBE-WICC Restructuring Agreement ($0.5 million); partially offset by generally higher floating interest rates under the WREX-KATC loan ($0.3 million); and increased interest expense at C-ML Cable of $0.2 million due to consolidation of the operating results of The Revised Venture's radio properties on January 1, 1994.

Registrant's depreciation and amortization expense totalled approximately $30.2 million and $31.4 million in 1994 and 1993, respectively. This $1.2 million decrease resulted primarily from: decreases of approximately: $1.6 million at WREX and KATC, due primarily to full depreciation of certain equipment, particularly at KATC during the first quarter of 1994; $0.1 million at the combined cable and radio operations of the Revised Venture, primarily due to the consolidation of the operating results of the Revised Venture's radio properties on January 1, 1994; $0.1 million at the Wincom-WEBE-WICC radio group due to the sale of the Indianapolis Stations at the beginning of the fourth quarter of 1993 outweighing increased depreciation and amortization expense at WQAL due to equipment purchases; partially offset by an increase of approximately $0.4 million at California Cable, attributable to greater depreciation expense associated with capital expenditures. The remaining increases or decreases in depreciation and amortization expense at Registrant's properties were immaterial, either individually or in the aggregate.

Results of Operations

1993 vs. 1992

During 1993 and 1992, Registrant's operating revenues remained flat from year to year. A $4.7 million decrease attributable to the sale of Universal on July 8, 1992, was offset partially by increases of approximately $2.4 million at California Cable and approximately $1.9 million at C-ML Cable. Revenues at California Cable would have been higher in the absence of the rate reductions mandated by the FCC. Despite the higher level of average basic subscribers at California Cable, the number of basic subscribers decreased from 132,380 at the end of 1992 to 131,830 at the end of 1993 due to weakness in the local economy as well as to negative consumer reaction to both a modest rate increase in the northern California systems and the restructuring
of rates following re-regulation.    In addition, despite the
higher level of average basic subscribers at C-ML Cable, the number of basic subscribers decreased from 105,968 at the end of 1992 to 104,677 at the end of 1993 due in part to negative consumer reaction to both a modest rate increase and the restructuring of rates following re-regulation. The number of premium subscribers continued to decrease from 79,334 at the end of 1992 to 73,625 at the end of 1993 at California Cable, due to weakness in the local economy as well as continuing industry-wide softness in subscriber demand for premium services and the decline in basic subscribers. Similar factors caused a decline in premium subscribers at the C-ML Cable systems from 77,037 at the end of 1992 to 69,319 at the end of 1993. Registrant anticipates that as a result of the weakness in the California economy, there will be continued pressure on the levels of both basic subscribers and premium subscribers during 1994.

Television stations KATC and WREX reported a combined increase of approximately $0.3 million in revenue as a result of stronger local revenues, particularly at KATC, partially offset by lower political revenues which did not recur in 1993. The Wincom-WEBE-WICC radio group reported a net increase of approximately $0.4 million, as increased advertising revenues at WICC, WQAL and WEBE offset approximately $1.0 million in revenues lost due to the sale of the Indianapolis Stations at the beginning of the fourth quarter of 1993 and the discontinuation of the Indiana University Sports Radio Network after the second quarter of 1992. The remaining increases or decreases in total operating revenue at Registrant's other properties were immaterial, either individually or in the aggregate.

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

During 1993 and 1992, Registrant incurred general and administrative expenses of approximately $20.0 million and $22.7 million, respectively. Registrant's total general and administrative expenses decreased by approximately $2.7 million from year to year as a result of: a decrease of $1.2 million due to the 1992 sale of Universal; a decrease of $0.3 million at the Wincom-WEBE-WICC radio group due primarily to the sale of the Indianapolis Stations at the beginning of the fourth quarter of 1993; and a net decrease at California Cable of $1.3 million primarily due to a favorable decision regarding property tax assessments which resulted in the reversal of approximately $2.2 million in property tax assessments (Refer to Note 2 of "Item 8. Financial Statements and Supplementary Data" for further information regarding property taxes) partially offset by a $0.9 million increase due to increased costs of benefits, general and health insurance, and bad debt expense. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Registrant earned interest income of approximately $0.1 million and $0.2 million during 1993 and 1992, respectively. The slight decrease in interest income is due to lower market interest rates in 1993 compared to 1992.

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

Statement of Financial Accounting Standards No. 112

Effective January 1, 1994, Registrant adopted Statement of Financial Accounting Standards No. 112, "Employers Accounting for Postemployment Benefits" ("SFAS No. 112"). This pronouncement establishes accounting standards for employers who provide benefits to former or inactive employees after employment, but before retirement. These benefits include, but are not limited to, salary-continuation, disability related benefits including workers' compensation, and continuation of health care and life insurance benefits. The statement requires employers to accrue the obligations associated with service rendered to date for employee benefits accumulated or vested where payment is probable and can be reasonably estimated. The effect of adopting SFAS No. 112 was not material to Registrant's financial condition or results of operations during 1994.

Additional Operating Information

Registrant owned cable systems that passed 218,992 homes, provided basic cable television service to 136,022 subscribers, and accounted for 77,749 pay units as of December 30, 1994. In addition, Registrant holds a 50% interest in the Venture, which in turn, through C-ML Cable, passed 262,505 homes, provided basic cable television service to 112,228 subscribers and accounted for 68,735 pay units as of December 30, 1994. The following table shows the numbers of basic subscribers and pay units at Registrant's wholly-owned California Cable and at C-ML Cable at December 25, 1992, December 31, 1993 and December 30, 1994:

                     December 25,    December 31,    December 30,
                           1992            1993            1994
Homes Passed
California Systems      213,586             216,328         218,992
Wholly-Owned            213,586             216,328         218,992

C-ML Cable              261,757             259,790         262,505

Basic Subscribers
California Systems      132,380             131,830         136,022
Wholly-Owned            132,380             131,830         136,022

C-ML Cable              105,968             104,677         112,228

Pay Units
California Systems       79,334              73,625          77,749
Wholly-Owned             79,334              73,625          77,749

C-ML Cable               77,037              69,319          68,735


Since December 25, 1992, Registrant has experienced an overall increase at its California Cable Systems in the number of homes passed. Homes passed growth has been attributable primarily to extensions of existing cable plant. Despite an increase in homes passed in 1993, the number of basic subscribers decreased from December 25, 1992 to December 31, 1993, due to weakness in the local economy as well as to negative consumer reaction to both a modest rate increase in the northern California systems and the restructuring of rates following re-regulation. However, the number of basic subscribers increased from December 31, 1993 to December 30, 1994 due to the extension of cable plant to pass incremental homes and potential new subscribers, marketing efforts, and broadly-defined customer retention efforts including ongoing attention to technical quality and customer service. The number of pay units in Registrant's California Cable Systems decreased from December 25, 1992 to December 30, 1994, primarily as a result of a weak local economy in southern California, although the number of pay units increased from the end of 1993 to the end of 1994 due to heavy promotional efforts and reduced promotional rates.

An audit and update of C-ML Cable's database of homes passed resulted in a reduction in the number of homes passed recorded by the Puerto Rico Systems from the end of 1992 to the end of 1993. However, the overall number of homes passed by the Puerto Rico Systems increased slightly from the end of 1993 to the end of 1994 due primarily to the extension of cable plant to pass incremental homes. The Puerto Rico Systems experienced a decrease in the number of basic subscribers from 1992 to 1993 primarily due to the loss of basic subscribers following the repackaging of the C-ML Cable Systems' rate structure in the third quarter of 1993 in response to re-regulation of the cable industry. However, the number of basic subscribers increased from the end of 1993 to the end of 1994. This is due to the extension of cable service to pass additional homes, as well as to an increased level of marketing during 1994. The number of pay units at the Puerto Rico Systems declined sharply from December 25, 1992 to December 30, 1994, primarily due to continuing industry-wide softness in subscriber demand for premium services and the lack of intense promotional campaigns in 1994, as well as to a severe drought that affected the San Juan economy in 1994.

Basic penetration was 62.1% and the pay-to-basic ratio 57.2% in Registrant's wholly-owned systems as of December 30, 1994. By comparison, industry sources estimate that the national average basic penetration rate was 64.2% and the national average pay-to-basic ratio was 74.0% as of December 30, 1994. The pay-to-basic ratio in Registrant's wholly-owned systems is lower than the industry average because most of Registrant's basic subscribers are located in areas where off-air reception of television signals is poor so customers subscribe largely for reception purposes, having lesser interest in premium services. Basic penetration was 42.5% and the pay-to-basic ratio 61.0% in the Puerto Rico Systems as of December 30, 1994. Average figures for Puerto Rico are not available from a reliable source.

As of December 30, 1994, Registrant operated two television stations in United States cities and seven radio stations in three cities in the United States and one city in San Juan, Puerto Rico. Each of Registrant's broadcast properties competes with numerous other outlets in its area, with the number of competing outlets varying from location to location. Stations are rated in each market versus competitors based on the number of viewers or listeners tuned to the various outlets in that market.

The information below briefly describes, for each station owned by Registrant, the number of competitors that each station faces in its market and the station's ranking in that market, where applicable.

Registrant's television station WREX-TV in Rockford, Illinois competes with three other television stations in the Rockford market according to Nielsen, an accepted industry source. According to Nielsen, the station was ranked number two in the market on a weekly sign-on to sign-off basis as of the industry-standard measurement period ending November, 1994.

Registrant's television station KATC-TV in Lafayette, Louisiana competes with two other television stations in the Lafayette market according to Nielsen. According to Nielsen, the station was ranked number two in the market on a weekly sign-on to sign-off basis as of the industry-standard measurement period ending November, 1994.

Registrant's radio station WQAL-FM in Cleveland, Ohio competes with approximately 25 other radio stations in the Cleveland market according to Arbitron, an accepted industry source. According to Arbitron, the station was ranked number nine in the market in terms of listeners 12+ as of the Fall, 1994 rating period.

Registrant's radio stations WEBE-FM and WICC-AM in Fairfield County, Connecticut compete with approximately 45 other radio stations in the Fairfield County market according to Arbitron. According to Arbitron, WEBE-FM was ranked number two in Fairfield County and WICC-AM was ranked number one in Bridgeport, Connecticut in terms of listeners 12+ as of the Fall, 1994 rating period.

Market rating information was not available from a reliable source for Registrant's radio stations in San Juan, Puerto Rico.

While reliable data is available from Arbitron for Registrant's radio stations in Anaheim, California, this information is not available to Registrant, as it does not subscribe to Arbitron or any other ratings service in the Anaheim market.

The above information on competition and ratings for Registrant's broadcast properties may give a distorted view of the success of, or competitive challenges to, each of the properties for a number of reasons. For example, the signals of stations listed as competitors may not be of equal strength throughout the market. In addition, the competitive threat posed by stations that serve essentially the same broadcast area is largely dependent upon factors (e.g., financial strength, format, programming, management, etc.) unknown to or outside the control of Registrant. Finally, rating information is segmented according to numerous demographic groups (e.g., listeners 12 +, women 25-34, etc.), some of which are considered more attractive than others by advertisers. Consequently, a station may be ranked highly for one group but not another, with strength in different groups having substantially different impacts on financial performance. For purposes of the discussion above, the most general type of rating was used.

Item 8.   Financial Statements and Supplementary Data

                    TABLE OF CONTENTS

                 ML Media Partners, L.P.

Independent Auditors' Report

Consolidated Balance Sheets as of December 30, 1994 and
December 31, 1993

Consolidated Statements of Operations for the years ended
December 30, 1994, December 31, 1993 and December 25, 1992

Consolidated Statements of Cash Flows for the years ended
December 30, 1994, December 31, 1993 and December 25, 1992

Consolidated Statements of Changes in Partners' Deficit for the years ended December 30, 1994, December 31, 1993 and December 25, 1992

Notes to the Consolidated Financial Statements for the years ended December 30, 1994, December 31, 1993 and
December 25, 1992

Schedule I - Condensed Financial Information of Registrant as of December 30, 1994, December 31, 1993 and December
25, 1992

Schedule II - Valuation and Qualifying Accounts as of
December 30, 1994, December 31, 1993 and December 25, 1992

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

ML Media Partners, L.P.:

We have audited the accompanying consolidated financial statements and the related financial statement schedules of ML Media Partners, L.P. (the "Partnership") and its affiliated entities, listed in the accompanying table of contents. These consolidated financial statements and financial statement schedules are the responsibility of the Partnership's general partner. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership and its affiliated entities at December 30, 1994 and December 31, 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 30, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, during the fourth quarter of 1994, Orange County, California filed for bankruptcy. At December 30, 1994 and December 31, 1993, the Partnership has a net receivable from Orange County, California relating to property tax refunds totaling approximately $1.7 million.

As discussed in Note 2 to the consolidated financial statements, the Partnership was in default under its WREX-KATC Loan as of December 30, 1994. As a result, the lenders could accelerate payment of the debt under the loan agreement and foreclose on the assets that collateralize that debt. The Partnership has therefore decided to market WREX and KATC for sale. The ultimate outcome of the Partnership's attempt to sell WREX and KATC cannot presently be determined. Accordingly, no adjustment that may result from the outcome of this matter has been made in the accompanying consolidated financial statements and financial statement schedules.

Also as discussed in Note 2 to the consolidated financial statements, the Partnership expects that it will be unable to meet the scheduled December 29, 1995 principal payment pursuant to the revised ML California Credit Agreement if the sale of the California Cable Systems is not consummated. No adjustment that may result from the outcome of this matter has been made in the accompanying consolidated financial statements and financial statement schedules.





/s/ Deloitte & Touche LLP
New York, New York

March 9, 1995

                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
           AS OF DECEMBER 30, 1994 AND DECEMBER 31, 1993

                               Notes       1994            1993
ASSETS:
Cash and cash equivalents        1,2     $ 26,682,289   $ 26,916,477
Short-term investments held
by agent                           1        6,000,000         -
Accounts receivable (net of
allowance for doubtful
accounts of $808,919 at
December 30, 1994 and
$677,188 at December 31,
1993)                            2,7       11,751,637      9,286,116
Prepaid expenses and
deferred charges (net of
accumulated amortization of
$7,782,985 at December 30,
1994, and $7,241,088 at
December 31, 1993)                 1        3,640,813      4,399,276
Property, plant and
equipment(net of accumulated
depreciation of $120,556,173
at December 30, 1994 and
$104,955,637 at December 31,
1993)                            1,4       85,053,152     92,400,494
Intangible assets (net
of accumulated amortization
of $122,438,628 at December
30, 1994 and $111,069,407 at
December 31, 1993)               1,5      102,344,420    111,146,204
Other assets                      10        2,858,047      5,703,370
TOTAL ASSETS                     2,6     $238,330,358   $249,851,937

LIABILITIES AND PARTNERS'
DEFICIT:
Liabilities:
Borrowings                    2,6,11     $218,170,968   $232,568,349
Accounts payable and
accrued liabilities                7       34,522,652     29,989,412
Subscriber advance payments                 1,895,400      2,102,082
Total Liabilities                         254,589,020    264,659,843

(Continued on the following page)

                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
           AS OF DECEMBER 30, 1994 AND DECEMBER 31, 1993
                            (continued)

                             Notes        1994            1993
Commitments and
Contingencies                 2,8

Partners' Deficit:
General Partner:
Capital contributions, net
  of offering expenses          1         1,708,299        1,708,299
Cumulative loss                         (1,807,968)      (1,793,460)
                                           (99,669)         (85,161)

Limited Partners:
Capital contributions, net
  of offering expenses
  (187,994 Units of Limited
  Partnership Interest)         1       169,121,150      169,121,150
Tax allowance cash
  distribution                          (6,291,459)      (6,291,459)
Cumulative loss                       (178,988,684)    (177,552,436)
                                       (16,158,993)     (14,722,745)
Total Partners' Deficit                (16,258,662)     (14,807,906)
TOTAL LIABILITIES AND
PARTNERS' DEFICIT                     $ 238,330,358    $ 249,851,937



See Notes to Consolidated Financial Statements.

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE YEARS ENDED DECEMBER 30, 1994, DECEMBER 31, 1993
                        AND DECEMBER 25, 1992

                   Notes        1994          1993           1992
REVENUES:
Operating revenue     1     $105,910,208   $100,401,671   $100,443,967

Interest                         192,875        147,466        158,738
Gain on sale of
assets               3          122,154      4,988,390          -
Total revenues              106,225,237    105,537,527    100,602,705

COSTS AND
EXPENSES:
Property opera-
ting                14       38,764,954     33,764,437     36,301,114
General and
administrative     2,7,8     20,907,542     20,003,401     22,703,107
Depreciation and
amortization       1,4,5     30,180,011     31,419,885     31,516,609
Interest expense      6      16,046,700     17,500,965     23,437,581
Management fees       7       1,591,831      1,591,831      1,629,882
Other                           184,955        179,455        190,182
Loss on sale of
Universal            3                -              -      6,399,000
Total costs and
expenses                    107,675,993    104,459,974    122,177,475

(Loss) Income
before provision
for income taxes
and extraordinary
item
                            (1,450,756)      1,077,553   (21,574,770)



(Continued on the following page)

                      ML MEDIA PARTNERS, L.P.
               CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE YEARS ENDED DECEMBER 30, 1994, DECEMBER 31, 1993
                       AND DECEMBER 25, 1992
                            (continued)

                   Notes       1994           1993           1992
Provision for
income taxes-
Wincom             1,12               -        190,000              -

(Loss) Income
before
extraordinary
item                        (1,450,756)        887,553   (21,574,770)

Extraordinary
item-gain on
extinguishment
of debt              3                -        489,787     12,294,000

NET (LOSS) INCOME           $ (1,450,756) $  1,377,340  $ (9,280,770)


Per Unit of Limited
Partnership Interest:

(Loss) Income
before extra-
ordinary item             $     (7.64)     $      4.67   $   (113.61)
Extraordinary
item                                 -            2.58          64.74

NET (LOSS) INCOME          $     (7.64)     $      7.25   $    (48.87)

Number of Units                 187,994         187,994        187,994



See Notes to Consolidated Financial Statements.

                      ML MEDIA PARTNERS, L.P.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 30, 1994, DECEMBER 31, 1993
                       AND DECEMBER 25, 1992

                             1994           1993           1992
Cash flows from
operating activities:
Net (loss) income        $(1,450,756)     $ 1,377,340  $ (9,280,770)

Adjustments to
reconcile
  net (loss) income to
  net cash provided by
  operating activities:
Depreciation and
  amortization            30,180,011       31,419,885     31,516,609
Bad debt expense             319,392          327,194        292,141
Equity in earnings of
  joint venture                    -        (143,582)       (26,028)
Loss on sale of
  Universal                        -                -      6,399,000
Gain on extinguishment
  of debt                          -        (489,787)   (12,294,000)
Gain on sale of assets     (122,154)      (4,988,390)              -
Change in operating
 assets and
liabilities:
Increase in short-term
  investments held by
  agent                  (6,000,000)                -              -
(Increase)/decrease in
  accounts receivable    (2,451,478)      (2,733,479)        446,295
Decrease/(increase) in
  prepaid expenses and
  deferred charges           272,316      (1,471,007)          4,588
Decrease/(increase) in
  other assets              (94,528)        (171,090)        219,336
Increase in accounts
  payable and accrued
  liabilities              4,443,739          193,632        611,859
(Decrease)/Increase in
  subscriber advance
  payments                 (206,682)          172,655         91,062


(Continued on the following page)

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE YEARS ENDED DECEMBER 30, 1994, DECEMBER 31, 1993
                        AND DECEMBER 25, 1992
                             (continued)

                            1994           1993            1992
Net cash provided by
  operating              24,889,860       23,493,371      17,980,092
activities

Cash flows from
investing activities:

Proceeds from sale of
  assets                    243,142        7,447,854               -

Purchase of property,
  plant and equipment  (10,688,588)     (10,205,727)    (10,044,019)

Intangible assets         (281,221)        (322,723)       (335,581)

Net cash used in
investing activities   (10,726,667)     ( 3,080,596)    (10,379,600)

Cash flows from
  financing
activities:
Principal payments on
  bank loans           (14,397,381)     (14,874,901)     (9,125,974)
Proceeds from
  borrowings                      -        1,448,505      11,279,969
Net cash (used in)
  provided by
  financing            (14,397,381)     (13,426,396)       2,153,995
activities

Net increase in cash
  and cash                (234,188)        6,986,379       9,754,487
equivalents
Cash and cash
  equivalents at the
  beginning of year      26,916,477       19,930,098      10,175,611
Cash and cash
  equivalents at end
  of year              $ 26,682,289     $ 26,916,477    $ 19,930,098


Cash paid for          $ 15,388,775     $ 17,246,267    $ 21,070,472
interest


Supplemental Disclosure of Non-Cash Investing and Financing
Activities:

Borrowings and related liabilities of approximately $43,400,000 were fully discharged related to the disposition of the Universal
Cable Systems as of December 25, 1992. See Note 3 for additional information.

Property, plant and equipment of approximately $696,000, $1,067,000 and $1,094,000 was acquired but not paid for as of December 30, 1994, December 31, 1993 and December 25, 1992, respectively.



See Notes to Consolidated Financial Statements.

                      ML MEDIA PARTNERS, L.P.
      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
      FOR THE YEARS ENDED DECEMBER 30, 1994, DECEMBER 25, 1992
                       AND DECEMBER 27, 1991

                          General        Limited
                          Partner        Partners         Total
Balance, December 27,
  1991                   $   (6,126)   $ (6,898,350)   $ (6,904,476)

1992:

   Net Loss                 (92,808)     (9,187,962)     (9,280,770)

Partners' Deficit at
  December 25, 1992         (98,934)    (16,086,312)    (16,185,246)

1993:

   Net Income                 13,773       1,363,567       1,377,340

Partners' Deficit at
  December 31, 1993      $  (85,161)   $(14,722,745)   $(14,807,906)

1994:

   Net Loss                 (14,508)     (1,436,248)     (1,450,756)

Partners' Deficit at
December 30, 1994        $  (99,669)   $(16,158,993)   $(16,258,662)





See Notes to Consolidated Financial Statements.

                     ML MEDIA PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE YEARS ENDED DECEMBER 30, 1994, DECEMBER 31, 1993 AND
                        DECEMBER 25, 1992


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

As of December 30, 1994, the Partnership's investments consisted of a 50% interest in Century - ML Cable Venture (the "Revised Venture") which owns an FM and AM radio station combination (WFID-FM and WUNO-AM, respectively) and a background music service in San Juan, Puerto Rico and, through its wholly-owned subsidiary corporation, Century-ML Cable Corporation ("C-ML Cable"), operates two cable television systems in Puerto Rico (the "Puerto Rico Systems"); four cable television systems in California ("California Cable" or the "California Systems"); two VHF television stations (KATC located in Lafayette, Louisiana and WREX located in Rockford, Illinois); an FM (WEBE-FM) and AM (WICC-
AM) radio station combination in Bridgeport, Connecticut; an FM and AM radio station combination in Anaheim, California (KEZY-FM and KORG-AM, respectively) and Wincom Broadcasting Corporation ("Wincom"), a corporation that owns an FM radio station in Cleveland, Ohio (WQAL-FM).

Certain reclassifications were made to the 1993 financial statements to conform with the current period's presentation.

Basis of Accounting and Fiscal Year

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes. Pursuant to generally accepted accounting principles, the Partnership recognizes revenue as various services are provided. The Partnership consolidates its 100% interest in Wincom; its 99.999% interests in ML California Associates, KATC Associates, WREX Associates, WEBE Associates, WICC Associates and Anaheim Radio Associates; and its pro rata 50% interest in the Revised Venture, which effective January 1, 1994 also includes the operations of C-ML Radio. The Partnership also consolidated its 100% interest in Universal Cable Holdings, Inc. ("Universal") prior to its sale in July, 1992. See Note 3 for information regarding the sale of Universal. All intercompany accounts have been eliminated.

The fiscal year of the Partnership ends on the last Friday of each calendar year.

Short-term investments held by agent

Short-term investments held by agent represents investments with maturities of less than 30 days.

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

Intangible Assets and Deferred Charges

Intangible assets and deferred charges are being amortized on a straight-line basis over various periods as follows:


     Goodwill                 40 years
     Franchise                life of the franchise
     Other Intangibles        various
     Deferred Costs           4-10 years


Asset Impairment

The Partnership assesses the impairment of assets on a regular basis or immediately upon the occurrence of a significant event in the marketplace or an event that directly impacts its assets. The methodology varies depending on the type of asset but typically consists of comparing the net book value of the asset to either: 1) the undiscounted expected future cash flows generated by the asset, and/or 2) the current market values obtained from industry sources.

If the net book value of a particular asset is materially higher than the estimated net realizable value, and the asset is considered to be permanently impaired, the Partnership will write down the net book value of the asset accordingly; however, the Partnership may not write its assets down to a value below the asset-related non-recourse debt. The Partnership relies on industry sources and its experience in the particular marketplace to determine whether an asset impairment is other than temporary.

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

Revenue Recognition

Operating revenue, as it relates to the cable television systems, includes earned subscriber service revenues and charges for installation and connections. Subscriber services paid for in advance are recorded as income when earned. Operating revenue, as it relates to the radio broadcasting properties is net of commissions paid to advertising agencies.

Franchise Fees

In September 1993, as a result of recently enacted cable regulation legislation which allows for the direct pass through of franchise fees to subscribers, California Cable changed its policy for accounting for franchise fees billed to subscribers and paid to various franchising authorities. Such amounts are now recorded in a balance sheet account with no effect on its results of operations.

Prior to September 1993, for certain of its franchises, California Cable factored franchise fees into the amounts billed to subscribers and recorded such amounts as revenues on the accrual basis. For these franchises, amounts paid to franchising authorities were recorded as expenses on the accrual basis. Franchise fee expense recorded by California Cable during 1993 and 1992 amounted to approximately $1,192,000 and $837,000 respectively. These amounts approximate the franchise fees which were billed to subscribers and included in revenues in those years.

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

Statement of Financial Accounting Standards No. 112

Effective January 1, 1994, the Partnership adopted Statement on Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). This pronouncement establishes accounting standards for employers who provide benefits to former or inactive employees after employment, but before retirement. These benefits include, but are not limited to, salary-continuation, disability related benefits including workers' compensation, and continuation of health care and life insurance benefits. The statement requires employers to accrue the obligations associated with service rendered to date for employee benefits accumulated or vested where payment is probable and can be reasonably estimated. The effect of the adoption of SFAS No. 112 was not material to the Partnership's financial position or results of operations as of and for the year ending December 30, 1994.

Interest Rate Exchange Agreements

The differential to be paid or received on interest rate exchange agreements is accrued and recognized over the life of the agreements.

The Partnership was exposed to credit loss in the event of non-performance by the other parties to interest rate exchange agreements in connection with the Revised ML California Credit Agreement during 1993 and the WREX-KATC Loan during 1992; however these interest rate exchange agreements expired during 1993 and 1992, respectively.

Statements of Cash Flows

Short-term investments held by the Partnership which have an original maturity of ninety days or less are considered cash equivalents.

2.   LIQUIDITY

The Partnership's ongoing cash needs will be to fund debt service, capital expenditures and working capital needs.

As of December 30, 1994, the Partnership had $26,682,289 in cash and cash equivalents, of which $22,115,559 was limited for use at the operating level and the remaining $4,566,730 was the Partnership's working capital.

As of December 31, 1993, the Partnership had $26,916,477 in cash and cash equivalents, of which $22,479,254 was limited for use at the operating level and the remaining $4,437,223 was the Partnership's working capital.

On November 28, 1994, the Partnership entered into an agreement to sell substantially all of the assets used in the operations of the Partnership's California Cable Systems subject to numerous conditions to closing (see below).

California Cable

On November 28, 1994, the Partnership entered into an agreement (the "Asset Purchase Agreement") with Century Communications Corp. ("Century") to sell to Century substantially all of the assets used in the operations of the Partnership's California Cable Systems serving the Anaheim, Hermosa Beach/Manhattan Beach, Rohnert Park/Yountville and Fairfield communities. The base purchase price for the systems will be $286 million, subject to reduction by an amount equal to 11 times the amount by which the operating cash flow of the systems (as adjusted in accordance with the Asset Purchase Agreement) is less than $26 million for the 12-month period prior to the closing, and subject to further adjustment as provided in the Asset Purchase Agreement. In addition, the Partnership has the right to terminate the Asset Purchase Agreement if the purchase price would be less than $260 million based on the formula described above. Consummation of the transactions provided for in the Asset Purchase Agreement is subject to the satisfaction of certain conditions, including obtaining approvals from the Federal Communications Commission and the municipal authorities issuing the franchises for the systems.

As of September 30, 1994 and December 30, 1994, due in part to the negative impact of rate-reregulation on the operations of the California Cable Systems, the Partnership was in default of certain financial covenants contained in the revised ML California Credit Agreement. In addition, as of December 30, 1994, the Partnership expected to be unable to meet during 1995 the principal payment requirements then contained in the revised ML California Credit Agreement. These defaults were cured during the first quarter of 1995.

Effective February 23, 1995, the Partnership and the banks entered into a first amendment (the "First Amendment") to the revised ML California Credit Agreement that provided for reduced principal payments and less restrictive covenants during the first three quarters of 1995. In exchange, the Partnership paid an amendment fee of $322,969 to the banks and agreed to allow the banks to charge a higher interest rate on outstanding borrowings under the revised ML California Credit Agreement. (A further fee will be due to the lenders if the sale of the California Cable Systems is not consummated prior to December 29, 1995.) Certain other terms of the revised ML California Credit Agreement were also affected by the First Amendment.

The Partnership currently expects that it will be able to remain in compliance with the terms of the revised ML California Credit Agreement, as amended by the First Amendment, until December 29, 1995, during which period the Partnership would seek to consummate the sale of the California Cable Systems to Century. The Partnership currently expects that if the sale of the California Cable Systems is not consummated prior to December 29, 1995, the Partnership will be unable to meet the scheduled December 29, 1995 principal payment due to the banks pursuant to the revised ML California Credit Agreement, as amended by the First Amendment.

The California Cable Systems filed property tax assessment appeals with various counties in California related to changes in the methods used by assessors to value tangible property and possessory interests. The revised methods had significantly increased property taxes since they included values attributed to what the California Systems believed to be nontaxable, intangible assets. These appeals covered the tax years from 1987 to present.

In December 1993, the California Cable Systems received a favorable decision with respect to a property tax appeal filed with one county served by the California Cable Systems. The county had the right to appeal the decision for a period of six months. This period expired without appeal during the second quarter of 1994. Also in December of 1993, the California Cable Systems reached a favorable agreement in principle with a second county served by the California Cable Systems where an appeal relating to property taxes had also been filed. During 1994, the California Cable Systems executed a settlement agreement and finalized assessed property values with, and received a refund of approximately $700,000 from, this second county. In part as a result of these developments, the California Cable Systems continue to be entitled to receive tax refunds. On December 31, 1993 the Partnership reduced by approximately $2.2 million the general and administrative expense of California Cable in order to account for these tax refunds. During the fourth quarter of 1994, Orange County, California, in which a significant percentage of the California Cable systems are located, filed for bankruptcy. At December 30, 1994 and December 31, 1993, the net property tax refund receivable from Orange County was approximately $1.7 million. The Partnership ultimately expects to file a claim for such property tax refunds for approximately $2.8 million.

At December 30, 1994, the Partnership had funds in an escrow account totalling $785,731, which funds were included in other assets on the accompanying consolidated balance sheets. The funds were deposited in such account in accordance with the Partnership's agreement with Cable Telecommunications Joint Powers Agency ("CTJPA") to be held for the benefit of CTJPA's subscribers pending determination of the Partnership's potential need to make refunds to the subscribers in connection with rate re-regulation.

In the first quarter of 1995, the Partnership was required to deposit $680,000 in another escrow account pursuant to an agreement with the City of Fairfield, California to be held for the benefit of the City of Fairfield's subscribers pending determination of the Partnership's potential need to make refunds to the subscribers in connection with rate re-regulation. The General Partner currently believes that under the FCC's existing decisions, the most material issues in the Partnership's rate cases should ultimately be decided in a manner predominantly favorable to the Partnership.

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

On February 23, 1995 and March 6, 1995, the Partnership entered into non-binding letters of intent to sell WREX and KATC, respectively. The sales of WREX and KATC are subject to negotiation of definitive purchase and sale agreements and numerous other conditions. The ultimate transfers of the licenses of WREX and KATC to potential buyers will also be subject to the prior approval of the FCC.

During 1994, 1993 and 1992, the Partnership defaulted on the majority of its quarterly principal payments due under its WREX-KATC Loan. As of December 30, 1994, WREX-KATC was in default of $5,632,993 in principal, after giving effect to $867,007 in payments made during 1993 and 1994 from cash generated by the operations of WREX and KATC. The Partnership is not in default of any regularly scheduled interest payments under the WREX-KATC Loan and is contesting certain nominal default rate interest charges. In addition, as of December 28, 1990 and continuing through December 30, 1994, the Partnership was in default of financial covenants under its WREX-KATC Loan. The lender granted waivers for the defaults as of December 28, 1990. However, the lender has not granted waivers for any subsequent defaults. As required by the terms of the WREX-KATC Loan, subsequent to entering into the WREX-KATC Loan in 1989, the Partnership advanced a total of $1.0 million to WREX-KATC, including $10,000 in 1993.

The Partnership expects to experience future payment and covenant defaults under the WREX-KATC Loan. The Partnership sought unsuccessfully to restructure the WREX-KATC Loan and, as discussed above, decided to sell WREX and KATC. The Partnership does not intend to, nor is it obligated to, advance any further working capital to WREX and KATC. The lender to WREX-KATC has informed the Partnership that it reserves all of its rights and remedies under the WREX-KATC Loan agreement, including the right to accelerate the maturity of the indebtedness under the WREX-KATC Loan and to foreclose on, or otherwise force a sale of, the assets of WREX and KATC (but not the other assets of the Partnership). Borrowings under the WREX-KATC Loan are nonrecourse to the Partnership.

WINCOM-WEBE-WICC

The Partnership was in compliance with all terms of its Wincom-
WEBE-WICC Loan and the Restructuring Agreement at December 30,
1994.

Impact of Cable Legislation and Regulation

The future liquidity of the Partnership's cable operations, California Cable and C-ML Cable, is likely to be negatively affected by recent and ongoing changes in legislation and regulation governing the cable industry. The potential impact of such legislation and regulation on the Partnership is described below.

On October 5, 1992, Congress overrode the President's veto of the Cable Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") which imposed significant new regulations on the cable television industry. The 1992 Cable Act required the development of detailed regulations and other guidelines by the Federal Communications Commission ("FCC"), most of which have now been adopted but remain subject to petitions for reconsideration before the FCC and/or court of appeals.

Rate Regulation

The 1992 Cable Act completely supplanted the rate regulation provisions of the 1984 Cable Act. The 1992 Act establishes that rate regulation applies to rates charged for the basic tier of service by any cable system not subject to "effective competition," which is, in turn, deemed to exist if (1) fewer than 30 percent of the households in the service area subscribe to the system, (2) at least 50 percent of the households in the franchise area are served by two multichannel video programming distributors and at least 15 percent of the households in the franchise area subscribe to the additional operator, or (3) a franchising authority for that franchise area itself serves as a multichannel video programming distributor offering service to at least 50 percent of the households in the franchise area. Under this new statutory definition, the Partnership's systems, like most cable systems in most areas, are not presently subject to effective competition. The basic tier must include all signals required to be carried under the 1992 Cable Act's mandatory carriage provisions, all PEG channels required by the franchise, and all broadcast signals other than "superstations."

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

On February 22, 1994, the FCC adopted a series of additional measures that expanded and substantially altered its cable rate regulations. The FCC's major actions included the following:
(1) a modification of its benchmark methodology in a way which effectively required cable rates to be reduced, on average, an additional 7% (i.e., beyond the 10% reduction previously ordered in 1993) from their September 30, 1992 level, or to the new benchmark, whichever is less; (2) the issuance of new standards and requirements to be used in making cost-of-service showings by cable operators who seek to justify rates above the levels determined by the benchmark approach; and (3) the clarification and/or reaffirmation of a number of "going forward" issues that had been the subject of various petitions for reconsideration of its May 3, 1993 Rate Order.

In deciding to substantially revise its benchmark methodology for regulated cable rates, the FCC actually created two benchmark systems. Thus, whereas the modified rate regulations adopted on February 22, 1994 became effective as of May 15, 1994, regulated rates in effect before that date continue to be governed by the old benchmark system.

Under the FCC's revised benchmark regulations, systems not facing "effective competition" that have become subject to regulation will be required to set their rates at a level equal to their September 30, 1992 rates minus a revised "competitive differential" of 17 percent (a "differential" which, as noted, was set at 10 percent in the FCC's May 1993 Rate Order). Cable operators who seek to charge rates higher than those produced by applying the competitive differential may elect to invoke new cost-of-service procedures (discussed below).

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

In its May 1993 Rate Order the FCC exempted from rate regulation the price of packages of "a la carte" channels if certain conditions were met. Upon reconsideration, however, the FCC on February 22, 1994 effectively tightened its regulatory treatment of "a la carte" packages by establishing more elaborate criteria designed to ensure that such practices are not employed so as to unduly evade rate regulation. When assessing the appropriate regulatory treatment of "a la carte" packages, the FCC stated it would consider, inter alia, the following factors as possibly suggesting that such packages do not qualify for non-regulated treatment: whether the introduction of the package avoids a rate reduction that otherwise would have been required under the FCC's rules; whether an entire regulated tier has been eliminated and turned into an "a la carte" package; whether a significant number or percentage of the "a la carte" channels were removed from a regulated service tier; whether the package price is deeply discounted when compared to the price of an individual channel; and whether the subscriber must pay significant equipment or other charges to purchase an individual channel in the package. In addition, the FCC would consider factors that will reflect in favor of non-regulated treatment such as whether the channels in the package have traditionally been offered on an "a la carte" basis or whether the subscriber is able to select the channels that comprise the "a la carte" package. "A la carte" packages which are found to evade rate regulation rather than enhance subscriber choice would be treated as regulated tiers, and operators engaging in such practices may be subject to forfeitures or other sanctions by the FCC.

In another action, the FCC adopted a methodology for determining rates when channels are added to or deleted from regulated tiers and announced that it will treat programming costs as external costs and that operators may recover the full amount of programming expenses associated with added channels. Operators may also recover a mark-up on their programming expenses. These adjustments and calculations are to be made on a new FCC form.

On November 10, 1994, the FCC adopted new "going forward" rules and further tightened its regulation of a la carte packages. These new rules allow operators to pass through the costs, plus a 20 cent per channel mark-up, for channels newly added to regulated tiers. Through 1996, however, operators will be subject to an aggregate of $1.50 cap on the amount they may increase cable program service tier rates due to channel additions. The FCC also established a "new products tier" intended to provide operators unregulated pricing and packaging flexibility, particularly for newer services, so long as they preserve the fundamental nature of their preexisting regulated tiers. Outside of the "new products" approach, however, the Commission reversed its approach to a la carte packages and ruled that all (non-premium) packages of services -- even if also available on an a la carte basis -- would be treated as a regulated tier.

Several cable industry interests have challenged or announced that they will challenge these and other rate regulation decisions of the FCC in a federal court of appeals. The Partnership is unable to predict the timing or outcome of any such appeals.

In a separate action on February 22, 1994, the FCC adopted interim rules to govern cost of service proceedings initiated by cable operators. Operators who elect to pursue cost of service proceedings will have their rates based on their allowable costs, in a proceeding based on principles similar to those that govern cost-based rate regulation of telephone companies. Under this methodology, cable operators may recover, through the rates they charge for regulated cable service, their normal operating expenses and a reasonable return on investment. The FCC has, for these purposes, established an interim industry-wide rate of return of 11.25%. It has also determined that acquisition costs above book value are presumptively excluded from the rate base.
At the same time, certain intangible, above-book costs, such as start-up losses (limited to losses actually incurred during a two-year start-up period) and the costs of obtaining franchise rights and some start-up organizational costs such as customer lists, may be allowed. There are no threshold requirements limiting the cable systems eligible for a cost of service showing, except that, once rates have been set pursuant to a cost of service approach, cable operators may not file a new cost of service showing to justify new rates for a period of two years. Finally, the FCC notes that it will, in certain individual cases, consider a special hardship showing (or the need for special rate relief) where an operator demonstrates that the rates set by a cost of service proceeding would constitute confiscation of investment and that some higher rate would not represent exploitation of customers. In considering whether to grant such a request, the FCC emphasizes that, among other things, it would examine the overall financial condition of the operator and whether there is a realistic threat of termination of service. These interim rules remain the subject of both a further FCC rulemaking and a pending appeal in the U.S. Court of Appeals for the D.C. Circuit.

The Partnership is currently unable to assess the full impact of the FCC's further rate regulation decisions and the 1992 Cable Act generally upon its business prospects or future financial results. However, the rate reductions mandated by the FCC in May of 1993 and February of 1994 have had, and will most likely continue to have, a detrimental impact on the revenues and profits on the Partnership's cable television operations. Although the impact of the 1992 Cable Act and the recent FCC actions cannot yet be ascertained precisely, once fully implemented, certain aspects of the new law may have an additional negative impact on the financial condition, liquidity, and value of the Partnership. The rate reductions and limits on the pricing of a-la-carte tiers are principally responsible for the occurrence of since-cured and possible future defaults under the revised ML California Credit Agreement.

In addition, the Partnership is currently unable to determine the impact of the February 22, 1994 FCC action and previous FCC actions on its ability to consummate the sale of the California Cable Systems or the potential timing and ultimate value of such sale. However, as discussed below, the FCC actions have had, and will have, a detrimental impact on the revenues and profits of the California Cable Systems.

As an example of the effects of the 1992 Cable Act, in complying with the benchmark regulatory scheme without considering the effect of any future potential cost-of-service showing, the Partnership's California Cable Systems, on a franchise by franchise basis, were required to reduce present combined basic service rates (broadcast tier and satellite service tier) effective September 1, 1993, and again effective July 14, 1994. In addition, pursuant to the 1992 Cable Act, revenue from secondary outlets and from remote control units was eliminated or reduced significantly. At that time, the Partnership began instituting charges for converters, as permitted by the 1992 Cable Act, offering programming services on an a-la-carte basis, which services are not subject to rate regulation, and aggressively marketing unregulated premium services to those subscribers benefiting from decreased basic rates. Despite the institution of these actions by the California Cable Systems, the May, 1993 and February, 1994 rate regulations enacted pursuant to the 1992 Cable Act had a detrimental impact on the revenues and profits of the California Cable Systems. For example, in 1994 the revenues of the California Cable Systems decreased slightly compared to 1993 after having increased in every previous year. Any limits imposed by the FCC on a-la-carte pricing will have a further detrimental impact on the revenues and profits of the California Cable Systems.

The Partnership is currently unable to ascertain the full impact of the February 22, 1994 FCC action and previous FCC actions on the C-ML Cable Systems. While the impact of a September 1, 1993 rate and tier restructuring to comply with the 1992 Cable Act did not have a significant negative impact on the revenues and profits of C-ML Cable, the February 22, 1994 FCC action had a detrimental impact on the revenues and profits on C-ML Cable.
For example, while the revenues of the C-ML Cable systems increased in 1994 compared to 1993, the increase in revenues of the C-ML Cable Systems was lower than in previous years.
However, the Partnership does not presently anticipate that this reduced rate of revenue growth will result in any defaults under the C-ML Notes or the C-ML Revolving Credit Agreement during 1995. There were no defaults under the C-ML Notes or the C-ML Revolving Credit Agreement at December 30, 1994.

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

As of December 30, 1994, KATC and WREX represented approximately
9.7% of the consolidated assets of the Partnership and approximately 10.9% of the consolidated operating revenue.

3.   DISPOSITION OF ASSETS

Wincom

On April 30, 1993, WIN Communications of Indiana, Inc., a 100%- owned subsidiary of Wincom, entered into an Asset Purchase Agreement to sell substantially all of the assets of WCKN-AM/WRZX-FM, Indianapolis, Indiana (the "Indianapolis Stations") to Broadcast Alchemy, L.P.("Alchemy") for gross proceeds of $7 million. Alchemy is not affiliated with the Partnership. The proposed sale was subject to approval by the FCC, which granted its approval on September 22, 1993. On October 1, 1993, the date of the sale of the Indianapolis Stations, the net proceeds from such sale, which totalled approximately $6.1 million, were remitted to Chemical Bank, as required by the terms of the Restructuring Agreement, to reduce the outstanding principal amount of the Series B Term Loan due Chemical Bank. In addition, certain additional amounts from the gross proceeds from the sale of the Indianapolis Stations, including an escrow deposit of $250,000, will be paid to Chemical Bank. The Partnership recognized a gain of approximately $4.7 million on the sale of the Indianapolis Stations. In addition, the Partnership recognized an extraordinary gain of approximately $0.5 million as a result of the remittance to Chemical Bank of the approximately $6.1 million net proceeds to reduce the outstanding principal amount of the Series B Term Loan and the simultaneous forgiveness of the entire Series C Term Loan due Chemical Bank pursuant to the Restructuring Agreement (see Note 6). The remaining portion of the forgiveness of the Series C Note will be amortized against interest expense over the remaining life of the loan. As of October 1, 1993 (the date of the sale), the Indianapolis Stations represented approximately 1% of the consolidated assets of the Partnership. In addition, for the year ended December 31, 1993, the Indianapolis Stations represented approximately 1% of the consolidated operating revenues of the Partnership.

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

4.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                December 30,    December 31,
                                      1994            1993
     Land and Improvements      $   5,632,210    $   5,087,438


     Buildings                     11,320,418       10,827,637

     Cable Distribution
     Systems  and Equipment       185,566,436      178,332,482

     Other                          3,090,261        3,108,574
                                  205,609,325      197,356,131

     Less accumulated           (120,556,173)    (104,955,637)
     depreciation

     Property, plant and
     equipment, net             $  85,053,152    $  92,400,494



5.   INTANGIBLE ASSETS

Intangible assets consisted of the following:

                                December 30,    December 31,
                                      1994            1993
     Goodwill                   $  83,429,567    $  81,091,611

     Franchises                   115,497,842      115,268,361
     FCC Broadcast Licenses         4,746,304        4,746,304
     Network Affiliation           10,892,168       10,892,168
     Contracts
     Other                         10,217,167       10,217,167
                                  224,783,048      222,215,611

     Less accumulated           (122,438,628)    (111,069,407)
     amortization

     Intangible assets, net     $ 102,344,420    $ 111,146,204



6.   BORROWINGS

At December 30, 1994 and December 31, 1993, the aggregate amount of borrowings as reflected on the balance sheet of the Partnership is as follows:

                                 December 30,     December 31,
                                       1994             1993
  A)C-ML Notes/C-ML Credit
     Agreement                    $ 50,000,000     $ 50,000,000
  B)Revised ML California
     Credit Agreement              129,187,500       141,375,000
  C)WREX-KATC Loan                  23,382,993       23,467,873
  D)Restructuring
     Agreement/Wincom-WEBE-WICC
     Loan                           15,600,475       17,725,476

         TOTAL                    $218,170,968     $232,568,349


A) On December 31, 1992, obligations under the C-ML Credit Agreement were fully repaid with the proceeds of a $100 million offering of Senior Secured Notes (the "C-ML Notes"), which were purchased by institutional lenders. The terms of the C-ML Notes provided for lower debt service payments in the short-term than the C-ML Credit Agreement, due to the lack of mandatory principal payments. Borrowings under the C-ML Notes bear semi-annual interest at a fixed annual rate of 9.47% with annual principal payments of $20 million payable beginning November 30, 1998 and the final principal payment due November 30, 2002. The C-ML Notes require that C-ML Cable maintain certain ratios such as debt to operating cash flow, interest expense coverage and debt service coverage and restricts such items as cash distributions and certain additional indebtedness. In addition, on December 1, 1992, C-ML Cable entered into a $20.0 million revolving credit agreement (the "C-ML Revolving Credit Agreement") with Citibank, N.A. to provide C-ML Cable future flexibility for cable system expansion, capital expenditures, working capital needs of C-ML Cable and payment of certain liabilities, including management fee obligations accrued in prior years payable to Century (see Note 10). Borrowings under the C-ML Notes and the C-ML Revolving Credit Agreement are nonrecourse to the Partnership and are collateralized with substantially all of the Venture's interest in the Puerto Rico Systems, as well as by all of the assets of the Venture, the Venture's interest in C-ML Cable, and all of the assets of C-ML Radio.

     On September 30, 1993, C-ML Cable entered into an amendment to the C-ML Revolving Credit Agreement whereby the Termination Date (the date upon which all revolving credit borrowings outstanding under the C-ML Revolving Credit Agreement are converted into a term loan) was extended from September 30, 1993 to December 15, 1993. Effective December 15, 1993, C-ML Cable entered into a second amendment to the C-ML Revolving Credit Agreement whereby the debt facility was converted into a reducing revolving credit with a final maturity of December 31, 1998. Beginning December 31, 1993, the amount of borrowing availability under the C-ML Revolving Credit Agreement is reduced quarterly each year. Outstanding amounts under the debt facility may be prepaid at any time subject to certain conditions. As of December 30, 1994, there were no borrowings outstanding under the C-ML Revolving Credit Agreement. As of December 30, 1994, outstanding borrowings under the C-ML Notes totaled $100 million, of which $50 million is reflected on the Partnership's balance sheet (see Note 10). In 1992, the effective interest rate on the old C-ML Credit Agreement was approximately 6.3%.

B) On May 15, 1990, the Partnership entered into a $160 million Amended and Restated Credit Agreement (the "Revised ML California Credit Agreement") with a group of banks led by Bank of America National Trust and Savings Association ("B of A"). The original ML California Credit Agreement was amended to allow the Partnership to borrow up to $160 million, if certain operating levels outlined in the Revised ML California Credit Agreement were met by the California Media Operations (see below), with the proceeds used to: refinance all outstanding borrowings under the $115 million original ML California Credit Agreement; repay all outstanding borrowings under the $16.5 million Anaheim Radio Loan; repay working capital advances to the Partnership; and pay various refinancing expenses. Upon repayment from the proceeds of the Revised ML California Credit Agreement, the Anaheim Radio Loan was canceled. An additional $13.0 million was borrowed during 1991 and 1992. The Revised ML California Credit Agreement was structured as a revolving credit facility through September 30, 1992, at which time all outstanding borrowings under the facility, totalling $150 million, were converted to a term loan that is scheduled to fully amortize by September 30, 1999. As a result, since October 1, 1992, the operations of the California Systems and the Anaheim Radio Stations (collectively, the "California Media Operations") have been prohibited from borrowing additional amounts under the Revised ML California Credit Agreement.

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

     Borrowings under the Revised ML California Credit Agreement originally bore interest at an annual rate equal to, at the Partnership's option, either B of A's Reference Rate or an Offshore Rate plus the Applicable Margin, as defined, which ranged from .75% to 1.50% in the case of Reference Rate Loans and from 1.25% to 2.50% in the case of Offshore Rate Loans, depending on the Funded Debt Ratio of the California Media Operations. On May 15, 1990, in an effort to reduce its exposure to upward fluctuations in interest rates, and as required by the terms of the Revised ML California Credit Agreement, the Partnership entered into two three-year interest rate exchange agreements totalling $100 million, which expired during 1993. Of this amount, $80 million was swapped at a fixed rate of 8.82% per annum and $20 million was swapped at a fixed rate of 9.04% per annum. During the terms of those swaps, all borrowings in excess of the $100 million that were subject to the revised ML California Credit Agreement bore interest at floating market interest rates as outlined above. All borrowings under the Revised ML California Credit Agreement currently bear interest at floating rates. The overall effective interest rate for the borrowings under the Revised ML California Credit Agreement was approximately 5.83%, 6.48%, and 8.35% during 1994, 1993, and 1992, respectively. Pursuant to the terms of the First Amendment, dated February 23, 1995, to the revised ML California Credit Agreement, the applicable margin was increased for periods following December 31, 1994, to between 2.50% and 2.75% for Offshore Rate Loans and between 1.50% and 1.75% for Reference Rate Loans.

     Borrowings under the Revised ML California Credit Agreement are nonrecourse to the Partnership and are collateralized with substantially all of the assets of the California Media Operations as well as a pledge of the Partnership's interest in Anaheim Radio Associates.

     See Note 2 for additional information regarding the First
     Amendment and defaults (since cured) under the Revised ML
     California Credit Agreement.

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

     During the first part of 1992, the Partnership had two interest rate exchange agreements for the WREX-KATC Loan, both of which expired during 1992. The Partnership entered into an interest rate swap on June 24, 1987 under which the Partnership received market-rate LIBOR and paid a fixed rate of 9.7% on the notional amount of $7 million through June
     24, 1992. The Partnership entered into an interest rate swap on September 22, 1987 under which the Partnership received market-rate LIBOR and paid a fixed rate of 9.78% on the notional amount of $6.5 million through September 22, 1992. The Partnership also entered into an interest rate exchange agreement on September 26, 1990, that fixed the underlying unadjusted LIBOR rate on $11 million of the WREX-KATC Loan at 8.2% through September 26, 1991. The Partnership was not party to any interest rate hedge agreements during 1993 with respect to the WREX-KATC Loan. All borrowings under the WREX-KATC Loan currently bear interest at floating rates. The effective interest rate on the WREX-KATC Loan was approximately 8.7% during 1994 and 7.5% in 1993. In part due to the expired interest rate exchange agreements, the effective interest rate on the WREX-KATC Loan was approximately 7.7% during 1992.

     The WREX-KATC Loan requires that KATC-TV and WREX-TV maintain minimum levels of operating cash flow and certain ratios such as debt to operating income and interest and/or debt service coverage and restricts such items as cash distributions, additional indebtedness or asset sales. The WREX-KATC Loan also includes other standard and usual loan covenants. Borrowings under the WREX-KATC Loan are nonrecourse to the Partnership and are collateralized with substantially all the assets of KATC-TV and WREX-TV. At December 30, 1994, there was no further availability under the WREX-KATC Loan.

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

     The Partnership, if no event of default had occurred, had options to elect to pay interest on the Wincom-WEBE-WICC
     Loan based upon the bank's reference rate or London
     Interbank Offered Rates, plus applicable margins. As a result of defaults under the Wincom-WEBE-WICC Loan, the lender restricted interest rate options to reference rate only; although these defaults were cured pursuant to the Restructuring Agreement, the Partnership may borrow only at the reference rate. The Partnership entered into an interest rate swap on July 20, 1989 under which the Partnership received market-rate LIBOR and paid a fixed base rate of 8.47% on the notional amount of $10 million through July 20, 1991. The Partnership entered into an interest rate swap on August 15, 1989 under which the Partnership received market-rate LIBOR and paid a fixed base rate of 8.34% on the notional amount of $10 million through August 15, 1991. The Partnership was not party to any interest rate hedge agreements during 1994 with respect to the Wincom-WEBE-WICC Loan. The effective interest rate on the Wincom-WEBE-WICC Loan was approximately 8.7%, 7.8%, and 8.1% during 1994, 1993 and 1992, respectively.

     The Wincom-WEBE-WICC Loan required that the Wincom-WEBE-WICC group maintain minimum covenant levels of certain ratios such as debt to operating profit and debt service coverage, and restricts such items as: cash; the payment of management fees, distributions or dividends; additional indebtedness; or asset sales by or at Wincom, WEBE-FM or WICC-AM. The Wincom-WEBE-WICC Loan also included other standard and usual loan covenants. Borrowings under the Wincom-WEBE-WICC Loan are nonrecourse to the Partnership and are collateralized with substantially all of the assets of the Wincom-WEBE-WICC group.

     During 1993, 1992 and 1991, the Partnership defaulted on scheduled principal payments and interest payments due under the Wincom-WEBE-WICC Loan. Furthermore, during 1993, 1992 and 1991, and periods during 1990, the Partnership was in default of most of its covenants under its Wincom-WEBE-WICC Loan.

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

     The Series A Term Loan bears interest, payable monthly, at Chemical Bank's Alternate Base Rate plus 1-3/4% effective January 1, 1993, with principal payments due quarterly in increasing amounts beginning March 31, 1994 and continuing through the final maturity at December 31, 1997. Additional principal payments are also required annually from Excess Cash Flow, as defined in the Restructuring Agreement. On July 30, 1993, as required by the Restructuring Agreement, the Partnership paid all the interest due on the Series A Term Loan from January 1, 1993 to July 31, 1993, totalling $593,306, from cash generated by the stations. The principal amount of the Series A Term Loan increased by $2 million to $15 million upon the consummation of the sale of the Indianapolis Stations on October 1, 1993 (see below) and such increase was offset by a simultaneous reduction in the Series B Term Loan. On January 28, 1994, the Partnership made a required principal payment under the Series A Term Loan in the amount of $656,406 from cash generated by the stations. In addition to making four scheduled quarterly principal payments totalling $400,000 during 1994, on December 16, 1994 the Partnership made an optional principal payment under the Series A Term Loan of $1 million from cash generated by the stations. There was approximately $12.9 million outstanding under the Series A Term Loan as of December 30, 1994. On January 31, 1995, the Partnership made a required excess cash flow principal payment under the Series A Term Loan of $309,908 from cash generated by the stations.

     The Series B Term Loan bears interest at a rate equal to Chemical Bank's Alternate Base Rate plus 1-3/4% beginning on April 30, 1994, with interest payments accruing, and payable annually only from Excess Cash Flow. In addition, a minimum of $4 million of Series B Term Loan principal was due to Chemical Bank on or prior to June 30, 1994. On October 1, 1993, the date of the sale of the Indianapolis Stations, the net proceeds from such sale, which totalled approximately $6.1 million, were remitted to Chemical Bank, as required by the terms of the Restructuring Agreement, to reduce the outstanding principal amount of the Series B Term Loan. Certain additional amounts from the net proceeds from the sale of the Indianapolis Stations, including an escrow deposit of $250,000, will be paid to Chemical Bank. On October 1, 1993, the Series B Term Loan principal amount was permanently reduced by $2 million, offset by a simultaneous increase in the Series A Term Loan. On July 30, 1993, as required by the Restructuring Agreement, the Partnership made a principal payment of $220,899 under the Series B Term Loan from cash generated by the stations and made additional required principal payments of $100,000 on October 1, 1993, $33,797 on November 1, 1993 and $545,304 on December 29,
     1993. On January 28, 1994, the Partnership made a required principal payment under the Series B Loan in the amount of $68,594 from cash generated by the Stations. On December 16, 1994 the Partnership made an optional interest payment under the Series B Term Loan of $175,852 from cash generated by the stations, which payment represented all accrued interest then due under the Series B Term Loan. As of December 30, 1994, there was approximately $2.7 million of principal due under the Series B Term Loan. On January 31, 1995, the Partnership made a required Excess Cash Flow interest payment under the Series B Term Loan of $35,554 from cash generated by the stations. The remaining principal amount of the Series B Term Loan is due on December 31, 1997.

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

     After principal and interest due under the Series A Term Loan and the Series B Term Loan have been satisfied in full, any remaining cash proceeds generated from the operations of, or the sale proceeds from the sale of, the stations in the Wincom-WEBE-WICC Group will be divided between the Partnership and Chemical Bank, with the Partnership receiving 85% and Chemical Bank receiving 15%, respectively. As of December 30, 1994, the Partnership was in full compliance with all covenants under the Restructuring Agreement.

     At December 30, 1994, the annual aggregate amounts of principal payments (without considering potential accelerations made possible by defaults) required for the borrowings as reflected in the consolidated balance sheet of the Partnership are as follows:

                   Year Ending     Principal Amount
                      1995            $ 27,157,993
                      1996              25,225,000
                      1997              47,475,475
                      1998              50,187,500
                      1999              38,125,000
                Thereafter              30,000,000
                TOTAL                 $218,170,968


     Based upon the restrictions of the borrowings as described above, approximately $234 million of assets are restricted from distribution by the entities in which the Partnership has an interest.

     During 1994, 1993 and 1992, the Partnership was in violation of payments and debt covenants under the WREX-KATC Loan.
     The principal amount payable in 1995 would increase by an additional $14,250,000 if the lender to WREX and KATC required immediate payment.

     As discussed in Note 2, if the sale of the California Cable Systems is not consummated prior to December 29, 1995, the Partnership will be unable to meet the scheduled December 29, 1995 principal payment due under its ML California Credit Agreement, as amended by the First Amendment. The lenders would then have the right to accelerate the maturity of the indebtedness under this loan and to foreclose on, or otherwise force a sale of, the assets of the California Media Operations (but not the other assets of the Partnership).

7.   TRANSACTIONS WITH THE GENERAL PARTNER AND ITS AFFILIATES

During the years ended December 30, 1994, December 31, 1993 and
December 25, 1992 the Partnership incurred the following expenses in connection with services provided by the General Partner and its affiliates:

                             1994            1993           1992
Media Management
  Partners (General
  Partner)

Partnership Mgmt. fee     $  557,979       $  557,979     $  557,979
Property Mgmt. fee         1,033,852        1,033,852      1,071,903
Reimbursement of
  Operating Expenses         993,622        1,074,071        744,797
                          $2,585,453       $2,665,902     $2,374,679


In addition, the Partnership, through the California Cable Systems, is party to an agreement with MultiVision Cable TV Corp. ("MultiVision"), an affiliate of the General Partner, whereby MultiVision provides the California Cable Systems (and provided Universal before its sale) with certain administrative services. The reimbursed cost charged to the California Cable Systems and Universal (for 1992) for these services amounted to an aggregate of $1,937,332 for 1994, $1,481,562 for 1993, and $1,653,648 for
1992. These costs do not include programming costs that are charged, without markup, to the California Cable Systems (and had been charged to Universal) under an agreement to allocate certain management costs.

Also, the Partnership has a payable to RP Media Management of $317,666 as of December 30, 1994 related to the payment by RP Media Management of operating expenses on behalf of the television and radio stations owned by the Partnership.

The total customer base managed by MultiVision declined significantly during 1992 primarily as a result of divestitures by companies other than the Partnership, and secondarily as a result of the sale of Universal, all of which had utilized the managerial services of MultiVision. The decline in MultiVision's customer base led to slightly higher programming prices for California Cable. Further reductions during 1994 of the customer base managed by MultiVision, again due to divestitures by companies other than the Partnership, also resulted in slightly higher programming prices for California Cable.

As of December 30, 1994 and December 31, 1993, the amounts payable to the General Partner were approximately $14.1 million and $11.3 million, respectively.

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


                             1994            1993           1992
California Systems         $ 360,417        $ 355,311     $  373,999
Universal                          -                -         72,495
KATC-TV                       13,199           19,011              -
WICC-AM                      105,182          105,182        105,182
Anaheim Radio Stations       120,453          120,672        118,743
WEBE-FM                      166,362          164,715        162,968
Wincom                       152,844          196,337        228,209
                           $ 918,457        $ 961,228     $1,061,596


Future minimum commitments under all of the above agreements in excess of one year are as follows:

                Year Ending            Amount
                    1995             $  586,840
                    1996                546,001
                    1997                528,429
                    1998                484,911
                    1999                490,869
             Thereafter               2,559,715
                                     $5,196,765


9.   SEGMENT INFORMATION

The following analysis provides segment information for the two main industries in which the Partnership operates. The Cable Television Systems segment consists of the Partnership's 50% share of the C-ML Cable, the California Systems and Universal (for the 193-day period in 1992 that the Partnership owned Universal). The Television & Radio Stations segment consists of KATC-TV, WREX-TV, WEBE-FM, Wincom, WICC-AM, the Anaheim Radio Stations, and the Partnership's 50% share of the C-ML Radio Stations.

                              Cable       Television
                          Television      and Radio
1994                         Systems       Stations         Total
Operating Revenue          $ 76,549,818   $ 29,360,390    $105,910,208
Operating expenses
before gain on sale of
assets                     (66,605,154)   (25,132,667)    (91,737,821)
Gain on sale of assets          122,154              -         122,154
Operating Income             10,066,818      4,227,723      14,294,541

Plus:  depreciation and
amortization                26,295,664      3,871,986      30,167,650
 Operating income before
depreciation and
amortization                36,362,482      8,099,709      44,462,191
 Less:  depreciation and
amortization              (26,295,664)    (3,871,986)    (30,167,650)
 Operating Income         $ 10,066,818   $  4,227,723      14,294,541

Interest Income                                               192,875
Interest Expense                                          (16,046,700)
Partnership General
Expenses, net                                                 108,528
Net Loss                                                 $ (1,450,756)


                             Cable       Television
                          Television      and Radio
1994                         Systems       Stations         Total
Identifiable Assets       $174,323,336   $ 59,402,010    $233,725,346
Partnership Assets                                          4,605,012
Total                                                    $238,330,358

Capital Expenditures      $  8,950,367   $  1,354,113    $ 10,304,480

Depreciation and
Amortization              $ 26,295,664   $  3,871,986      30,167,650
Partnership
Depreciation and
Amortization                                                   12,361
Total                                                    $ 30,180,011


                             Cable       Television
                          Television      and Radio
1993                         Systems       Stations         Total
Operating Revenue         $ 75,403,956   $ 24,997,715    $100,401,671
Operating expenses
before gain on sale of
assets                    (60,907,083)   (24,933,540)    (85,840,623)
Gain on sale of assets         272,872      4,715,518       4,988,390
Operating Income            14,769,745      4,779,693      19,549,438

Plus:  depreciation and
amortization                26,064,361      5,352,429      31,416,790
 Operating income before
depreciation and
amortization                40,834,106     10,132,122      50,966,228
 Less:  depreciation and
amortization              (26,064,361)    (5,352,429)    (31,416,790)
 Operating Income         $ 14,769,745   $  4,779,693      19,549,438

Interest Income                                               147,466
Interest Expense                                         (17,500,965)
Partnership General
Expenses, net                                             (1,451,968)
Equity in income of
subsidiary                                                    143,582
Extraordinary item- gain
on extinguishment of
debt                                                          489,787
Net Income                                               $  1,377,340


                             Cable       Television
                          Television      and Radio
1993                         Systems       Stations         Total
Identifiable Assets       $190,242,858   $ 53,882,827     244,125,685
Partnership Assets                                          5,726,252
Total                                                    $249,851,937

Capital Expenditures      $  9,652,316   $    530,093    $ 10,182,409

Depreciation and
Amortization              $ 26,064,361   $  5,352,429      31,416,790
Partnership Depreciation
and Amortization
                                                                3,095
Total                                                    $ 31,419,885


                             Cable       Television
                          Television      and Radio
1992                         Systems       Stations         Total
Operating Revenue         $ 75,786,229   $ 24,657,738    $100,443,967
Operating expenses
before loss on sale of
Universal                 (64,170,063)   (26,803,134)    (90,973,197)
Loss on sale of
Universal                  (6,399,000)              -     (6,399,000)
Operating Income (Loss)      5,217,166    (2,145,396)       3,071,770

Plus:  depreciation and
amortization                25,781,077      5,626,804      31,407,881
Operating income before
depreciation and
amortization                30,998,243      3,481,408      34,479,651
Less:  depreciation and
amortization              (25,781,077)    (5,626,804)    (31,407,881)
Operating Income (Loss)   $  5,217,166  $ (2,145,396)       3,071,770

Interest Income                                               158,738
Interest Expense                                         (23,437,581)
Partnership General
Expenses, net                                             (1,393,725)
Equity in income of
subsidiary                                                     26,028
Extraordinary item-gain
on extinguishment of
debt                                                       12,294,000
Net Loss                                                $ (9,280,770)

Identifiable Assets       $197,267,828   $ 58,893,399     256,161,227
Partnership Assets                                          5,393,215
Total                                                    $261,554,442

Capital Expenditures      $  9,588,063   $    674,093    $ 10,262,156

Depreciation and
Amortization              $ 25,781,077   $  5,626,804      31,407,881
Partnership Depreciation
and Amortization                                              108,728
Total                                                    $ 31,516,609


10.   JOINT VENTURES

Pursuant to a management agreement and joint venture agreement dated December 16, 1986 (the "Joint Venture Agreement"), as amended and restated, between the Partnership and Century, the parties formed a joint venture in which each has a 50% ownership interest. The Venture subsequently acquired and operated Cable Television Company of Greater San Juan, Inc. ("San Juan Cable"). The Venture also acquired all of the assets of Community Cable-Vision of Puerto Rico, Inc., Community Cablevision of Puerto Rico Associates, and Community Cablevision Incorporated ("Community Companies"), which consisted of a cable television system serving the communities of Catano, Toa Baja and Toa Alta, Puerto Rico, which are contiguous to San Juan Cable. The Community Companies and San Juan Cable are collectively referred to as C-ML Cable.

On February 15, 1989, the Partnership and Century entered into a Management Agreement and joint venture agreement whereby C-ML Radio was formed as a joint venture and responsibility for the management of radio stations acquired by C-ML Radio was assumed by the Partnership.

Effective January 1, 1994, all of the assets of C-ML Radio were transferred to the Venture, in exchange for the assumption by the Venture of all the obligations of C-ML Radio and the issuance to Century and the Partnership by the Venture of new certificates evidencing a partnership interest of 50% and 50%, respectively. The transfer was made pursuant to a Transfer of Assets and Assumption of Liabilities Agreement. At the time of this transfer, the Partnership and Century entered into an amended and restated management agreement and joint venture agreement (the "Revised Joint Venture Agreement") governing the affairs of the revised Venture (herein referred to as the "Revised Venture").

Under the terms of the Revised Joint Venture Agreement, Century is responsible for the day-to-day operations of the C-ML Cable systems and the Partnership is responsible for the day-to-day operations of the C-ML Radio properties. For providing services of this kind, Century is entitled to receive annual compensation of 5% of the Puerto Rico Systems' net gross revenues (defined as gross revenues from all sources less monies paid to suppliers of pay TV product, e.g., HBO, Cinemax, Disney and Showtime) and the Partnership is entitled to receive annual compensation of 5% of the C-ML Radio properties' gross revenues (after agency commissions, rebates or discounts and excluding revenues from barter transactions). All significant policy decisions relating to the Venture, the operation of the Puerto Rico Systems and the operation of the C-ML Radio properties, however, will only be made upon the concurrence of both the Partnership and Century. The Partnership may require a sale of the assets and business of C-ML Cable or the C-ML Radio properties at any time. If the Partnership proposes such a sale, the Partnership must first offer Century the right to purchase the Partnership's 50% interest in the assets being sold at 50% of the total fair market value at such time as determined by independent appraisal. If Century elects to sell either the C-ML Cable or the C-ML Radio properties, the Partnership may elect to purchase Century's interest in the assets being sold on similar terms.

The total assets, total liabilities, net capital, total revenues and net loss of the Revised Venture (which does not include C-ML Radio for the years ended December 31, 1993 and December 25, 1992, during which time such investment was accounted for under the equity method) are as follows:

                                December 30,    December 31,
                                      1994            1993

Total Assets                     $118,600,000     $114,300,000

Total Liabilities                $114,700,000     $114,400,000

Net Capital (Deficit)            $  3,900,000    $   (100,000)




                       1994           1993           1992
Total Revenues    $ 48,600,000    $ 40,400,000    $ 36,500,000



Net Income        $  1,200,000   $   (300,000)   $   (700,000)
(Loss)


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

The General Partner has been able to estimate the fair value of the C-ML Notes based on a discounted cash flow analysis. As of December 30, 1994 and December 31, 1993, the fair value of the C-ML Notes is estimated to be approximately $94 million and $109 million, respectively, of which approximately $47 million and $54.5 million, respectively pertains to the amount reflected on the Partnership's Consolidated Balance Sheet.

The General Partner has been able to estimate the fair value of the revised ML California Credit Agreement based on (i) the price at which the Partnership expects to sell the California Cable Systems to Century; and (ii) the floating rate nature of all borrowings outstanding under the revised ML California Credit Agreement. Based on this analysis, the General Partner determined that, as of December 30, 1994, the estimated fair value of the revised ML California Credit Agreement approximated its carrying value. As of December 31, 1993, the General Partner had been able to estimate the fair value of the Revised ML California Credit by using a discounted cash flow analysis and determined that the estimated fair value approximated the carrying values.

The General Partner has been able to estimate the fair value of the Wincom-WEBE-WICC Restructuring Agreement by using a value based on a discounted cash flow analysis. As of December 30, 1994 and December 31, 1993, the fair value of the Wincom-WEBE-WICC Restructuring Agreement approximates the carrying value.

Considering the uncertainty of the Partnership's ability to meet its obligations under the WREX-KATC Loan and the related accrued interest, the General Partner believes that using the Partnership's future cash flows relating to debt-service to estimate the fair value of the loans is not appropriate. In addition, because of the uncertainty related to the ultimate outcome of the Partnership's efforts to sell WREX and KATC, which could not be predicted as of December 30, 1994 and December 31, 1993, the General Partner considers estimation of the fair value of the WREX-KATC Loan to be impracticable.

12.   INCOME TAXES

As discussed in Note 1, the Partnership adopted SFAS No. 109 as of December 26, 1992. The cumulative effect of this change in accounting principle was immaterial and there was no effect on the provision for income taxes in the year of adoption.

Certain entities owned by the Partnership are taxable entities and thus are required under SFAS No. 109 to recognize deferred income taxes. The components of the net deferred tax asset at December 30, 1994 and December 31, 1993 are as follows:

                                      December 30,    December 31,
                                            1994            1993
Deferred tax assets:
Basis of intangible assets             $    151,933       $  182,007
Net operating loss carryforward          26,361,367       31,079,901
Alternative minimum tax credit               76,000          100,000
Other                                        16,652           34,206
                                         26,605,952       31,396,114
Deferred tax liability:
Basis of property, plant and
equipment                                  (83,530)        (118,963)

Total                                   26,522,422       31,277,151
Less: valuation allowance             (26,522,422)     (31,277,151)
Net deferred tax asset                $          0     $          0



There is no provision for income taxes required for the year ended December 31, 1994. The change in the net deferred tax asset of $4,754,729 relates primarily to the utilization and expiration of net operating loss carryforwards and was fully offset by a corresponding reduction in the valuation allowance.

The components of the provision for income taxes for the year ended December 31, 1993 relate to Wincom and are as follows:

                                  December 31,
                                        1993
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

No provision for income taxes was required for the year ended
December 25, 1992.

At December 30, 1994, the taxable entities have available net operating loss carryforwards which may be applied against future taxable income. Such net operating loss carryforwards expire at various dates from 1995 through 2007.

For the Partnership, the differences between the tax bases of assets and liabilities and the reported amounts at December 30, 1994 and December 31, 1993 are as follows:



                                      December 30,     December 31,
                                            1994             1993
 Partners' Deficit - financial
 statements                         $ (16,258,662)      $(14,807,906)
 Differences:
Offering expenses                       19,063,585         19,063,585
Basis of property, plant and
 equipment and intangible assets
                                      (47,602,928)       (55,087,465)
Cumulative losses of stock
 investments (corporations)             77,536,460         78,857,467
Nondeductible management fees            9,941,987          7,999,324
Other                                    1,783,712          2,455,435
 Partners' Capital - income tax
 basis                                $ 44,464,154       $ 38,480,440


13.   PRO FORMA DATA  (Unaudited)

The following pro forma data was prepared to illustrate the estimated effects on the operations of the Partnership of the disposition of Universal which was sold on July 8, 1992:

                                       1992
   Total Revenues                  $100,602,705
   Less: Universal                  (4,681,966)
                                     95,920,739

   Net Loss                       $ (9,280,770)
   Less: Universal net
   loss                               2,481,462
   Less: Loss on sale of
   Universal                          6,399,000
   Less: Extraordinary
   gain on extinguishment
   of debt of Universal            (12,294,000)
                                  $(12,694,308)
   Per Unit of Limited
   Partnership Interest:

   Net Loss                       $     (66.85)


14.   OTHER EVENTS

C-ML Cable reduced its estimate of its Puerto Rican property tax liability by $2,000,000 during 1993. This change in estimate was due mainly to the positive results of a property tax examination completed in November 1993 by the Collection Center of Municipal Taxes, an agency of the Puerto Rican government with authority over all real and personal property tax matters. Based on these developments, the Partnership had reduced accrued liabilities and credited property operating expenses for $1 million, based on its 50% ownership of C-ML Cable.

                      ML MEDIA PARTNERS, L.P.
           AS OF DECEMBER 30, 1994 AND DECEMBER 31, 1993
SCHEDULE I   CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      ML Media Partners, L.P.
                      Condensed Balance Sheets
           as of December 30, 1994 and December 31, 1993
                             Notes       1994             1993
ASSETS:
Cash and cash equivalents      3     $   4,566,730     $   4,437,223
Accrued interest                            38,282            11,905
Prepaid expenses and
deferred charges (net of
accumulated amortization of
$4,767,813 at December 30,
1994, and $4,755,452 at
December 31, 1993)                               -            12,381
Investment in Subsidiaries    1,2      (7,260,541)       (8,395,362)
TOTAL ASSETS                        $  (2,655,529)    $  (3,933,853)

LIABILITIES AND PARTNERS'
DEFICIT:
Liabilities:
Accounts payable and accrued
liabilities                          $  13,603,133     $  10,874,053

Partners' Deficit:
General Partner:
Capital contributions, net
of offering expenses                     1,708,299         1,708,299
Cumulative loss                        (1,807,968)       (1,793,460)
                                          (99,669)          (85,161)
Limited Partners:
Capital contributions, net
of offering expenses
(187,994 Units of Limited
Partnership Interest)                  169,121,150       169,121,150
Tax allowance cash
distribution                           (6,291,459)       (6,291,459)
Cumulative loss                      (178,988,684)     (177,552,436)
                                      (16,158,993)      (14,722,745)
Total Partners' Deficit               (16,258,662)      (14,807,906)
TOTAL LIABILITIES AND
PARTNERS' DEFICIT                   $  (2,655,529)    $  (3,933,853)

See Notes to Condensed Financial Statements.

                       ML MEDIA PARTNERS, L.P.
           FOR THE YEARS ENDED DECEMBER 30, 1994, DECEMBER 31, 1993,
                          DECEMBER 25, 1992

  SCHEDULE I  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Cont'd)

                       ML Media Partners, L.P.
                 Condensed Statements of Operations
      For the Years Ended December 30, 1994, December 31, 1993
                        and December 25, 1992

                          Year Ended     Year Ended      Year Ended
                         December 30,   December 31,    December 25,
                  NOTE         1994           1993            1992
                   S
REVENUES:
Service fee
income from C-ML
Radio                    $   235,120      $   198,977    $   469,794
Interest                     192,875          147,466        158,738
Total revenues               427,995          346,443        628,532

COSTS AND
EXPENSES:
General and
administrative             1,409,380        1,409,387      1,431,637
Amortization                  12,361            3,095        108,728
Management fees
to general
partner                    1,591,831        1,591,831      1,629,882
Total costs and
expenses                   3,013,572        3,004,313      3,170,247

Share of
subsidiaries'
income (loss)
before provision
for income taxes
and extra-
ordinary item      2       1,134,821        3,735,423   (19,033,055)





Continued on following page.

                       ML MEDIA PARTNERS, L.P.
      FOR THE YEARS ENDED DECEMBER 30, 1994, DECEMBER 31, 1993,
                        DECEMBER 25, 1992

  SCHEDULE I  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Cont'd)

                       ML Media Partners, L.P.
                 Condensed Statements of Operations
      For the Years Ended December 30, 1994, December 31, 1993
                        and December 25, 1992
                             (Continued)

                          Year Ended     Year Ended      Year Ended
                         December 30,   December 31,    December 25,
                  NOTE         1994           1993            1992
                   S

(Loss) Income
before provision
for income taxes
and extra-
ordinary item            (1,450,756)        1,077,553   (21,574,770)

Provision for
income taxes of
subsidiaries                       -        (190,000)              -

Extraordinary item-
gain on
extinguishment of
debt of
subsidiaries                       -          489,787     12,294,000

NET (LOSS) INCOME       $(1,450,756)      $ 1,377,340  $ (9,280,770)




               See Notes to Condensed Financial Statements.

                      ML MEDIA PARTNERS, L.P.
    FOR THE YEARS ENDED DECEMBER 30, 1994 AND DECEMBER 31, 1993
                       AND DECEMBER 25, 1992

SCHEDULE I  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Cont'd)

                      ML Media Partners, L.P.
                 Condensed Statements of Cash Flows
    For the Years Ended December 30, 1994 and December 31, 1993,
                       and December 25, 1992

                            1994           1993            1992

Cash flows from operating activities:

Net income (loss)      $ (1,450,756)      $ 1,377,340   $(9,280,770)
Adjustments to
reconcile net income
(loss) to net cash
provided by (used in)
operating activities:
Reimbursement of
management fees
 received from
 subsidiaries                      -                -              -
Amortization                  12,361            3,095        108,728
Share of
 subsidiaries' net
 income/(loss) before
 provision for income
 taxes and
 extraordinary item      (1,134,821)      (3,735,423)     19,033,055
Share of
 subsidiaries'
 provision for income
 taxes                             -          190,000              -
Share of
 subsidiaries'
 extraordinary item                -        (489,787)   (12,294,000)
Change in assets and
 liabilities:
Decrease/(Increase)
 in accrued interest        (26,377)          (7,729)         27,118


                      ML MEDIA PARTNERS, L.P.
    FOR THE YEARS ENDED DECEMBER 30, 1994 AND DECEMBER 31, 1993
                       AND DECEMBER 25, 1992

SCHEDULE I  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Cont'd)

                      ML Media Partners, L.P.
                 Condensed Statements of Cash Flows
    For the Years Ended December 30, 1994 and December 31, 1993,
                       and December 25, 1992

                            1994           1993            1992
Decrease/(Increase)
 in prepaid expenses,
 deferred charges and
 other                         -            (143,582)        188,164
Increase in accounts
 payable and accrued
 liabilities               2,729,100        2,695,073      2,527,452

Net Cash provided by
(used in) operating
activities                   129,507        (111,013)        309,747

Cash flows from
investing activities:

Net increase in
 investment in
 subsidiaries                      -          295,834       (26,624)

Net
Increase/(Decrease)
in cash and cash
equivalents                  129,507          184,821        283,123

Cash and cash
  equivalents at
  beginning of year        4,437,223        4,252,402      3,969,279

Cash and cash
  equivalents at end
  of year                $ 4,566,730      $ 4,437,223    $ 4,252,402

See Notes to Condensed Financial Statements.

                     ML MEDIA PARTNERS, L.P.
    FOR THE YEARS ENDED DECEMBER 30, 1994, DECEMBER 31, 1993
                      AND DECEMBER 25, 1992

Schedule I   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
             (Cont'd)


                     ML Media Partners, L.P.
             Notes To Condensed Financial Statements
              For the Years Ended December 30, 1994
              December 31, 1993 and December 25, 1992


1.   Organization

As of December 30, 1994, ML Media Partners, L.P. (the "Partnership") wholly-owned Wincom, KATC-TV, WREX-TV, WEBE-FM, WICC-AM, the California Systems and the Anaheim Radio Stations. In addition, the Partnership wholly-owned Universal for all of 1991 and for a 193-day period in 1992. The Partnership also had a 99.999% interest in KATC Associates, WREX Associates, WEBE Associates, WICC Associates, Anaheim Radio Associates, and ML California Associates; as well as a 50% interest in The Venture (see Note 10 to the consolidated financial statements). All of the preceding investments shall herein be referred to as the "Subsidiaries".

2.   Investment in Subsidiaries

The Partnership's investment in the Subsidiaries is accounted for under the equity method in the accompanying condensed financial statements.

The following is a summary of the financial position and results of operations of the Subsidiaries:

                                December 30,    December 31,
                                      1994            1993
Assets                          $ 233,725,346    $ 245,390,428
Liabilities                     (240,985,887)    (253,785,790)
Investment in Subsidiaries     $  (7,260,541)   $  (8,395,362)


                      Year Ended      Year Ended      Year Ended
                     December 30,    December 31,    December 25,
                           1994            1993            1992

Revenues              $105,910,208    $100,202,694    $ 99,974,173

Share of
 subsidiaries'
 income (loss)
 before provision
 for income taxes
 and extraordinary
 item                    1,134,821       3,735,423    (19,033,055)

Provision for
 income taxes of
 subsidiaries                    -       (190,000)               -

Extraordinary item-
 gain on
 extinguishment of
 debt of
 subsidiaries                    -         489,787      12,294,000

Share of
 subsidiaries'
 Net Income (Loss)    $  1,134,821    $  4,035,210   $ (6,739,055)


                     ML MEDIA PARTNERS, L.P.
    FOR THE YEARS ENDED DECEMBER 30, 1994, DECEMBER 31, 1993
                      AND DECEMBER 25, 1992

Schedule I   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
             (Cont'd)

                     ML MEDIA PARTNERS, L.P.
             NOTES TO CONDENSED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 30, 1994
              DECEMBER 31, 1993 AND DECEMBER 25, 1992


3.   Cash and Cash Equivalents

At December 30, 1994, the Partnership had $4,566,730 in cash and cash equivalents, of which $4,550,590 was invested in commercial paper. In addition, the Partnership had $16,140 invested in cash. These funds are held in reserve for the operating requirements of the Partnership.

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

At December 31, 1993, the Partnership had $4,437,223 in cash and cash equivalents, of which $207,843 was invested in a bankers acceptance and $4,222,403 was invested in commercial paper. In addition, the Partnership had $6,977 invested in cash and demand deposits. These funds were held in reserve for the operating requirements of the Partnership.

                     ML MEDIA PARTNERS, L.P.
AS OF DECEMBER 30, 1994, DECEMBER 31, 1993 AND DECEMBER 25, 1992

Schedule II     Valuation and Qualifying Accounts

                        Additions
                       Charged to
        Balance at      Costs and
       Beginning of    Expenses or   Deductions and     Balance at
Perio       Period        Other             Other        End    of
  d                     Accounts                          Period

Intangible Assets
1994    $111,069,407   $11,369,221  $      -            $122,438,628


1993    $112,996,421   $11,163,146  $(13,090,160) (3)   $111,069,407


1992    $107,868,052   $11,885,557  $ (6,757,188) (1)   $112,996,421



Prepaid Expenses and Deferred Charges

1994      $7,241,087    $  545,574  $   (3,676)           $7,782,985

1993      $6,601,766    $  682,666  $   (43,344)          $7,241,088

1992      $6,385,771    $  606,506  $  (390,511) (2)      $6,601,766




(1) Deductions and Other for Intangible Assets consists of the accumulated amortization of intangible assets related to the sale of Universal in the amount of $6,757,188 (see Note 3).

(2)  Deductions and Other for Prepaid Expenses and Deferred
     Charges includes the accumulated amortization of prepaid expenses and deferred charges related to the sale of Universal in the amount of $312,492 (see Note 3).

(3) Deductions and Other for Intangible Assets consists of the accumulated amortization of intangible assets related to the sale of the Indianapolis Stations in the amount of $13,090,160 (see Note 3).
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

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

Elizabeth McNey Yates       3/01/90       Senior Vice President

Kevin K. Albert             3/22/91       Senior Vice President

Robert F. Aufenanger        8/12/88       Vice President

Steven N. Baumgarten        2/02/93       Vice President

David G. Cohen              3/07/94       Treasurer





















(1) All executive officers serve at the pleasure of the Partners of the General Partner.
I. Martin Pompadur, 59, is the Chairman and Chief Executive Officer of GP Station Partners which is the General Partner of Television Station Partners, L.P., a private limited partnership that owns and operates four network affiliated television stations. He is the Chairman and Chief Executive Officer of PBTV, Inc., the Managing General Partner of Northeastern Television Investors Limited Partnership, a private limited partnership which owns and operates WBRE-TV, a network affiliated station in Wilkes-Barre Scranton, Pennsylvania. Mr. Pompadur is also Chairman and Chief Executive Officer of U.S. Cable Partners, a general partner of U.S. Cable Television Group, L.P. ("U.S. Cable"), which owns and operates cable systems in ten states. He is also the President and a Director of RP Opportunity Management, L.P. ("RPOM"), a limited partnership organized under the laws of Delaware, which is indirectly owned and controlled by Mr. Pompadur. RPOM is a partner in Media Opportunity Management Partners, an affiliate of the General Partner, and the general partner of ML Media Opportunity Partners, L.P. which was formed to invest in under performing and turnaround media business and which presently owns 51.005% interest in an entity which owns three network affiliated television stations, and an equity position in a cellular telecommunications company. Mr. Pompadur is the Principal Executive Officer of ML Media Opportunity Partners, L.P. Mr. Pompadur is also Chief Executive Officer of MultiVision Cable TV Corp. ("MultiVision"), a cable television multiple system operator ("MSO") organized in January 1988 and owned principally by Mr. Pompadur to provide MSO services to cable television systems acquired by entities under his control. Mr. Pompadur is a principal owner, member of the Board of Directors and Secretary of Caribbean International News Corporation ("Caribbean"). Caribbean owns and publishes EL Vocero, the largest Spanish language daily newspaper in the U.S.

Elizabeth McNey Yates, 32, Executive Vice President of RP Media Management and Senior Vice President of Media Management Partners, joined RP Companies Inc., an entity controlled by Mr. Pompadur, in April 1988 and has senior executive responsibilities in the areas of finance, operations, administration and acquisitions. Ms. Yates is an Executive Vice President of RP Opportunity Management.

Kevin K. Albert, 42, a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. Mr. Albert works in the Equity Private Placement Group and is involved in structuring and placing a diversified array of private equity financings including common stock, preferred stock, limited partnership interests and other equity-related securities. Mr. Albert is also a director of Maiden Lane Partners, Inc. ("Maiden Lane"), an affiliate of the general partner of Liberty Equipment Investors - 1983; a director of Whitehall Partners Inc. ("Whitehall"), an affiliate of MLMM and the general partner of Liberty Equipment Investors L.P. - 1984; a director of ML Film Entertainment Inc. ("ML Film"), an affiliate of MLMM and the managing general partner of the general partners of Delphi Film Associates II, III, IV, V and ML Delphi Premier Partners, L.P.; a director of ML Opportunity Management Inc. ("ML Opportunity"), an affiliate of the General Partner and a joint venturer in Media Opportunity Management Partners, the general partner of ML Media Opportunity Partners, L.P.; a director of MLL Antiquities Inc. ("MLL Antiquities"), an affiliate of MLMM and the administrative general partner of The Athena Fund II, L.P.; a director of ML Mezzanine II Inc. ("ML Mezzanine II"), an affiliate of MLMM and sole general partner of the managing general partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P.; a director of ML Mezzanine Inc. ("ML Mezzanine"), an affiliate of MLMM and the sole general partner of the managing general partner of ML-Lee Acquisition Fund, L.P.; a director of Merrill Lynch Venture Capital Inc. ("ML Venture"), an affiliate of MLMM and the general partner of the Managing General Partner of ML Venture Partners I, L.P. ("Venture I"), ML Venture Partners II, L.P. ("Venture II"), and ML Oklahoma Venture Partners Limited Partnership ("Oklahoma"); a director of Merrill Lynch R&D Management Inc. ("ML R&D"), an affiliate of MLMM and the general partner of the General Partner of ML Technology Ventures, L.P.; and a director of MLL Collectibles Inc. ("MLL Collectibles"), an affiliate of MLMM and the administrative general partner of The NFA World Coin Fund, L.P. Mr. Albert also serves as an independent general partner of Venture I and Venture II.

Robert F. Aufenanger, 41, a Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research and a Director of the Partnership Management Department, joined Merrill Lynch in 1980. Mr. Aufenanger is responsible for the ongoing management of the operations of the equipment and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners. Mr. Aufenanger is also a director of Maiden Lane, Whitehall, ML Opportunity, ML Film, MLL Antiquities, ML Venture, ML R&D, MLL Collectibles, ML Mezzanine and ML Mezzanine II.

Robert W. Seitz, 48, is a First Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research and a Managing Director within the Corporate Credit Division of Merrill Lynch, joined Merrill Lynch in 1981. Mr. Seitz is the Private Client Senior Officer and is also responsible for the firm's Partnership Management and Asset Recovery Management Departments. Mr. Seitz is also a director of Maiden Lane, Whitehall, ML Opportunity, ML Venture, ML R&D, ML Film, MLL Antiquities, and MLL Collectibles.

James K. Mason, 42, a Managing Director of ML Investment Banking, is a senior member of the Telecom, Media and Technology group. He joined Merrill Lynch Investment Banking in 1978. Mr. Mason is responsible for advising Merrill Lynch's entertainment and media industry clients on such matters as financings, divestitures, restructurings, mergers and acquisitions. Mr. Mason is also a director of ML Opportunity Management Inc.

Steven N. Baumgarten, 39, a Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research, joined Merrill Lynch in 1986. Mr. Baumgarten shares responsibility for the ongoing management of the operations of the equipment and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners. Mr. Baumgarten is also a director of ML Film.

David G. Cohen, 32, an Assistant Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research, joined Merrill Lynch in 1987. Mr. Cohen's responsibilities include controllership and financial management functions for certain partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners.

Mr. Pompadur and Ms. Yates were each executive officers of Maryland Cable Corp. and Maryland Cable Holdings Corp. at and during the two years prior to the filing Maryland Cable and Holdings on March 10, 1994 of a consolidated plan of reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. Maryland Cable Holdings Corp. was at the time of such filings a subsidiary of ML Media Opportunity Partners, L.P.

Mr. Aufenanger is an executive officer of Mid-Miami Diagnostics Inc. ("Mid-Miami Inc."). On October 28, 1994 both Mid-Miami Inc. and Mid-Miami Diagnostics, L.P. filed voluntary petitions for protection from creditors under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.
Item 11.Executive Compensation

Registrant does not pay the executive officers or directors of the General Partner any remuneration. See Note 7 to the Financial Statements included in Item 8. hereof, however, for sums paid by Registrant to the General Partner and its affiliates for the years ended December 30, 1994, December 31, 1993 and December 25, 1992.

Item 12.Security Ownership of Certain Beneficial Owners and
        Management

As of February 1, 1995, no person was known by Registrant to be the beneficial owner of more than 5 percent of the Units.

To the knowledge of the General Partner, as of February 1, 1995, the officers and directors of the General Partner in aggregate own less than .01% of the outstanding common stock of Merrill
Lynch & Co., Inc.

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


Item 14.Exhibits, Financial Statement Schedules and Reports on
        Form 8-K

(a)     Financial Statements, Financial Statement Schedules and
        Exhibits

Financial Statements and Financial Statement Schedules

See Item 8.  "Financial Statements and Supplementary Data-Table
             of Contents".



            Exhibits                  Incorporated by Reference

3.1Amended and Restated Certificate    Exhibit 3.1 to Form S-1
of Limited Partnership.                Registration Statement (File No.
                                       33-2290)

3.2.1 Second Amended and Restated      Exhibit 3.2.1 to Form 10-K Report
Agreement of Limited Partnership       for the fiscal year ended December
dated May 14, 1986.                    26, 1986 (File No. 0-14871)

3.2.2 Amendment No. 1 dated February   Exhibit 3.2.2 to Form 10-K Report
27, 1987 to Second Amended and         for the fiscal year ended December
Restated Agreement of Limited          26, 1986 (File No. 0-14871)
Partnership.

10.1.1Joint Venture Agreement dated    Exhibit 10.1.1 to Form 10-K Report
July 2, 1986 between Registrant        for the fiscal year ended December
and Century Communications             26, 1986 (File No. 0-14871)
Corp.("CCC")

10.1.2Management Agreement and Joint   Exhibit 10.1.2 to Form 10-K Report
Venture Agreement dated December       for the fiscal year ended December
16, 1986 between Registrant and        26, 1986 (File No. 0-14871)
CCC (attached as Exhibit 1 to
Exhibit 10.3).

10.1.3Management Agreement and Joint   Exhibit 10.1.3 to Form 10-K Report
Venture Agreement dated as of          for the fiscal year ended December
February 15, 1989 between              30, 1988 (File No. 0-14871)
Registrant and CCC.

10.1.4Amended and Restated Management  Exhibit 10.1.4 to Form 10-K Report
Agreement and Joint Venture            for the fiscal year ended December
Agreement of Century/ML Cable          31, 1993 (File No. 0-14871)
Venture dated January 1, 1994
between Century Communications
Corp. and Registrant.

10.2.1Stock Purchase Agreement dated   Exhibit 28.1 to Form 8-K Report
July 2, 1986 between Registrant        dated December 16, 1986 (File No.
and the sellers of shares of           33-2290)
Cable Television Company of
Greater San Juan, Inc.

10.2.2Assignment dated July 2, 1986    Exhibit 10.2.2 to Form 10-K Report
between Registrant and Century-        for the fiscal year ended December
ML Cable Corporation ("C-ML").         26, 1986 (File No. 0-14871)

10.2.3Transfer of Assets and           Exhibit 10.2.3 to Form 10-K Report
Assumption of Liabilities              for the fiscal year ended December
Agreement dated January 1, 1994        31, 1993 (File No. 0-14871)
between Century-ML Radio
Venture, Century/ML Cable
Venture, Century Communications
Corp. and Registrant.

10.3  Amended and Restated Credit      Exhibit 10.3.5 to Form 10-K Report
Agreement dated as of March 8,         for the fiscal year ended December
1989 between Citibank, N.A.,           30, 1988 (File No. 0-14871)
Agent, and C-ML.

10.3.1Note Agreement dated as of       Exhibit 10.3.1 to Form 10-K Report
December 1, 1992 between Century-      for the fiscal year ended December
ML Cable Corporation, Century/ML       25, 1992 (File No. 0-14871)
Cable Venture, Jackson National
Life Insurance Company, The
Lincoln National Life Insurance
Company and Massachusetts Mutual
Life Insurance Company.

10.3.2Second Restated Credit Agreement Exhibit 10.3.2 to Form 10-K Report
dated December 1, 1992 among           for the fiscal year ended December
Century-ML Cable Corporation,          25, 1992 (File No. 0-14871)
Century/ML Cable Venture and
Citibank.

10.3.3Amendment dated as of September  Exhibit 10.3.3 to Form 10-Q for
30, 1993 among Century-ML Cable        the quarter ended September 24,
Corporation, the banks parties         1993 (File No. 0-14871)
to the Credit Agreement, and
Citibank, N.A. and Century/ML
Cable Venture.

10.3.4Amendment dated as of December   Exhibit 10.3.4 to Form 10-K Report
15, 1993 among Century-ML Cable        for the fiscal year ended December
Corporation, the banks parties         31, 1993 (File No. 0-14871)
to the Credit Agreement, and
Citibank, N.A. and Century/ML
Cable Venture.

10.4  Pledge Agreement dated December  Exhibit 10.4 to Form 10-K Report
16, 1986 among Registrant, CCC,        for the fiscal year ended December
and Citibank, N.A., Agent.             26, 1986 (File No. 0-14871)

10.5  Guarantee dated as of December   Exhibit 10.5 to Form 10-K Report
16, 1986 among Registrant, CCC         for the fiscal year ended December
and Citibank, N.A., Agent.             25, 1987 (File No. 0-14871)

10.6  Assignment of Accounts           Exhibit 10.6 to Form 10-K Report
Receivable dated as of December        for the fiscal year ended December
16, 1986 among Registrant, CCC         25, 1987 (File No. 0-14871)
and Citibank, N.A., Agent.

10.7  Real Property Mortgage dated as  Exhibit 10.7 to Form 10-K for the
of December 16, 1986 among             fiscal year ended December 30,
Registrant, CCC and Citibank,          1988 (File No. 0-14871)
N.A., Agent.

10.8  Stock Sale and Purchase          Exhibit 28.1 to Form 8-K Report
Agreement dated as of December         dated December 23, 1986 (File No.
5, 1986 between SCIPSCO, Inc.          33-2290)
and ML California Cable Corp.
("ML California").

10.8.1Asset Purchase Agreement dated   Exhibit 2 to Form 8-K Report dated
as of November 28, 1994 among          November 28, 1994 (File No. 0-
Registrant and Century                 14871)
Communications Corp.

10.9  Security Agreement dated as of   Exhibit 10.10 to Form 10-K Report
December 22, 1986 among                for the fiscal year ended December
Registrant, ML California and          26, 1987 (File No. 0-14871)
BA.

10.10 Assets Purchased Agreement dated Exhibit 28.1 to Form 8-K Report
as of September 17, 1986 between       dated February 2, 1987
Registrant and Loyola
University.

10.11 Asset Acquisition Agreement      Exhibit 28.1 to Form 8-K Report
dated April 22, 1987 between           dated October 14, 1987 (File No.
Community Cable-Vision of Puerto       33-2290)
Rico Associates, Community Cable-
Vision of Puerto Rico, Inc.,
Community Cable-Vision
Incorporated and Century
Communications Corp., as
assigned.

10.12 Asset Purchase Agreement dated   Exhibit 2.1 to Form 8-K Report
April 29, 1987 between                 dated September 16, 1987 (File No.
Registrant and Gilmore                 33-2290)
Broadcasting Corporation.

10.13 License Holder Pledge Agreement  Exhibit 2.5 to Form 8-K Report
dated August 27, 1987 by               dated September 15, 1987 (File No.
Registrant and Media Management        33-2290)
Partners in favor of
Manufacturers Hanover.

10.14 Asset Purchase Agreement dated   Exhibit 28.1 to Form 8-K Report
August 20, 1987 between 108            dated January 15, 1988 (File No.
Radio Company Limited                  33-2290)
Partnership and Registrant.

10.15 Security Agreement dated as of   Exhibit 28.3 to Form 8-K Report
December 16, 1987 between              dated January 15, 1988 (File No.
Registrant and CNB.                    33-2290)

10.16 Asset Purchase Agreement dated   Exhibit 10.25 to Form 10-K Report
as of January 9, 1989 between          for the fiscal year ended December
Registrant and Connecticut             30, 1988 (File No. 0-14871)
Broadcasting Company, Inc.
("WICC").

10.17.1 Stock Purchase Agreement dated   Exhibit 28.2 to Form 10-Q for the
June 17, 1988 between Registrant         quarter ended June 24, 1988 (File
and the certain sellers referred         No. 0-14871)
to therein relating to shares of
capital stock of Universal Cable
Holdings, Inc. ("Universal").

10.17.2 Amendment and Consent dated July Exhibit 2.2 to Form 8-K Report
29, 1988 between Russell V.              dated September 19, 1988 (File No.
Keltner, Larry G. Wiersig and            0-14871)
Donald L. Benson, Universal
Cable Midwest, Inc. and
Registrant.

10.17.3 Amendment and Consent dated July Exhibit 2.3 to Form 8-K Report
29, 1988 between Ellsworth               dated September 19, 1988 (File No.
Cable, Inc., Universal Cable             0-14871)
Midwest, Inc. and Registrant.

10.17.4 Amendment and Consent dated      Exhibit 2.4 to Form 8-K Report
August 29, 1988 between ST               dated September 19, 1988 (File No.
Enterprises, Ltd., Universal             0-14871)
Cable Communications, Inc. and
Registrant.

10.17.5 Amendment and Consent dated      Exhibit 2.5 to Form 8-K Report
September 19, 1988 between               dated September 19, 1988 (File No.
Dennis Wudtke, Universal Cable           0-14871)
Midwest, Inc., Universal Cable
Communications, Inc. and
Registrant.

10.17.6 Amendment and Consent dated      Exhibit 10.26.6 to Form 10-K
October 14, 1988 between Down's          Report for the fiscal year ended
Cable, Inc., Universal Cable             December 30, 1988 (File No. 0-
Midwest, Inc. and Registrant.            14871)

10.17.7 Amendment and Consent dated      Exhibit 10.26.7 to Form 10-K
October 14, 1988 between SJM             Report for the fiscal year ended
Cablevision, Inc., Universal             December 30, 1988 (File No. 0-
Cable Midwest, Inc. and                  14871)
Registrant.

10.17.8 Bill of Sale and Transfer of     Exhibit 2.6 to Form 8-K Report
Assets dated as of September 19,         dated September 19, 1988 (File No.
1988 between Registrant and              0-14871)
Universal Cable Communications
Inc.

10.18 Credit Agreement dated as of     Exhibit 10.27 to Form 10-K Report
September 19, 1988 among               for the fiscal year ended December
Registrant, Universal, certain         30, 1988 (File No. 0-14871)
subsidiaries of Universal, and
Manufacturers Hanover Trust
Company, as Agent.

10.19 Stock Purchase Agreement dated   Exhibit 10.28 to Form 10-K Report
October 6, 1988 between                for the fiscal year ended December
Registrant and the certain             30, 1988 (File No. 0-14871)
sellers referred to therein
relating to shares of capital
stock of Acosta Broadcasting
Corp.

10.20 Stock Purchase Agreement dated   Exhibit 28.1 to Form 10-Q for the
April 19, 1988 between                 quarter ended June 24, 1988 (File
Registrant and the certain             No. 0-14871)
sellers referred to therein
relating to shares of capital
stock of Wincom Broadcasting
Corporation.

10.21 Subordination Agreement dated as Exhibit 2.3 to Form 8-K Report
of August 15, 1988 among Wincom,       dated August 26, 1988 (File No. 0-
the Subsidiaries, Registrant and       14871)
Chemical Bank.

10.22 Management Agreement dated       Exhibit A to Exhibit 10.30.2 above
August 26, 1988 between
Registrant and Wincom.

10.22.1 Management Agreement by and      Exhibit 10.22.1 to Form 10-Q for
between Fairfield                        the quarter ended June 25, 1993
Communications, Inc. and                 (File No. 0-14871)
Registrant and ML Media
Opportunity Partners, L.P. dated
May 12, 1993.

10.22.2 Sharing Agreement by and among   Exhibit 10.22.2 to Form 10-Q for
Registrant, ML Media Opportunity         the quarter ended June 25, 1993
Partners, L.P., RP Companies,            (File No. 0-14871)
Inc., Radio Equity Partners,
Limited Partnership and
Fairfield Communications, Inc.

10.23 Amended and Restated Credit,     Exhibit 10.33 to Form 10-Q for the
Security and Pledge Agreement          quarter ended June 30, 1989 (File
dated as of August 15, 1988, as        No. 0-14871)
amended and restated as of July
19, 1989 among Registrant,
Wincom Broadcasting Corporation,
Win Communications Inc., Win
Communications of Florida, Inc.,
Win Communications Inc. of
Indiana, WEBE Associates, WICC
Associates, Media Management
Partners, and Chemical Bank and
Chemical Bank, as Agent.

10.23.1 Second Amendment dated as of     Exhibit 10.23.1 to Form 10-Q for
July 30, 1993 to the Amended and         the quarter ended June 25, 1993
Restated Credit, Security and            (File No. 0-14871)
Pledge Agreement dated as of
August 15, 1988, as amended and
restated as of July 19, 1989 and
as amended by the First
Amendment thereto dated as of
August 14, 1989 among
Registrant, Wincom Broadcasting
Corporation, Win Communications
Inc., Win Communications Inc. of
Indiana, WEBE Associates, WICC
Associates, Media Management
Partners, and Chemical Bank and
Chemical Bank, as Agent.

10.24 Agreement of Consolidation,      Exhibit 10.34 to Form 10-Q for the
Extension, Amendment and               quarter ended June 30, 1989 (File
Restatement of the WREX Credit         No. 0-14871)
Agreement and KATC Credit
Agreement between Registrant and
Manufacturers Hanover Trust
Company dated as of June 21,
1989.

10.25 Asset Purchase Agreement between Exhibit 10.35 to Form 10-Q for the
ML Media Partners, L.P. and            quarter ended September 29, 1989
Anaheim Broadcasting Corporation       (File No. 0-14871)
dated July 11, 1989.

10.26 Asset Purchase Agreement between Exhibit 10.36 to Form 10-K Report
WIN Communications Inc. of             for the fiscal year ended December
Indiana, and WIN Communications        28, 1990 (File No. 0-14871)
of Florida, Inc. and Renda
Broadcasting Corp. dated
November 27, 1989.

10.26.1 Asset Purchase Agreement between Exhibit 10.26.1 to Form 10-Q for
WIN Communications of Indiana,           the quarter ended June 25, 1993
Inc. and Broadcast Alchemy, L.P.         (File No. 0-14871)
dated April 30, 1993.

10.26.2 Joint Sales Agreement between    Exhibit 10.26.2 to Form 10-Q for
WIN Communications of Indiana,           the quarter ended June 25, 1993
Inc. and Broadcast Alchemy, L.P.         (File No. 0-14871)
dated May 1, 1993.

10.27 Credit Agreement dated as of     Exhibit 10.39 to Form 10-Q for the
November 15, 1989 between ML           quarter ended June 29, 1990 (File
Media Partners, L.P. and Bank of       No. 0-14871)
America National Trust and
Savings Association.

10.27.1 First Amendment and Limited
Waiver dated as of February 23,
1995 to the Amended and Restated
Credit Agreement dated as of May
15, 1990 among ML Media
Partners, L.P. and Bank of
America National Trust and
Saving Association, individually
and as Agent.

10.28 Asset Purchase Agreement dated   Exhibit 10.38 to Form 10-Q for the
November 27, 1989 between Win          quarter ended June 29, 1990 (File
Communications and Renda               No. 0-14871)
Broadcasting Corp.

10.29 Amended and Restated Credit      Exhibit 10.39 to Form 10-Q for the
Agreement dated as of May 15,          quarter ended June 29, 1990 (File
1990 among ML Media Partners,          No. 0-14871)
L.P. and Bank of America
National Trust and Saving
Association, individually and as
Agent.

10.30 Stock Purchase Agreement between Exhibit 10.40.1 to Form 10-Q for
Registrant and Ponca/Universal         the quarter ended March 27, 1992
Holdings, Inc. dated as of April       (File No. 0-14871)
3, 1992.

10.30.1 Earnest Money Escrow Agreement   Exhibit 10.40.1 to Form 10-Q for
between Registrant and                   the quarter ended March 27, 1992
Ponca/Universal Holdings, Inc.           (File No. 0-14871)
dated as of April 3, 1992.

10.30.2 Indemnity Escrow Agreement       Exhibit 10.40.2 to Form 8-K Report
between Registrant and                   dated July 8, 1992 (File No. 0-
Ponca/Universal Holdings, Inc.           14871)
dated as of July 8, 1992.

10.30.3 Assignment by Registrant in      Exhibit 10.40.3 to Form 8-K Report
favor of Chemical Bank, in its           dated July 8, 1992 (File No. 0-
capacity as agent for itself and         14871)
the other banks party to the
credit agreement dated as of
September 19, 1988, among
Registrant, Universal, certain
subsidiaries of Universal, and
Manufacturers Hanover Trust
Company, as agent.

10.30.4 Confirmation of final Universal  Exhibit 10.40.4 to Form 10-Q for
agreements between Registrant            the quarter ended September 25,
and Manufacturers Hanover Trust          1992 (File No. 0-14871)
Company, dated April 3, 1992.

10.30.5 Letter regarding discharge and   Exhibit 10.40.5 to Form 10-Q for
release of the Universal                 the quarter ended September 25,
Companies and Registrant dated           1992 (File No. 0-14871)
July 8, 1992 between Registrant
and Chemical Bank (as successor,
by merger, to Manufacturers
Hanover Trust Company).

18.1  Letter from Deloitte, Haskins &  Exhibit 18.1 to Form 10-K Report
Sells regarding the change in          for the fiscal year ended December
accounting method, dated March         30, 1988 (File No. 0-14871)
30, 1989.

27.0  Financial Data Schedule to Form
10-K Report for the fiscal year
ended December 30, 1994.

99    Pages 12 through 19 and 38       Prospectus dated February 4, 1986,
through 46 of Prospectus dated         filed pursuant to Rule 424(b)
February 4, 1986, filed pursuant       under the Securities Act of 1933,
to Rule 424(b) under the               as amended (File No. 33-2290)
Securities Act of 1933, as
amended.



(b)   Reports on Form 8-K

Registrant filed with the Securities and Exchange
Commission a Current Report on Form 8-K dated November
28, 1994. This Current Report contained details regarding the sale of California Cable.

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


                              ML MEDIA PARTNERS, L.P.
                              By: Media Management Partners
                                  General Partner

                              By: ML Media Management Inc.



Dated:  March 22, 1995        /s/ Kevin K. Albert
                                  Kevin K. Albert
                                  Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.



RP MEDIA MANAGEMENT


        Signature                   Title               Date

 /s/ I. Martin Pompadur     President, Secretary   March 22, 1995
    (I. Martin Pompadur)    and Director
                            (principal executive
                            officer)




ML MEDIA MANAGEMENT INC.


Signature                   Title                  Date


 /s/ Kevin K. Albert        Director and           March 22, 1995
    (Kevin K. Albert)       President


 /s/ Robert F. Aufenanger   Director and           March 22, 1995
    (Robert F. Aufenanger)  Executive Vice
                            President


 /s/ James K. Mason         Director               March 22, 1995
    (James K. Mason)


 /s/ Robert W. Seitz        Director and Vice      March 22, 1995
    (Robert W. Seitz)       President


 /s/ David G. Cohen         Treasurer (principal   March 22, 1995
    (David G. Cohen)        financial officer and
                            principal accounting
                            officer)
[TYPE] EX - 10
[DOCUMENT-COUNT]
[SROS]
[FILER]