Form 10-Q
period 1995-03-31
ML MEDIA PARTNERS LP
filed 1995-05-15
CIK 785959

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended
                         March 31, 1995

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


Item 1.   Financial Statements

                    TABLE OF CONTENTS


Consolidated Balance Sheets as of March 31, 1995
(Unaudited) and December 30, 1994 (Unaudited)

Consolidated Statements of Operations for the Thirteen
Week Periods Ended March 31, 1995 (Unaudited) and April 1,
1994 (Unaudited)

Consolidated Statements of Cash Flows for the Thirteen
Week Periods Ended March 31, 1995 (Unaudited) and April 1,
1994 (Unaudited)

Notes to the Consolidated Financial Statements for the Thirteen Week Period Ended March 31, 1995 (Unaudited)

                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
 AS OF MARCH 31, 1995 (UNAUDITED) AND DECEMBER 30, 1994 (UNAUDITED)

                                        March 31,     December 30,
                              Notes         1995            1994
ASSETS:
Cash and cash equivalents        2      $ 31,435,826    $ 26,682,289
Short-term investments held
by agent                                          -        6,000,000
Accounts receivable (net
of allowance for doubtful
accounts of $886,095 at
March 31, 1995 and $808,919
at December 30, 1994)                     10,613,899      11,751,637
Prepaid expenses and
deferred charges (net of
accumulated amortization of
$7,918,921 at March 31,
1995, and $7,782,985 at
December 30, 1994)                         3,425,886        3,640,813
Property, plant and
equipment(net of accumulated
depreciation of $125,024,848
at March 31, 1995 and
$120,556,173 at December 30,
1994)                                    82,068,874      85,053,152
Intangible assets (net
of accumulated amortization
of $125,209,776 at March 31,
1995 and $122,438,628 at
December 30, 1994)                        99,888,106     102,344,420
Other assets                     2         4,080,051       2,858,047
TOTAL ASSETS                     2      $231,512,642    $238,330,358



(Continued on the following page)

                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
 AS OF MARCH 31, 1995 (UNAUDITED) AND DECEMBER 30, 1994 (UNAUDITED)
                            (continued)

                                       March 31,      December 30,
                              Notes         1995            1994
LIABILITIES AND PARTNERS'
DEFICIT:
Liabilities:
Borrowings                       2       $215,997,315   $218,170,968
Accounts payable and
accrued liabilities                        31,568,967     34,522,652
Subscriber advance payments                 2,007,232      1,895,400
Total Liabilities                         249,573,514    254,589,020

Commitments and
Contingencies                   2

Partners' Deficit:
General Partner:
Capital contributions, net of
offering expenses               1          1,708,299      1,708,299
Cumulative loss                           (1,825,990)    (1,807,968)
                                            (117,691)       (99,669)

Limited Partners:
Capital contributions, net of
offering expenses (187,994
Units of Limited
Partnership Interest)           1        169,121,150    169,121,150
Tax allowance cash
distribution                             (6,291,459)    (6,291,459)
Cumulative loss                         (180,772,872)  (178,988,684)
                                        (17,943,181)   (16,158,993)
Total Partners' Deficit                 (18,060,872)   (16,258,662)
TOTAL LIABILITIES AND
PARTNERS' DEFICIT                      $ 231,512,642  $ 238,330,358



See Notes to Consolidated Financial Statements (Unaudited).

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE THIRTEEN WEEK PERIODS ENDED MARCH 31, 1995 (UNAUDITED) AND
                      APRIL 1, 1994 (UNAUDITED)

                                          March 31,       April 1,
                                 Notes        1995           1994
REVENUES:
Operating revenue                        $ 26,273,942   $ 25,100,444

Interest                                       69,006         37,134
Gain on sale of assets                              -        123,636
Total revenues                             26,342,948     25,261,214

COSTS AND EXPENSES:
Property operating                          9,991,191      9,197,218
General and administrative                  5,515,831      5,146,010
Depreciation and amortization               7,466,423      7,601,535
Interest expense                            4,773,755      3,421,401
Management fees                               397,958        397,958
Total costs and expenses                   28,145,158     25,764,122

NET LOSS                                 $ (1,802,210)  $   (502,908)


Per Unit of Limited Partnership
  Interest:

NET LOSS                                 $     (9.49)   $      (2.65)


Number of Units                               187,994        187,994



See Notes to Consolidated Financial Statements (Unaudited).

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THIRTEEN WEEK PERIODS ENDED MARCH 31, 1995 (UNAUDITED) AND
                      APRIL 1, 1994 (UNAUDITED)

                                          March 31,      April 1,
                                              1995           1994
Cash flows from operating activities:
Net loss                               $ (1,802,210)   $   (502,908)

Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
Depreciation and amortization              7,466,423      7,601,535
Bad debt expense                             352,202        281,611
Gain on sale of assets                             -      (123,636)

Change in operating assets and
 liabilities:
Decrease in accounts receivable              785,537        406,775
Decrease in short-term investments
 held by agent                             6,000,000              -
Decrease in prepaid expenses
 and deferred charges                         78,991        899,263
(Increase)/decrease in other assets      (1,222,004)      1,025,415
Decrease in accounts payable and
 accrued liabilities                     (2,780,018)      (417,550)
Increase in subscriber advance payments      111,832         25,839


Net cash provided by operating
 activities                                8,990,753      9,196,344



(Continued on the following page)

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE THIRTEEN WEEK PERIODS ENDED MARCH 31, 1995 (UNAUDITED)
                    AND APRIL 1, 1994 (UNAUDITED)
                             (continued)

                                          March 31,     April 1,
                                              1995          1994
Cash flows from investing activities:

Proceeds from sale of assets                       -        62,969

Purchase of property, plant and
  equipment                              (1,799,712)   (2,148,036)

Additions to intangible assets             (263,851)     (372,034)

Net cash used in investing activities    (2,063,563)   (2,457,101)

Cash flows from financing activities:

Principal payments on bank loans         (2,173,653)   (3,450,000)

Net cash used in financing activities    (2,173,653)   (3,450,000)

Net increase in cash and cash
  equivalents                              4,753,537     3,289,243
Cash and cash equivalents at
  beginning of year                       26,682,289    26,916,477
Cash and cash equivalents at end of
  period                                 $31,435,826   $30,205,720

Cash paid for interest                   $ 5,197,436   $ 2,554,077


(Continued on the following page)

Supplemental Disclosure of Non-Cash Investing and Financing
Activities:

The Partnership continues to consolidate its pro rata 50% interest in the Venture which, effective January 1, 1994, also includes the operations of C-ML Radio.






See Notes to Consolidated Financial Statements (Unaudited).

                     ML MEDIA PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THIRTEEN WEEK PERIOD ENDED MARCH 31, 1995 (UNAUDITED)


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

Certain reclassifications were made to the 1994 financial statements to conform with the current period's presentation.

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

2.   LIQUIDITY

As of March 31, 1995, the Partnership had $31,435,826 in cash and cash equivalents, of which $26,779,261 was limited for use at the operating level and the remaining $4,656,565 was the Partnership's working capital.

On November 28, 1994, the Partnership entered into an agreement to sell substantially all of the assets used in the operations of the Partnership's California Cable Systems subject to numerous conditions to closing (see below).

On February 23, 1995 and March 6, 1995, the Partnership entered into non-binding letters of intent to sell WREX and KATC, respectively (see below).

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

As of September 30, 1994 and December 30, 1994, due in part to the negative impact of rate re-regulation on the operations of the California Cable Systems, the Partnership was in default of certain financial covenants contained in the revised ML California Credit Agreement. In addition, as of December 30, 1994, the Partnership expected to be unable to meet during 1995 the principal payment requirements then contained in the revised ML California Credit Agreement. These defaults were cured during the first quarter of 1995.

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

The Partnership currently expects that it will be able to remain in compliance with the terms of the revised ML California Credit Agreement, as amended by the First Amendment, until December 29, 1995, during which period the Partnership would seek to consummate the sale of the California Cable Systems to Century. The Partnership currently expects that if the sale of the California Cable Systems is not consummated prior to December 29, 1995, the Partnership will be unable to meet the scheduled December 29, 1995 principal payment due to the banks pursuant to the revised ML California Credit Agreement, as amended by the First Amendment. As of March 31, 1995 the Partnership was in compliance under the revised ML California Credit Agreement.

At March 31, 1995, the Partnership had funds in an escrow account totalling $790,731, which funds were included in other assets on the accompanying consolidated balance sheets. The funds were deposited in such account during 1994 in accordance with the Partnership's agreement with Cable Telecommunications Joint Powers Agency ("CTJPA") to be held for the benefit of CTJPA's subscribers pending determination of the Partnership's potential need to make refunds to the subscribers in connection with rate re-regulation.

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

During the first quarter of 1995 and during 1994, 1993 and 1992, the Partnership defaulted on the majority of its quarterly principal payments due under its WREX-KATC Loan. As of March 31, 1995, WREX-KATC was in default of $6,507,993 in principal, after giving effect to $867,007 in payments made during 1993 and 1994 from cash generated by the operations of WREX and KATC. On April 21, 1995 the Partnership made a $482,993 principal payment under the WREX-KATC Loan using cash generated by the operations of WREX and KATC. The Partnership is not in default of any regularly scheduled interest payments under the WREX-KATC Loan. In addition, as of December 28, 1990 and continuing through March
31, 1995, the Partnership was in default of financial covenants under its WREX-KATC Loan. The lender granted waivers for the defaults as of December 28, 1990. However, the lender has not granted waivers for any subsequent defaults. As required by the terms of the WREX-KATC Loan, subsequent to entering into the WREX-KATC Loan in 1989, the Partnership advanced a total of $1.0 million to WREX-KATC, including $10,000 in 1993.

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

WINCOM-WEBE-WICC

The Partnership was in compliance with all terms of its Wincom-
WEBE-WICC Loan and the Restructuring Agreement at March 31, 1995.

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

Acting pursuant to the foregoing statutory mandate, the FCC, on May 3, 1993, released a Report and Order ("Rate Order") establishing a new regulatory scheme governing the rates for certain cable television services and equipment. The new rules, among other things, set certain benchmarks which will enable local franchise authorities to require rates for "basic service" (as noted, essentially, local broadcast and access channels) and the FCC (upon receipt of individual complaints) to require rates for certain satellite program services (excluding premium channels) to fall approximately 10% from September 30, 1992 levels, unless the cable operator is already charging rates that are at a so-called "competitive" benchmark level or it can justify a higher rate based on a cost-of-service showing. Rates of all regulated cable systems will then be subject to a price cap that will govern the extent to which rates can be raised in the future without a cost-of-service showing. The rules announced in May 1993, became effective on September 1, 1993.

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

On November 10, 1994, the FCC adopted new "going forward" rules and further tightened its regulation of a la carte packages. These new rules allow operators to pass through the costs, plus a 20 cent per channel mark-up, for channels newly added to regulated tiers. Through 1996, however, operators will be subject to an aggregate cap of $1.50 on the amount they may increase cable program service tier rates due to channel additions. The FCC also established a "new products tier" intended to provide operators unregulated pricing and packaging flexibility, particularly for newer services, so long as they preserve the fundamental nature of their preexisting regulated tiers. Outside of the "new products" approach, however, the Commission reversed its approach to a la carte packages and ruled that all (non-premium) packages of services -- even if also available on an a la carte basis -- would be treated as a regulated tier.

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

In 1995, the FCC has adopted and Congress has proposed measures that may mitigate the effect of the FCC's rate regulations. In May, the FCC announced a decision (the full text of which was not yet available) expanding the number of small cable systems and small companies that qualify for special rate relief. Systems serving 15,000 or fewer subscribers owned by small companies of 400,000 or fewer subscribers may elect a new simplified and possibly more permissive rate mechanism. The FCC has yet to release the details of the new rate mechanism. In addition, bills have been introduced in both the House and Senate that would, if ultimately enacted into law, provide cable operators with substantial relief from rate regulations, at least for the satellite programming tier.

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

In addition, the Partnership is currently unable to determine the impact of the February 22, 1994 and the November 10, 1994 FCC actions and previous FCC actions on its ability to consummate the sale of the California Cable Systems or the potential timing and ultimate value of such sale. However, as discussed below, the FCC actions have had, and will have, a detrimental impact on the revenues and profits of the California Cable Systems.

As an example of the effects of the 1992 Cable Act, in complying with the benchmark regulatory scheme without considering the effect of any future potential cost-of-service showing, the Partnership's California Cable Systems, on a franchise by franchise basis, were required to reduce present combined basic service rates (broadcast tier and satellite service tier) effective September 1, 1993, and again effective July 14, 1994. In addition, pursuant to the 1992 Cable Act, revenue from secondary outlets and from remote control units was eliminated or reduced significantly. At that time, the Partnership began instituting charges for converters, as permitted by the 1992 Cable Act, offering programming services on an a-la-carte basis, which services are not subject to rate regulation, and aggressively marketing unregulated premium services to those subscribers benefiting from decreased basic rates. Despite the institution of these actions by the California Cable Systems, the May, 1993 and February, 1994 rate regulations enacted pursuant to the 1992 Cable Act had a detrimental impact on the revenues and profits of the California Cable Systems. For example, in the first quarter of 1995 the revenues of the California Cable Systems were flat compared to the first quarter of 1994 after having increased in every previous year. Any limits imposed by the FCC on a-la-carte pricing will have a further detrimental impact on the revenues and profits of the California Cable Systems.

The Partnership is currently unable to ascertain the full impact of the February 22, 1994 and the November 10, 1994 actions and previous FCC actions on the C-ML Cable Systems. While the impact of a September 1, 1993 rate and tier restructuring to comply with the 1992 Cable Act did not have a significant negative impact on the revenues and profits of C-ML Cable, the February 22, 1994 FCC action had a detrimental impact on the revenues and profits on C-ML Cable. However, the Partnership does not presently anticipate that this reduced rate of revenue growth will result in any defaults under the C-ML Notes or the C-ML Revolving Credit Agreement during 1995. There were no defaults under the C-ML Notes or the C-ML Revolving Credit Agreement at March 31, 1995.

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

3.   ADDITIONAL INFORMATION

Additional information, including the audited year end 1994 Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's filing on Form 10-K for the year ended December 30, 1994 on file with the Securities and Exchange Commission.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources

As of March 31, 1995, Registrant had $31,435,826 in cash and cash equivalents, of which $26,779,261 was limited for use at the operating level and the remaining $4,656,565 was Registrant's working capital.

On November 28, 1994, Registrant entered into an agreement to sell substantially all of the assets used in the operations of Registrant's California Cable Systems subject to numerous conditions to closing (see below).

On February 23, 1995 and March 6, 1995, Registrant entered into non-binding letters of intent to sell WREX and KATC, respectively
(see below).

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

As of September 30, 1994 and December 30, 1994, due in part to the negative impact of rate re-regulation on the operations of the California Cable Systems, Registrant was in default of certain financial covenants contained in the revised ML California Credit Agreement. In addition, as of December 30, 1994, Registrant expected to be unable to meet during 1995 the principal payment requirements then contained in the revised ML California Credit Agreement. These defaults were cured during the first quarter of 1995.

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

Registrant currently expects that it will be able to remain in compliance with the terms of the revised ML California Credit Agreement, as amended by the First Amendment, until December 29, 1995, during which period Registrant would seek to consummate the sale of the California Cable Systems to Century. Registrant currently expects that if the sale of the California Cable Systems is not consummated prior to December 29, 1995, Registrant will be unable to meet the scheduled December 29, 1995 principal payment due to the banks pursuant to the revised ML California Credit Agreement, as amended by the First Amendment. As of March 31, 1995 Registrant was in compliance under the revised ML California Credit Agreement.

At March 31, 1995, Registrant had funds in an escrow account totalling $790,731, which funds were included in other assets on the accompanying consolidated balance sheets. The funds were deposited in such account in accordance with Registrant's agreement with Cable Telecommunications Joint Powers Agency ("CTJPA") to be held for the benefit of CTJPA's subscribers pending determination of Registrant's potential need to make refunds to the subscribers in connection with rate re-regulation.

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

During the first quarter of 1995 and during 1994, 1993 and 1992, Registrant defaulted on the majority of its quarterly principal payments due under its WREX-KATC Loan. As of March 31, 1995, WREX-KATC was in default of $6,507,993 in principal, after giving effect to $867,007 in payments made during 1993 and 1994 from cash generated by the operations of WREX and KATC. On April 21, 1995 Registrant made a $482,993 principal payment under the WREX-KATC Loan using cash generated by the operations of WREX and KATC. Registrant is not in default of any regularly scheduled interest payments under the WREX-KATC Loan. In addition, as of December 28, 1990 and continuing through March 31, 1995, Registrant was in default of financial covenants under its WREX-KATC Loan. The lender granted waivers for the defaults as of December 28, 1990. However, the lender has not granted waivers for any subsequent defaults. As required by the terms of the WREX-KATC Loan, subsequent to entering into the WREX-KATC Loan in 1989, Registrant advanced a total of $1.0 million to WREX-KATC, including $10,000 in 1993.

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

WINCOM-WEBE-WICC

Registrant was in compliance with all terms of its Wincom-WEBE-
WICC Loan and the Restructuring Agreement at March 31, 1995.

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

Results of Operations

1995 vs. 1994

During the thirteen week periods ended March 31, 1995 and April 1, 1994, Registrant had total operating revenues of approximately $26.3 million and $25.1 million, respectively. The approximate $1.2 million increase was due to increased revenues at all of its media properties, with the exception of television station WREX, where revenues declined slightly from the first quarter of 1994 to the first quarter of 1995.

Revenues for the first quarter of 1995 increased over the same period in 1994 by approximately $0.1 million at California Cable and $0.3 million at C-ML Cable. The relatively small increase in revenue at California Cable resulted primarily from the impact of the second round of rate regulation imposed by the FCC in July 1994. Revenues generated from the increase in the number of basic subscribers from 132,622 at the end of the first quarter 1994, to 136,082 at the end of the first quarter of 1995, were mostly offset by decreases in revenues due to a decline in the number of premium subscriptions from 75,562 to 74,806, over the same period. The increase in the number of basic subscribers from year to year was a result of increased marketing efforts. The number of basic subscribers at March 31, 1995 increased only slightly since the beginning of the year. Pay-per-view revenue in the first quarter of 1995 decreased from the first quarter of 1994 due primarily to a significantly lower number of special events.

The increase in revenues at C-ML reflects an increase in the number of basic subscribers, from 105,676 at the end of the first quarter of 1994 to 113,579 at the end of the first quarter of 1995 due primarily to successful marketing efforts. Despite the increase in basic subscriptions, the number of premium subscriptions remained steady with 68,396 at the end of the first quarter of 1994, and 69,794 at the end of the first quarter of 1995, primarily due to weakness in the local economy and an ongoing softness of subscriber demand.

Revenues at Registrant's Wincom-WEBE-WICC radio group increased by approximately $0.6 million in the first quarter of 1995 compared to the same period in 1994 due, in part, to increased local and national advertising resulting from improved market conditions.

Television stations KATC and WREX reported a combined increase of approximately $0.2 million in revenue as a result of stronger local and national revenues, particularly at KATC, partially offset by lower political revenues, particularly at WREX.

During the first thirteen weeks of 1995 and 1994, Registrant incurred property operating expenses of approximately $10.0 million and $9.2 million, respectively, in connection with the operation of its cable, radio and television properties. Registrant's total property operating expenses increased by approximately $0.8 million from year to year due to: an increase in operating expenses at California Cable of approximately $0.3 million due primarily to higher programming costs; increases at the Wincom-WEBE-WICC group of approximately $0.2 million due mostly to increases in commissions and other revenue-related expenses; and increases at television stations WREX and KATC of approximately $0.2 million due to increased sales promotions and the expansion of the news departments at both stations.

Other increases or decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

During the first thirteen weeks of 1995 and 1994, Registrant incurred general and administrative expenses of approximately $5.5 million and $5.1 million, respectively, in connection with the operation of its cable, radio and television properties. Registrant's total general and administrative expenses increased by approximately $0.4 million from year to year due to: increases at California Cable of approximately $0.2 million due mostly to costs related to the pending disposition of the California Cable Systems; and increases of approximately $0.1 million at radio station WQAL-FM due to refurbishment costs related to new office space.

Other increases or decreases in general and administrative expenses at Registrant's other properties were immaterial either individually or in the aggregate.

Registrant earned interest income of approximately $69,000 and $37,000 during the first thirteen weeks of 1995 and 1994, respectively, on its working capital balance.

Interest expense of approximately $4.8 million and $3.4 million in the first thirteen weeks of 1995 and 1994, respectively, represent the cost incurred for borrowed funds used to acquire various media properties. The approximately $1.4 million increase in interest expense is due, in part, to an increase of approximately $1.1 million related to the Revised ML California Cable Credit Agreement resulting both from higher floating interest rates from year to year and the increased rate incorporated in the First Amendment to the loan. Interest expense also increased under the Wincom-WEBE-WICC Loan ($0.1 million) and the WREX-KATC Loan ($0.2 million) due to higher floating interest rates.

Registrant's depreciation and amortization expense totalled approximately $7.5 million and $7.6 million in the first thirteen weeks of 1995 and 1994, respectively. The decrease of approximately $0.1 million was due to a decrease of approximately $0.3 million at WREX and KATC reflecting the full depreciation of certain equipment in the intervening period, partially offset by an increase of approximately $0.2 million at California Cable due to capital expenditures in the intervening period.

Other increases or decreased in depreciation and amortization expense at Registrant's other properties were immaterial either individually or in the aggregate.

                   PART II - OTHER INFORMATION


Item 3.  Defaults Upon Senior Securities

         Reference is hereby made to Part I  Item 1. Financial
         Statements Footnote 2. Liquidity.

Item 5.  Other Information

         none.

Item 6.  Exhibits and Reports on Form 8-K

          A). Exhibits:

              Exhibit #     Description

              27.           Financial Data Schedule

          B). Reports on Form 8-K

              None

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ML MEDIA PARTNERS, L.P.
                           By: Media Management Partners
                               General Partner

                           By: ML Media Management Inc.


Dated:  May 15, 1995       /s/ Kevin K. Albert
                               Kevin K. Albert
                               Director and President


Dated:  May 15, 1995       /s/ Robert F. Aufenanger
                               Robert F. Aufenanger
                               Director and Executive Vice
                               President


Dated:  May 15, 1995       /s/ David G. Cohen
                               David G. Cohen
                               Treasurer
                               (principal accounting officer
                                and principal financial
                                officer of the Registrant)



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ML MEDIA PARTNERS, L.P.
                              By: Media Management Partners
                                  General Partner

                              By: RP Media Management


Dated: May 15, 1995            /s/I. Martin Pompadur
                                  I. Martin Pompadur
                                  President, Secretary and
                                  Director
                                  (principal executive officer of
                                   the Registrant)