Form 10-Q
period 1995-06-30
ML MEDIA PARTNERS LP
filed 1995-08-14
CIK 785959

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended
                          June 30, 1995

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


              Item 1.   Financial Statements

                    TABLE OF CONTENTS


Consolidated Balance Sheets as of June 30, 1995
(Unaudited) and December 30, 1994 (Unaudited)

Consolidated Statements of Operations for the Thirteen and Twenty-Six Week Periods Ended June 30, 1995 (Unaudited) and July 1, 1994 (Unaudited)

Consolidated Statements of Cash Flows for the Twenty-Six
Week Periods Ended June 30, 1995 (Unaudited) and July 1,
1994 (Unaudited)

Notes to the Consolidated Financial Statements for the Twenty-Six Week Period Ended June 30, 1995 (Unaudited)

                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
 AS OF JUNE 30, 1995 (UNAUDITED) AND DECEMBER 30, 1994 (UNAUDITED)

                                         June 30,     December 30,
                              Notes         1995            1994
ASSETS:
Cash and cash equivalents        2      $ 29,159,306     $ 26,682,289
Short-term investments held
by agent                                          -        6,000,000
Accounts receivable (net
of allowance for doubtful
accounts of $818,233 at June
30, 1995 and $808,919 at
December 30, 1994)                       10,177,445       11,751,637
Prepaid expenses and
deferred charges (net of
accumulated amortization of
$8,162,511 at June 30,
1995, and $7,782,985 at
December 30, 1994)                        3,427,276        3,640,813
Property, plant and
equipment(net of accumulated
depreciation of $129,547,689
at June 30, 1995 and
$120,556,173 at December 30,
1994)                                    80,528,299       85,053,152
Intangible assets (net
of accumulated amortization
of $127,851,441 at June 30,
1995 and $122,438,628 at
December 30, 1994)
                                         97,275,519      102,344,420
Other assets                     2         5,748,106        2,858,047
TOTAL ASSETS                     2      $226,315,951     $238,330,358



(Continued on the following page)

                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
 AS OF JUNE 30, 1995 (UNAUDITED) AND DECEMBER 30, 1994 (UNAUDITED)
                            (continued)

                                        June 30,      December 30,
                              Notes         1995            1994
LIABILITIES AND PARTNERS'
DEFICIT:
Liabilities:
Borrowings                       2       $211,880,929   $218,170,968
Accounts payable and
accrued liabilities                       30,595,963     34,522,652
Subscriber advance payments                 2,078,097      1,895,400
Total Liabilities                         244,554,989    254,589,020

Commitments and Contingencies
                                2

Partners' Deficit:
General Partner:
Capital contributions, net of
offering expenses               1          1,708,299      1,708,299
Cumulative loss                           (1,827,772)    (1,807,968)
                                           (119,473)       (99,669)

Limited Partners:
Capital contributions, net of
offering expenses (187,994
Units of Limited
Partnership Interest)           1        169,121,150    169,121,150
Tax allowance cash
distribution                             (6,291,459)    (6,291,459)
Cumulative loss                         (180,949,256)  (178,988,684)
                                        (18,119,565)   (16,158,993)
Total Partners' Deficit                 (18,239,038)   (16,258,662)
TOTAL LIABILITIES AND
PARTNERS' DEFICIT                       $226,315,951  $ 238,330,358



See Notes to Consolidated Financial Statements (Unaudited).

                        ML MEDIA PARTNERS, L.P.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED JUNE 30, 1995
               (UNAUDITED) AND JULY 1, 1994 (UNAUDITED)

                    Thirteen Weeks               Twenty-Six Weeks
             June 30, 1995  July 1, 1994   June 30, 1995  July 1, 1994
REVENUES:
Operating
revenue      $ 28,356,548     $26,939,095   $ 54,630,490    $52,039,539

Interest            70,139          45,130        139,145         82,264
Gain on sales
of assets
                       --           2,600             --        126,236
Total
revenues       28,426,687      26,986,825     54,769,635     52,248,039
COSTS AND
EXPENSES:
Property
operating      10,339,709       9,741,828     20,330,900     18,939,046
General and
adminis-
trative         5,509,395       5,269,637     11,025,226     10,415,647
Depreciation
and amorti-
zation          7,451,539       7,542,525     14,917,962     15,144,060
Interest
expense         4,906,252       3,734,850      9,680,007      7,156,251
Management
fees              397,958         397,958        795,916        795,916
Total costs
and
expenses     $ 28,604,853     $26,686,798   $ 56,750,011    $52,450,920

NET (LOSS)/-
INCOME       $   (178,166     $   300,027  $ (1,980,376)   $  (202,881)
                        )

PER UNIT OF LIMITED PARTNERSHIP INTEREST:
NET (LOSS)/-
INCOME       $     (0.94_     $      1.58  $     (10.43)    $    (1.07)
                        )

Number of
Units             187,994         187,994        187,994        187,994

See Notes to Consolidated Financial Statements (Unaudited).

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE TWENTY-SIX WEEK PERIODS ENDED JUNE 30, 1995 (UNAUDITED) AND
                      JULY 1, 1994 (UNAUDITED)

                                          June 30,        July 1,
                                              1995           1994
Cash flows from operating activities:
Net loss                                 $ (1,980,37   $   (202,881)
                                                  6)
Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
Depreciation and amortization             14,917,962      15,038,237
Bad debt expense                             291,383         198,578
Gain on sale of assets                            --       (126,236)

Change in operating assets and
 liabilities:
Decrease/(increase) in accounts
 receivable                                1,282,810     (1,000,566)
Decrease in short-term investments
 held by agent                             6,000,000               -
Increase in prepaid expenses
 and deferred charges                      (165,989)       (140,449)
(Increase)/decrease in other assets      (2,890,059)           4,201
Increase/(decrease) in accounts payable
 and accrued liabilities                 (3,506,091)         383,605
Increase in subscriber advance payments      182,697          31,542

Net cash provided by operating
 activities                               14,132,337      14,186,031



(Continued on the following page)

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE TWENTY-SIX WEEK PERIODS ENDED JUNE 30, 1995 (UNAUDITED) AND
                      JULY 1, 1994 (UNAUDITED)
                             (continued)

                                          June 30,       July 1,
                                              1995          1994
Cash flows from investing activities:

Proceeds from sale of assets                      --        247,223

Purchase of property, plant and
  equipment                              (4,991,850)    (4,263,341)

Additions to intangible assets             (373,431)      1,075,770

Net cash used in investing activities    (5,365,281)    (2,940,348)

Cash flows from financing activities:

Principal payments on bank loans         (6,290,039)    (6,175,000)

Net cash used in financing activities    (6,290,039)    (6,175,000)

Net increase in cash and cash
  equivalents                              2,477,017      5,070,683
Cash and cash equivalents at
  beginning of year                       26,682,289     26,916,477
Cash and cash equivalents at end of
  period                                $ 29,159,306    $31,987,160


Cash paid for interest                  $ 11,771,859    $ 7,370,893



(Continued on the following page)

Supplemental Disclosure of Non-Cash Investing and Financing
Activities:

The Partnership continues to consolidate its pro rata 50% interest in the Venture which, effective January 1, 1994, also includes the operations of C-ML Radio.






See Notes to Consolidated Financial Statements (Unaudited).

                     ML MEDIA PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE TWENTY-SIX WEEK PERIOD ENDED JUNE 30, 1995 (UNAUDITED)


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

2.   LIQUIDITY

As of June 30, 1995, the Partnership had $29,159,306 in cash and cash equivalents, of which $24,507,323 was limited for use at the operating level and the remaining $4,651,983 was the Partnership's working capital.

On November 28, 1994, the Partnership entered into an agreement to sell substantially all of the assets used in the operations of the Partnership's California Cable Systems subject to numerous conditions to closing (see below).

On May 25, 1995, the Partnership entered into an agreement to sell substantially all of the assets used in the operations of the Partnership's television station WREX subject to numerous conditions to closing. The sale was consummated on July 31, 1995 (see below).

On June 1, 1995, the Partnership entered into an agreement to sell substantially all of the assets used in the operations of the Partnership's television station KATC, subject to numerous conditions to closing (see below).

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

The Partnership currently expects that it will be able to remain in compliance with the terms of the revised ML California Credit Agreement, as amended, until December 29, 1995, during which period the Partnership will seek to consummate the sale of the California Cable Systems to Century. The Partnership currently expects that if the sale of the California Cable Systems is not consummated prior to December 29, 1995, the Partnership will be unable to meet the scheduled December 29, 1995 principal payment due to the banks pursuant to the revised ML California Credit Agreement, as amended. As of June 30, 1995 the Partnership was in compliance under the revised ML California Credit Agreement and the outstanding principal debt balance was $125,292,500.

At June 30, 1995, the Partnership had funds in an escrow account totaling $798,302, which funds were included in other assets on the accompanying consolidated balance sheets. The funds were deposited in such account during 1994 in accordance with the Partnership's agreement with Cable Telecommunications Joint Powers Agency ("CTJPA") to be held for the benefit of CTJPA's subscribers pending determination of the Partnership's potential need to make refunds to the subscribers in connection with rate re-regulation.

At June 30, 1995, the Partnership had funds in an escrow account totaling $694,797, which funds were included in other assets on the accompanying consolidated balance sheet. The funds were deposited in such account during the first quarter of 1995 to be held for the benefit of the City of Fairfield's subscribers pending determination of the Partnership's potential need to make refunds to the subscribers in connection with rate re-regulation.

The FCC has not yet made a decision on the CTJPA rate appeal. However, the FCC's decision on the most material issues in the Partnership's other rate cases have been decided in a manner predominantly favorable to the Partnership. The FCC decision on the Fairfield rate appeal was predominantly favorable to the Partnership. The escrow account is expected to be substantially reduced as soon as the city has revised the rate structure to be in compliance with the conditions of the FCC's decision.

WREX-KATC

On June 1, 1995, the Partnership entered into an agreement (the "Asset Purchase Agreement") with KATC Communications, Inc. (the "Buyer") to sell to the Buyer substantially all of the assets used in the operations of the Partnership's television station KATC-TV other than cash and accounts receivable. The purchase price for the assets is $24,500,000. It is expected that the entire proceeds of the sale, together with the proceeds of the sale of WREX-TV (see below), after application to the expenses and liabilities relating to the sales, will be applied to repay bank indebtedness under the WREX-KATC Loan and to pay other debts and obligations of the Partnership, as provided in the Partnership's Partnership Agreement, and any remaining proceeds will be distributed to the partners of the Partnership. The Buyer is not assuming the accounts payable or other liabilities of KATC-TV. Consummation of the sale pursuant to the Asset Purchase Agreement is subject to the satisfaction of certain conditions, including obtaining approvals from the Federal Communications Commission.

On July 31, 1995, the Partnership completed the sale to Quincy Newspapers, Inc. ("Quincy") of substantially all of the assets used in the operations of the Partnership's television station WREX-TV, other than cash and accounts receivable. The purchase price for the assets was $18,370,500, subject to certain adjustments. A reserve of approximately $2.3 million was established to cover certain purchase price adjustments and expenses and liabilities relating to the sale, and the balance of approximately $16.1 million was applied to repay a portion of the bank indebtedness under the WREX-KATC Loan. Any unused funds from the $2.3 million reserve will also be applied to repay a portion of the WREX-KATC loan. The remaining balance of the indebtedness will continue to be secured by the assets of KATC-TV. Quincy did not assume the accounts payable or other liabilities of WREX-TV. The Partnership expects to recognize a gain on the sale of WREX and KATC in the third quarter of 1995.

During the first and second quarters of 1995 and during 1994, 1993 and 1992, the Partnership defaulted on the majority of its quarterly principal payments due under its WREX-KATC Loan. As of June 30, 1995, WREX-KATC was in default of $6.4 million in principal, after giving effect to $867,007 in payments made during 1993 and 1994 and $982,993 in payments made in the second quarter of 1995 from cash generated by the operations of WREX and KATC. The Partnership is not in default of any regularly scheduled interest payments under the WREX-KATC Loan. In addition, as of December 28, 1990 and continuing through June 30, 1995, the Partnership was in default of financial covenants under its WREX-KATC Loan. The lender granted waivers for the defaults as of December 28, 1990. However, the lender has not granted waivers for any subsequent defaults. As required by the terms of the WREX-KATC Loan, subsequent to entering into the WREX-KATC Loan in 1989, the Partnership advanced a total of $1.0 million to WREX-KATC, including $10,000 in 1993.

The Partnership expects to experience future principal payment and covenant defaults under the WREX-KATC Loan. The Partnership sought unsuccessfully to restructure the WREX-KATC Loan and, as previously discussed, decided to sell WREX and KATC. The Partnership does not intend to, nor is it obligated to, advance any further working capital to its remaining station, KATC. The lender to WREX-KATC has informed the Partnership that it reserves all of its rights and remedies under the WREX-KATC Loan agreement, including the right to accelerate the maturity of the indebtedness under the WREX-KATC Loan and to foreclose on, or otherwise force a sale of, the assets of KATC (but not the other assets of the Partnership). Borrowings under the WREX-KATC Loan are nonrecourse to the Partnership. The outstanding principal debt balance of the WREX-KATC Loan was $22,400,000 at June 30, 1995.

WINCOM-WEBE-WICC

The Partnership was in compliance with all terms of its Wincom-
WEBE-WICC Loan and the Restructuring Agreement at June 30, 1995.
The outstanding principal debt balance was $14,188,428 at June 30, 1995.

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

Rate Regulation

The 1992 Cable Act completely supplanted the rate regulation provisions of the 1984 Cable Act. The 1992 Act establishes that rate regulation applies to rates charged for the basic tier of service by any cable system not subject to "effective competition," which is, in turn, deemed to exist if (1) fewer than 30 percent of the households in the service area subscribe to the system, (2) at least 50 percent of the households in the franchise area are served by two multichannel video programming distributors ("MVPD") and at least 15 percent of the households in the franchise area subscribe to any MVPD other than the dominant cable operator, or (3) a franchising authority for that franchise area itself serves as a multichannel video programming distributor offering service to at least 50 percent of the households in the franchise area. Under this new statutory definition, the Partnership's systems, like most cable systems in most areas, are not presently subject to effective competition. The basic tier must include all signals required to be carried under the 1992 Cable Act's mandatory carriage provisions, all PEG channels required by the franchise, and all broadcast signals other than "superstations."

Acting pursuant to the foregoing statutory mandate, the FCC, on May 3, 1993, released a Report and Order ("Rate Order") establishing a new regulatory scheme governing the rates for certain cable television services and equipment. The new rules, among other things, set certain benchmarks enabling local franchise authorities to require rates for "basic service" (as noted, essentially, local broadcast and access channels) and the FCC (upon receipt of individual complaints) to require rates for certain satellite program services (excluding premium channels) to fall approximately 10% from September 30, 1992 levels, unless the cable operator is already charging rates that are at a so-called "competitive" benchmark level or it can justify a higher rate based on a cost-of-service showing. Rates of all regulated cable systems are then subject to a price cap that governs the extent to which rates can be raised in the future without a cost-of-service showing. The rules announced in May 1993, became effective on September 1, 1993.

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

Under the FCC's revised benchmark regulations, systems not facing "effective competition" that have become subject to regulation were required to set their rates at a level equal to their September 30, 1992 rates minus a revised "competitive differential" of 17 percent (a "differential" which, as noted, was set at 10 percent in the FCC's May 1993 Rate Order). Cable operators who seek to charge rates higher than those produced by applying the competitive differential may elect to invoke new cost-of-service procedures (discussed below).

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

In its May 1993 Rate Order the FCC exempted from rate regulation the price of packages of "a la carte" channels if certain conditions were met. Upon reconsideration, however, the FCC on February 22, 1994 effectively tightened its regulatory treatment of "a la carte" packages by establishing more elaborate criteria designed to ensure that such practices are not employed so as to unduly evade rate regulation. When assessing the appropriate regulatory treatment of "a la carte" packages, the FCC stated it will consider, inter alia, the following factors as possibly suggesting that such packages do not qualify for non-regulated treatment: whether the introduction of the package avoids a rate reduction that otherwise would have been required under the FCC's rules; whether an entire regulated tier has been eliminated and turned into an "a la carte" package; whether a significant number or percentage of the "a la carte" channels were removed from a regulated service tier; whether the package price is deeply discounted when compared to the price of an individual channel; and whether the subscriber must pay significant equipment or other charges to purchase an individual channel in the package. In addition, the FCC considers factors that will reflect in favor of non-regulated treatment such as whether the channels in the package have traditionally been offered on an "a la carte" basis or whether the subscriber is able to select the channels that comprise the "a la carte" package. "A la carte" packages which are found to evade rate regulation rather than enhance subscriber choice are treated as regulated tiers, and operators engaging in such practices may be subject to forfeitures or other sanctions by the FCC.

In another action, the FCC adopted a methodology for determining rates when channels are added to or deleted from regulated tiers and announced that it will treat programming costs as external costs and that operators may recover the full amount of programming expenses associated with added channels. Operators may also recover a mark-up on their programming expenses. These adjustments and calculations are made on a new FCC form.

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

In June of 1995, a federal appeals court rejected a number of challenges to the FCC's rate regulations, holding that the 17% rate roll back is lawful. However, this decision also eased the second test for "effective competition" (as described above) and permitted cable operators to recover external costs during the gap period from the enactment of the Cable Act to the initial date of regulation.

In a separate action on February 22, 1994, the FCC adopted interim rules to govern cost of service proceedings initiated by cable operators. Operators who elect to pursue cost of service proceedings will have their rates based on their allowable costs, in a proceeding based on principles similar to those that govern cost-based rate regulation of telephone companies. Under this methodology, cable operators may recover, through the rates they charge for regulated cable service, their normal operating expenses and a reasonable return on investment. The FCC has, for these purposes, established an interim industry-wide rate of return of 11.25%. It has also determined that acquisition costs above book value are presumptively excluded from the rate base.
At the same time, certain intangible, above-book costs, such as start-up losses (limited to losses actually incurred during a two-year start-up period) and the costs of obtaining franchise rights and some start-up organizational costs such as customer lists, may be allowed. There are no threshold requirements limiting the cable systems eligible for a cost of service showing, except that, once rates have been set pursuant to a cost of service approach, cable operators may not file a new cost of service showing to justify new rates for a period of two years. Finally, the FCC notes that it will, in certain individual cases, consider a special hardship showing (or the need for special rate relief) where an operator demonstrates that the rates set by a cost of service proceeding would constitute confiscation of investment and that some higher rate would not represent exploitation of customers. In considering whether to grant such a request, the FCC emphasizes that, among other things, it would examine the overall financial condition of the operator and whether there is a realistic threat of termination of service. These interim rules remain the subject of both a further FCC rulemaking and a pending appeal in the U.S. Court of Appeals for the D.C. Circuit, which is being held in abeyance pending the completion of the FCC's rules.

In 1995, the FCC has adopted and Congress has proposed measures that may mitigate the effect of the FCC's rate regulations. In May, the FCC announced a decision expanding the number of small cable systems and small companies that qualify for special rate relief. Systems serving 15,000 or fewer subscribers owned by small companies of 400,000 or fewer subscribers may elect a new simplified and possibly more permissive rate mechanism. Pursuant to this mechanism, small systems may use a new formula to calculate a per-channel rate that shall be considered presumptively reasonable if it is below $1.24 per channel. In addition, bills have passed in both the House and Senate that would, if ultimately enacted into law, pare back rate regulation of satellite program services and end cable rate regulation altogether when a telephone company provides video programming services directly to subscribers in a cable operator's franchise area.

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

As an example of the effects of the 1992 Cable Act, in complying with the benchmark regulatory scheme without considering the effect of any future potential cost-of-service showing, the Partnership's California Cable Systems, on a franchise by franchise basis, were required to reduce present combined basic service rates (broadcast tier and satellite service tier) effective September 1, 1993, and again effective July 14, 1994. In addition, pursuant to the 1992 Cable Act, revenue from secondary outlets and from remote control units was eliminated or reduced significantly. At that time, the Partnership began instituting charges for converters, as permitted by the 1992 Cable Act, offering programming services on an a-la-carte basis, which services are not subject to rate regulation, and aggressively marketing unregulated premium services to those subscribers benefiting from decreased basic rates. Despite the institution of these actions by the California Cable Systems, the May, 1993 and February, 1994 rate regulations enacted pursuant to the 1992 Cable Act had a detrimental impact on the revenues and profits of the California Cable Systems. For example, in the first half of 1995 the revenues of the California Cable Systems increased marginally compared to the first half of 1994 after far greater increases in every previous year.

The Partnership is currently unable to ascertain the full impact of the February 22, 1994 and the November 10, 1994 actions and previous FCC actions on the C-ML Cable Systems. While the impact of a September 1, 1993 rate and tier restructuring to comply with the 1992 Cable Act did not have a significant negative impact on the revenues and profits of C-ML Cable, the February 22, 1994 FCC action had a detrimental impact on the revenues and profits of C-ML Cable. However, the Partnership does not presently anticipate that this reduced rate of revenue growth will result in any defaults under the C-ML Notes or the C-ML Revolving Credit Agreement during 1995. There were no defaults under the C-ML Notes or the C-ML Revolving Credit Agreement at June 30, 1995.

Summary

Based upon a review of the current financial performance of the Partnership's investments, the Partnership continues to monitor its working capital level. The Partnership does not have sufficient cash to meet all of the contractual debt obligations of all of its investments, nor is it obligated to do so. The Partnership does not currently expect to, nor is it obligated to, advance any of its unrestricted working capital to KATC.

As previously reported, the Partnership has deferred certain general partner management fees since the second quarter of 1989 and certain general partner reimbursements of out-of-pocket expenses since the third quarter of 1989. The Partnership will pay these deferred amounts due to the General Partner from net sales proceeds it receives from the disposition of its investments, including the pending sale of its remaining television station, KATC-TV, and any remaining proceeds from each disposition will be distributed to the partners of the Partnership.

As of June 30, 1995, the balance of such deferred amounts totaled approximately $15.3 million.

3.   ADDITIONAL INFORMATION

Additional information, including the audited year-end 1994 Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's filing on Form 10-K for the year ended December 30, 1994 on file with the Securities and Exchange Commission.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources

As of June 30, 1995, Registrant had $29,159,306 in cash and cash equivalents, of which $24,507,323 was limited for use at the operating level and the remaining $4,651,983 was Registrant's working capital.

On November 28, 1994, Registrant entered into an agreement to sell substantially all of the assets used in the operations of Registrant's California Cable Systems subject to numerous conditions to closing (see below).

On May 25, 1995, Registrant entered into an agreement to sell substantially all of the assets used in the operations of Registrant's television station WREX subject to numerous conditions to closing (see below). The sale was consummated on July 31, 1995.

On June 1, 1995, Registrant entered into an agreement to sell substantially all of the assets used in the operations of Registrant's television station KATC, subject to numerous conditions to closing.

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

Registrant is currently unable to determine the impact of the February 22, 1994 FCC action and previous FCC actions on its ability to consummate the sale of the California Cable Systems or the potential timing and ultimate value of such sale. However, the FCC actions have had, and will have, a detrimental impact on the revenues and profits of the California Cable Systems.

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

Registrant currently expects that it will be able to remain in compliance with the terms of the revised ML California Credit Agreement, as amended, until December 29, 1995, during which period Registrant will seek to consummate the sale of the California Cable Systems to Century. Registrant currently expects that if the sale of the California Cable Systems is not consummated prior to December 29, 1995, Registrant will be unable to meet the scheduled December 29, 1995 principal payment due to the banks pursuant to the revised ML California Credit Agreement, as amended. As of June 30, 1995 Registrant was in compliance under the revised ML California Credit Agreement and the outstanding principal debt balance was $125,292,500.

At June 30, 1995, Registrant had funds in an escrow account totaling $798,302, which funds were included in other assets on the accompanying consolidated balance sheets. The funds were deposited in such account in accordance with Registrant's agreement with Cable Telecommunications Joint Powers Agency ("CTJPA") to be held for the benefit of CTJPA's subscribers pending determination of Registrant's potential need to make refunds to the subscribers in connection with rate re-regulation.

At June 30, 1995, Registrant had funds in an escrow account totaling $694,797, which funds were included in other assets on the accompanying consolidated balance sheet. The funds were deposited in such account during the first quarter of 1995 to be held for the benefit of the City of Fairfield's subscribers pending determination of Registrant's potential need to make refunds to the subscribers in connection with rate re-regulation.

The FCC has not yet made a decision on the CTJPA rate appeal. However, the FCC's decision on the most material issues in Registrant's other rate cases have been decided in a manner predominantly favorable to Registrant. The FCC decision on the Fairfield rate appeal was predominantly favorable to Registrant. The escrow account is expected to be substantially reduced as soon as the city has revised the rate structure to be in compliance with the conditions of the FCC's decision.

WREX-KATC

On June 1, 1995, Registrant entered into an agreement (the "Asset Purchase Agreement") with KATC Communications, Inc. (the "Buyer") to sell to the Buyer substantially all of the assets used in the operations of Registrant's television station KATC-TV, other than cash and accounts receivable. The purchase price for the assets is $24,500,000. It is expected that the entire proceeds of the sale, together with the proceeds of the sale of WREX-TV (see below), after application to the expenses and liabilities relating to the sales, will be applied to repay bank indebtedness under the WREX-KATC Loan and to pay other debts and obligations of Registrant, as provided in Registrant's Partnership Agreement, and any remaining proceeds will be distributed to the partners of Registrant. The Buyer is not assuming the accounts payable or other liabilities of KATC-TV. Consummation of the sale pursuant to the Asset Purchase Agreement is subject to the satisfaction of certain conditions, including obtaining approvals from the Federal Communications Commission.

On July 31, 1995, Registrant completed the sale to Quincy Newspapers, Inc. ("Quincy") of substantially all of the assets used in the operations of Registrant's television station WREX-TV, other than cash and accounts receivable. The purchase price for the assets was $18,370,500, subject to certain adjustments.
A reserve of approximately $2.3 million was established to cover certain purchase price adjustments and expenses and liabilities relating to the sale, and the balance of approximately $16.1 million was applied to repay a portion of the bank indebtedness under the WREX-KATC Loan. Any unused funds from the $2.3 million reserve will also be applied to repay a portion of the WREX-KATC Loan. The remaining balance of the indebtedness will continue to be secured by the assets of KATC-TV. Quincy did not assume the accounts payable or other liabilities of WREX-TV.

During the first and second quarters of 1995 and during 1994, 1993 and 1992, Registrant defaulted on the majority of its quarterly principal payments due under its WREX-KATC Loan. As of June 30, 1995, WREX-KATC was in default of $6.4 million in principal, after giving effect to $867,007 in payments made during 1993 and 1994 and $982,993 in payments made in the second quarter of 1995 from cash generated by the operations of WREX and KATC. Registrant is not in default of any regularly scheduled interest payments under the WREX-KATC Loan. In addition, as of December 28, 1990 and continuing through June 30, 1995, Registrant was in default of financial covenants under its WREX-KATC Loan. The lender granted waivers for the defaults as of December 28, 1990. However, the lender has not granted waivers for any subsequent defaults. As required by the terms of the WREX-KATC Loan, subsequent to entering into the WREX-KATC Loan in 1989, Registrant advanced a total of $1.0 million to WREX-KATC, including $10,000 in 1993.

Registrant expects to experience future principal payment and covenant defaults under the WREX-KATC Loan. Registrant sought unsuccessfully to restructure the WREX-KATC Loan and, as previously discussed, decided to sell WREX and KATC. Registrant does not intend to, nor is it obligated to, advance any further working capital to its remaining station, KATC. The lender to WREX-KATC has informed Registrant that it reserves all of its rights and remedies under the WREX-KATC Loan agreement, including the right to accelerate the maturity of the indebtedness under the WREX-KATC Loan and to foreclose on, or otherwise force a sale of, the assets of KATC (but not the other assets of Registrant). Borrowings under the WREX-KATC Loan are nonrecourse to Registrant. The outstanding principal debt balance of the WREX-KATC Loan was $22,400,000 at June 30, 1995.

WINCOM-WEBE-WICC

Registrant was in compliance with all terms of its Wincom-WEBE-
WICC Loan and the Restructuring Agreement at June 30, 1995. The outstanding principal debt balance was $14,188,428 at June 30, 1995.

Impact of Cable Legislation and Regulation

Refer to discussion in Item 1. Financial Statements (Note 2).

Summary

Based upon a review of the current financial performance of Registrant's investments, Registrant continues to monitor its working capital level. Registrant does not have sufficient cash to meet all of the contractual debt obligations of all of its investments, nor is it obligated to do so. Registrant does not currently expect to, nor is it obligated to, advance any of its unrestricted working capital to KATC.

As previously reported, Registrant has deferred certain general partner management fees since the second quarter of 1989 and certain general partner reimbursements of out-of-pocket expenses since the third quarter of 1989. Registrant will pay these deferred amounts due to the General Partner from net sales proceeds it receives from the disposition of its investments, including the pending sale of its remaining television station, KATC-TV, and any remaining proceeds from each disposition will be distributed to the partners of Registrant.

As of June 30, 1995, the balance of such deferred amounts totaled approximately $15.3 million.

Results of Operations

For the thirteen week periods ended June 30, 1995 and July 1, 1994:

During the thirteen week periods ended June 30, 1995 and July 1, 1994, Registrant had total operating revenues of approximately $28.4 million and $26.9 million, respectively. The approximate $1.5 million increase was primarily due to increased revenue at all media properties with the exception of KORG-KEZY where revenues declined slightly from the second quarter of 1994 to the second quarter of 1995.

Revenues for the second quarter of 1995 increased over the same period in 1994 by approximately $0.3 million at California Cable and $0.4 million at C-ML Cable. The relatively small increase in revenue at California Cable resulted primarily from the negative impact of the second round of rate regulation imposed by the FCC in July 1994. The negative impact of rate regulation was offset by revenues generated from the increase in the number of basic subscribers from 133,700 at the end of the second quarter 1994 to 137,833 at the end of the second quarter of 1995. While premium subscribers increased slightly from 72,583 at the end of the second quarter of 1994 to 73,589 at the end of the second quarter of 1995, premium subscriber revenue decreased slightly as a result of discount promotions. The increase in the number of basic subscribers from year to year was a result of increased marketing efforts, particularly in the second quarter of 1995. The number of basic subscribers at June 30, 1995 increased since the beginning of the year. Pay-per-view revenue remained flat from the second quarter of 1994 to the second quarter of 1995.

The increase in revenues at C-ML Cable reflects an increase in the number of basic subscribers from 109,976 at the end of the second quarter of 1994 to 114,980 at the end of the second quarter of 1995, and an increase in premium subscribers from 66,896 at the end of the second quarter of 1994 to 69,993 at the end of the second quarter 1995, both due to successful marketing efforts.

Television stations KATC and WREX reported a combined increase of approximately $0.3 million in revenue primarily as a result of stronger national advertising and network revenues at KATC, in addition to increased regional revenues at WREX. The Wincom-WEBE-WICC radio group reported an increase in revenues of approximately $0.4 million as a result of stronger local and national advertising revenues resulting from improved market conditions.

During the second quarter of 1995 and 1994, Registrant incurred property operating expenses of approximately $10.3 million and $9.7 million, respectively, in connection with the operation of its cable, radio and television properties. Registrant's total property operating expenses increased by approximately $0.6 million from year to year as a result of: an increase of approximately $0.1 million at the combined cable and radio operations of the Revised Venture, due primarily to increases in certain sales-related expenses; an increase of approximately $0.2 million at California Cable due primarily to higher programming costs; an increase of approximately $0.2 million at the Wincom-WEBE-WICC radio group due to increases in commissions and other revenue related expenses, as well as increased advertising costs; and an increase of approximately $0.1 million at KATC and WREX due primarily to increased sales promotion and the expansion of the news departments at both stations.

The remaining increases or decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

During the second quarter of 1995 and 1994, Registrant incurred general and administrative expenses of approximately $5.5 million and $5.3 million, respectively. Registrant's total general and administrative expenses increased by approximately $0.2 million from year to year as a result of: an increase at California Cable of approximately $0.1 million due primarily to costs related to the pending disposition of the California Cable Systems; an increase at C-ML Cable of approximately $0.2 million due primarily to increased administrative costs related to an increase in the overall subscriber base; and an increase at KATC and WREX of approximately $0.1 million, due primarily to expenses relating to the sale of the TV stations and an increase in insurance expense.

The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Registrant earned interest income of approximately $70,000 and $45,000 during the second quarter of 1995 and 1994, respectively on its working capital balance. The increase is due primarily to an increase in its working capital balance.

Interest expense of approximately $4.9 million and $3.7 million in the second quarter of 1995 and 1994, respectively, represents the cost incurred for borrowed funds utilized to acquire various media properties. The approximate $1.2 million increase in interest expense is due primarily to an increase of approximately $1.0 million related to the revised ML-California Credit Agreement resulting both from higher floating interest rates from year to year and the increased rate incorporated in the First Amendment to the loan. Interest also increased under the Wincom-WEBE-WICC loan ($0.1 million) and the WREX-KATC loan ($0.1 million) due to higher floating interest rates.

Registrant's depreciation and amortization expense totaled approximately $7.4 million and $7.5 million in the second quarter of 1995 and 1994, respectively. Registrant's total depreciation and amortization expense decreased by approximately $0.1 million from year to year due to a decrease of approximately $0.2 million at KATC reflecting fully depreciated equipment, partially offset by an increase of approximately $0.1 million at California Cable due to capital expenditures.

The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in the aggregate.

For the twenty-six week periods ended June 30, 1995 and July 1, 1994:

During the twenty-six week periods ended June 30, 1995 and July 1, 1994, Registrant had total operating revenues of approximately $54.6 million and $52.0 million, respectively. The approximate $2.6 million increase was due to increased revenues at all media properties with the exception of radio station KORG-KEZY where revenues declined slightly from year to year.

Revenues for the first half of 1995 increased over the same period in 1994 by approximately $0.3 million at California Cable and $0.7 million at C-ML Cable. The relatively small increase in revenue at California Cable resulted primarily from the negative impact of the second round of rate regulation imposed by the FCC in July 1994. The negative impact of rate regulation was offset by revenues generated from the increase in the number of basic subscribers from 133,700 at the end of the second quarter 1994, to 137,833 at the end of the second quarter of 1995. While premium subscribers increased slightly from 72,583 at the end of second quarter of 1994 to 73,589 at the end of the second quarter of 1995, premium subscriber revenues decreased slightly as a result of discount promotions. The increase in the number of basic subscribers from year to year was a result of increased marketing efforts, particularly in the second quarter of 1995. The number of basic subscribers at June 30, 1995 increased since the beginning of the year. Pay-per-view revenue in the first half of 1995 decreased over the first half of 1994 due to the lack of high profile special events in the first quarter of 1995.

The increase in revenues at C-ML Cable reflects an increase in the number of basic subscribers from 109,976 at the end of the second quarter of 1994 to 114,980 at the end of the second quarter of 1995, and an increase in premium subscribers from 66,896 at the end of the second quarter of 1994 to 69,993 at the end of the second quarter of 1995, both due to successful marketing efforts.

Television stations KATC and WREX reported a combined increase of approximately $0.5 million in revenue, primarily as a result of stronger national advertising and network revenues at KATC, in addition to slightly increasing regional revenues at WREX. The Wincom-WEBE-WICC radio group reported a net increase in revenue of approximately $1.0 million, primarily as a result of stronger local and national advertising revenues resulting from improved market conditions.

During the first twenty-six weeks of 1995 and 1994, Registrant incurred property operating expenses of approximately $20.3 million and $18.9 million, respectively, in connection with the operation of its cable, radio and television properties. Registrant's total property operating expenses increased by approximately $1.4 million from year to year due primarily to: increased programming costs of $0.5 million at California Cable; an increase of approximately $0.1 million at the combined cable and radio operations of the Revised Venture due primarily to increases in certain sales-related expenses; a $0.4 million increase at the Wincom-WEBE-WICC radio group due to increases in commissions and other revenue related expenses, as well as increased advertising cost; and an increase of approximately $0.3 million at KATC and WREX primarily due to increased sales promotions and expansion of the news departments at both stations.

The remaining increases or decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

During the first twenty-six weeks of 1995 and 1994, Registrant incurred general and administrative expenses of approximately $11.0 million and $10.4 million, respectively. Registrant's total general and administrative expenses increased by approximately $0.6 million from year to year as a result of: an increase at California Cable of approximately $0.4 million due primarily to increased costs in relation to the pending disposition of the California Cable System; an increase at C-ML Cable of approximately $0.2 million due primarily to increased administrative costs related to an increase in the overall subscriber base; an increase at KATC and WREX of approximately $0.1 million due primarily to expenses relating to the sale of the TV stations and an increase in insurance expense; and an increase at the Wincom-WEBE-WICC radio group of approximately $0.1 million due primarily to refurbishment costs related to new office space at radio station WQAL-FM.

The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Registrant earned interest income of approximately $139,000 and $82,000 during the first twenty-six weeks of 1995 and 1994, respectively. This increase in interest income is due primarily to an increase in its working capital balance.

Interest expense of approximately $9.7 million and $7.2 million in the first twenty-six weeks of 1995 and 1994, respectively, represents the cost incurred for borrowed funds utilized to acquire various media properties. The approximately $2.5 million increase in interest expense is due to an increase of approximately $2.0 million related to the Revised ML California Cable Credit Agreement resulting both from higher floating interest rates from year to year and the increased rate incorporated in the First Amendment to the loan. Interest expense also increased under the Wincom-WEBE-WICC Loan ($0.2 million) and the WREX-KATC Loan ($0.3 million) due to higher floating interest rates.

Registrant's depreciation and amortization expense totaled approximately $14.9 million and $15.1 million in the first twenty-six weeks of 1995 and 1994, respectively. The approximately $0.2 million decrease in Registrant's total depreciation and amortization expense from year to year was the result of a decrease in depreciation expense of $0.5 million KATC and WREX due to assets becoming fully depreciated partially offset by an increase of $0.3 million at California Cable due to capital expenditures.

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

Item 6.  Exhibits and Reports on Form 8-K

          A). Exhibits:

              Exhibit #     Description

              27.           Financial Data Schedule

          B). Reports on Form 8-K

              Registrant filed a Current report on Form 8-K, dated May 25, 1995, to report an Asset Purchase Agreement with Quincy Newspapers, Inc. to sell to Quincy substantially all of the assets used in the operations of the Registrant's television station WREX-TV, Rockford, Illinois.

              Registrant filed a Current report on Form 8-K, dated June 9, 1995, to report an Asset Purchase Agreement with KATC Communications, Inc. to sell to KATC Communications Inc., substantially all of the assets used in the operations of the Registrant's television station KATC-TV, Lafayette, Louisiana.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ML MEDIA PARTNERS, L.P.
                           By: Media Management Partners
                               General Partner

                           By: ML Media Management Inc.


Dated:  August 14, 1995    /s/ Kevin K. Albert
                               Kevin K. Albert
                               Director and President


Dated:  August 14, 1995    /s/ Robert F. Aufenanger
                               Robert F. Aufenanger
                               Director and Executive Vice
                               President


Dated:  August 14, 1995    /s/ Diane T. Herte
                               Diane T. Herte
                               Treasurer
                               (principal accounting officer
                                and principal financial
                                officer of the Registrant)




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ML MEDIA PARTNERS, L.P.
                              By: Media Management Partners
                                  General Partner

                              By: RP Media Management


Dated: August 14, 1995         /s/I. Martin Pompadur
                                  I. Martin Pompadur
                                  President, Secretary and
                                  Director
                                  (principal executive officer of
                                   the Registrant)