Form 10-Q
period 1995-09-29
ML MEDIA PARTNERS LP
filed 1995-11-13
CIK 785959

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended
                       September 29, 1995

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


             Item 1.   Financial Statements.

                    TABLE OF CONTENTS


Consolidated Balance Sheets as of September 29, 1995
(Unaudited) and December 30, 1994 (Unaudited)

Consolidated Statements of Operations for the Thirteen and Thirty-Nine Week Periods Ended September 29, 1995
(Unaudited) and September 30, 1994 (Unaudited)

Consolidated Statements of Cash Flows for the Thirty-Nine
Week Periods Ended September 29, 1995 (Unaudited) and
September 30, 1994 (Unaudited)

Notes to Consolidated Financial Statements for the Thirty-
Nine Week Period Ended September 29, 1995 (Unaudited)

                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
     AS OF SEPTEMBER 29, 1995 (UNAUDITED) AND DECEMBER 30, 1994
                            (UNAUDITED)

                                      September 29,    December 30,
                               Notes         1995            1994
ASSETS:
Cash and cash equivalents         2      $ 35,412,799   $ 26,682,289
Short-term investments held
by agent                                           -      6,000,000
Accounts receivable (net
of allowance for doubtful
accounts of $830,557 and
$808,919, respectively)                   10,037,793     11,751,637
Prepaid expenses and deferred
charges (net of accumulated
amortization of $8,195,607
and $7,782,985,
respectively)                              3,569,351      3,640,813
Property, plant and
equipment(net of accumulated
depreciation of $125,869,796
and $120,556,173,
respectively)                             76,651,098     85,053,152
Intangible assets (net
of accumulated amortization
of $126,121,114 and
$122,438,628, respectively)               89,074,207    102,344,420
Other assets                      2         5,497,640      2,858,047
TOTAL ASSETS                      2      $220,242,888   $238,330,358



(Continued on the following page.)

                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
     AS OF SEPTEMBER 29, 1995 (UNAUDITED) AND DECEMBER 30, 1994
                            (UNAUDITED)
                            (continued)

                                     September 29,    December 30,
                              Notes         1995            1994
LIABILITIES AND PARTNERS'
DEFICIT:
Liabilities:
Borrowings                       2     $ 193,523,849   $ 218,170,968
Accounts payable and
accrued liabilities                      33,704,318      34,522,652
Subscriber advance payments                2,066,817       1,895,400
Total Liabilities                        229,294,984     254,589,020

Commitments and Contingencies
                                2

Partners' Deficit:
General Partner:
Capital contributions, net of
offering expenses               1         1,708,299       1,708,299
Cumulative loss                          (1,735,902)     (1,807,968)
                                           (27,603)        (99,669)

Limited Partners:
Capital contributions, net of
offering expenses (187,994
Units of Limited
Partnership Interest)           1       169,121,150     169,121,150
Tax allowance cash
distribution                            (6,291,459)     (6,291,459)
Cumulative loss                        (171,854,184)   (178,988,684)
                                        (9,024,493)    (16,158,993)
Total Partners' Deficit                 (9,052,096)    (16,258,662)
TOTAL LIABILITIES AND
PARTNERS' DEFICIT                     $ 220,242,888   $ 238,330,358



See Notes to Consolidated Financial Statements (Unaudited).

                        ML MEDIA PARTNERS, L.P.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 29, 1995
            (UNAUDITED) AND SEPTEMBER 30, 1994 (UNAUDITED)

                    Thirteen Weeks              Thirty-Nine Weeks
             September 29,  September 30,  September 29,  September 30,
                    1995           1994           1995           1994

REVENUES:
Operating
revenue       $28,078,350    $26,268,330     $82,708,840    $78,307,869
Interest            68,815         51,431         207,960        133,695
Gain on sales
of assets
                        -        (4,082)               -        122,154
Gain on sale
of WREX         8,456,121              -       8,456,121              -
Total
revenues       36,603,286     26,315,679      91,372,921     78,563,718
COSTS AND
EXPENSES:
Property
operating       9,747,703      9,686,898      30,078,603     28,625,944
General and
adminis-
trative         6,303,598      5,275,016      17,328,824     15,690,663
Depreciation
and amorti-
zation          6,622,716      7,507,082      21,540,678     22,651,142
Interest
expense         4,349,855      4,179,711      14,029,862     11,335,962
Management
fees              392,472        397,957       1,188,388      1,193,873
Total costs
and
expenses       27,416,344     27,046,664      84,166,355    79,497,584
NET INCOME/
(LOSS)        $ 9,186,942   $  (730,985)     $ 7,206,566   $  (933,866)

PER UNIT OF LIMITED PARTNERSHIP INTEREST:
NET INCOME/
(LOSS)        $     48.38   $     (3.85)     $     37.95   $     (4.92)

Number of
Units             187,994        187,994         187,994        187,994

See Notes to Consolidated Financial Statements (Unaudited).

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 29, 1995 (UNAUDITED)
                 AND SEPTEMBER 30, 1994 (UNAUDITED)

                                        September 29,  September 30,
                                              1995           1994
Cash flows from operating activities:
Net Income/(Loss)                        $ 7,206,566    $  (933,866
                                                                  )
Adjustments to reconcile net
income/(loss) to net cash provided by
operating activities:
Depreciation and amortization             21,540,678     22,651,142
Bad debt expense                             248,717        164,603
Gain on sale of assets                             -      (122,154)
Gain on sale of WREX                     (8,456,121)              -

Change in operating assets and
 liabilities:
Decrease/(increase) in accounts
 receivable                                1,392,209      (297,047)
Decrease in short-term investments
 held by agent                             6,000,000              -
Increase in prepaid expenses
 and deferred charges                      (551,775)       (37,570)
(Increase)/decrease in other assets      (1,676,664)      3,480,822
(Decrease)/increase in accounts payable
 and accrued liabilities                 (3,152,428)      1,358,344
Increase/(decrease) in subscriber
advance payments                             171,417       (38,332)

Net cash provided by operating
 activities                               22,722,599     26,225,942


(Continued on the following page.)

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 29, 1995
           (UNAUDITED) AND SEPTEMBER 30, 1994 (UNAUDITED)
                             (continued)

                                          September     September
                                             29,           30,
                                              1995          1994
Cash flows from investing activities:
Proceeds from sale of assets                       -       248,389
Purchase of property, plant and
  equipment                              (7,422,545)   (5,572,278)
Additions to intangible assets             (218,150)   (3,580,633)
Proceeds from sale of WREX                18,295,725             -

Net cash provided by (used in)
  investing activities                    10,655,030   (8,904,522)

Cash flows from financing activities:
Principal payments on bank loans        (24,647,119)   (8,900,000)

Net cash used in financing activities   (24,647,119)   (8,900,000)

Net increase in cash and cash
  equivalents                              8,730,510     8,421,420
Cash and cash equivalents at
  beginning of period                     26,682,289    26,916,477
Cash and cash equivalents at end of
  period                                $ 35,412,799   $35,337,897


Cash paid for interest                  $ 14,976,261    $10,203,421




Supplemental Disclosure of Non-Cash Investing and Financing
Activities:

The Partnership continues to consolidate its pro rata 50% interest in the Joint Venture between the Partnership and Century
(herein referenced to as the "Revised Venture") which, effective
January 1, 1994, also includes the operations of C-ML Radio.



See Notes to Consolidated Financial Statements (Unaudited).

                     ML MEDIA PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 29, 1995
                           (UNAUDITED)


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

2.   LIQUIDITY

As of September 29, 1995, the Partnership had $35,412,799 in cash and cash equivalents, of which $30,651,136 was limited for use at the operating level and the remaining $4,761,663 was the Partnership's working capital.

On November 28, 1994, the Partnership entered into an agreement to sell substantially all of the assets used in the operations of the Partnership's California cable systems subject to numerous conditions to closing (see below).

On May 25, 1995, the Partnership entered into an agreement to sell substantially all of the assets used in the operations of the Partnership's television station WREX. This sale was consummated on July 31, 1995 (see below).

On June 1, 1995, the Partnership entered into an agreement to sell substantially all of the assets used in the operations of the Partnership's television station KATC. The sale was consummated on September 30, 1995. Although the General Partner is owed $15.8 million in deferred fees and expenses as of September 29, 1995, the Partnership expects to (1) apply only approximately $7.6 million of the $15.2 million in net sale proceeds resulting from the KATC sale toward paying a portion of such deferred fees and expenses; and (2) distribute approximately $7.6 million in remaining net sale proceeds to Partners as soon as practicable in the fourth quarter. (see below). The Partnership intends to pay the remaining deferred amounts due to the General Partner from net sales proceeds it receives from the disposition of its investments and any remaining proceeds from each disposition will be distributed to the Partners of the Partnership.

California Cable

On November 28, 1994, the Partnership entered into an agreement (the "Asset Purchase Agreement") with Century Communications Corp. ("Century") to sell to Century substantially all of the assets used in the Partnership's California Cable operations serving Anaheim and Hermosa Beach/Manhattan Beach (the "Southern California Systems") and Rohnert Park/Yountville and Fairfield (the "Northern California Systems"). The base purchase price specified in the Asset Purchase Agreement for the systems is $286 million, subject to reduction by an amount equal to 11 times the amount, if any, by which the operating cash flow of the systems (as adjusted in accordance with the Asset Purchase Agreement) is less than $26 million for the 12-month period prior to the closing, and subject to further adjustment as provided in the Asset Purchase Agreement. In addition, the Partnership has the right to terminate the Asset Purchase Agreement if the purchase price would be less than $260 million based on the formula described above. Consummation of the transactions provided for in the Asset Purchase Agreement is subject to the satisfaction of certain conditions, including obtaining approvals of the sale from the Federal Communications Commission ("FCC") and the municipal authorities issuing the franchises for the systems and the approvals of certain franchise extensions, including the renewal of the franchise license for the Anaheim, California system. The Partnership, Century and the city of Anaheim have been negotiating for several months the terms of the renewal of the Anaheim franchise license, but to date they have been unable to reach agreement. If an Anaheim renewal is not obtained and does not become final (as defined in the Asset Purchase Agreement) by December 31, 1995, Century could elect to terminate its obligation to purchase the Southern California Systems and the Partnership could elect to terminate its obligation to sell either the Southern California Systems or both the Southern California Systems and the Northern California Systems. Even if an Anaheim renewal is obtained prior to December 31, 1995, it may not be feasible that the renewal granted will become final by December 31, 1995 because of the time periods required to lapse before any such renewal becomes final. As a result of the foregoing matters, and the continuing nature of the negotiations with Century, there can be no assurances that the sale of all or any portion of the systems will be consummated as currently contemplated under the Asset Purchase Agreement. (See below for a description of possible future defaults under the ML California Cable Credit Agreement, as amended).

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

Effective February 23, 1995, the Partnership and the banks entered into a first amendment (the "First Amendment") to the revised ML California Credit Agreement that provided for reduced principal payments and less restrictive covenants during the first three quarters of 1995. In exchange, the Partnership paid an amendment fee of $322,969 to the banks and agreed to allow the banks to charge a higher interest rate on outstanding borrowings under the revised ML California Credit Agreement. (A further fee of $322,969 plus additional interest for the full year 1995 will be due to the lenders if the sale of the California cable systems is not consummated prior to December 29, 1995.) Certain other terms of the revised ML California Credit Agreement were also affected by the First Amendment.

The Partnership currently expects that it will be able to remain in compliance with the terms of the revised ML California Credit Agreement, as amended, until December 29, 1995, during which period the Partnership will seek to consummate the sale of the California cable systems to Century. The Partnership currently expects that if the sale of all or a portion of the California cable systems is not consummated prior to December 29, 1995, the Partnership will be unable to meet the scheduled December 29, 1995 principal payment of approximately $13.1 million due to the banks pursuant to the revised ML California Credit Agreement, as amended. If such payment is not made, the banks under the ML California Credit Agreement may accelerate the payment obligations with respect to the full amount owing under such credit agreement and may take other action to enforce their rights under such credit agreement, including foreclosure on the California cable systems. The Partnership intends to work closely with the banks if the sale of all or a portion of the California cable systems is not to be consummated prior to December 29, 1995. No assurance can be given that the Partnership will be successful in any attempt it may take to amend or restructure the ML California Credit Agreement, as amended. The loan under the ML California Credit Agreement, as amended, is nonrecourse to the other assets of the Partnership. As of September 29, 1995, the Partnership was in compliance under the revised ML California Credit Agreement and the outstanding principal debt balance was $123,792,501.

As of September 29, 1995, the Partnership had funds related to the Northern California Systems in an escrow account totaling $806,310, which funds were included in other assets on the accompanying consolidated balance sheet. The funds were deposited in such account during 1994 in accordance with the Partnership's Agreement with Cable Telecommunications Joint Powers Agency ("CTJPA") to be held for the benefit of CTJPA's subscribers pending determination of the Partnership's potential need to make refunds to the subscribers in connection with rate re-regulation.

As of September 29, 1995, the Partnership had funds in an additional escrow account totaling $701,767, which funds were included in other assets on the accompanying consolidated balance sheet. The funds were deposited in such account during the first quarter of 1995 to be held for the benefit of the city of Fairfield's subscribers pending determination of the Partnership's potential need to make refunds to the subscribers in connection with rate re-regulation.

The FCC has not yet made a decision on the CTJPA rate appeal. However, the FCC's decision on the most material issues in the Partnership's other rate cases have been decided in a manner predominantly favorable to the Partnership. The FCC decision on the Fairfield rate appeal was predominantly favorable to the Partnership. The city of Fairfield escrow account is expected to be substantially reduced at such time as the city has revised the rate structure to be in compliance with the conditions of the FCC's decision.

WREX-KATC

On July 31, 1995, the Partnership completed the sale to Quincy Newspapers, Inc. ("Quincy") of substantially all of the assets used in the operations of the Partnership's television station WREX-TV, Rockford, Illinois ("WREX"), other than cash and accounts receivable. The purchase price for the assets was $18,370,500, subject to certain adjustments. A reserve of approximately $2.3 million was established to cover certain purchase price adjustments and expenses and liabilities relating to the sale, and the balance of approximately $16.1 million was applied to repay a portion of the bank indebtedness secured by the assets of WREX and KATC. Quincy did not assume the accounts payable and certain other liabilities of WREX and the Partnership will remain liable for such liabilities. On the sale of WREX, the Partnership recognized a gain for financial reporting purposes of approximately $8.5 million in the third quarter of 1995.

On September 30, 1995, the Partnership completed the sale to KATC Communications, Inc. (the "KATC Buyer") of substantially all of the assets used in the operations of the Partnership's television station KATC-TV, Lafayette, Louisiana ("KATC") other than cash and accounts receivable. The KATC Buyer did not assume the accounts payable and certain other liabilities of KATC and the Partnership will remain liable for such liabilities. The purchase price for the assets was $24.5 million. From the proceeds of the sale, approximately $6.3 million was applied to repay in full the remaining bank indebtedness secured by the assets of KATC; a reserve of approximately $2.0 million was established to cover certain purchase price adjustments and expenses and liabilities relating to the sale; $1.0 million was deposited into an indemnity escrow to secure the Partnership's indemnification obligations to the KATC Buyer; approximately $7.6 million is expected to be applied to pay a portion of deferred fees and expenses owed to the General Partner; and the remaining amount of approximately $7.6 million is expected to be distributed to Partners as soon as practicable in the fourth quarter. Such distribution will be made to those persons who are holders of Partnership Interest on September 30, 1995, in accordance with the terms of the Partnership's Partnership Agreement. As of September 29, 1995, deferred fees and expenses owed to the General Partner totaled approximately $15.8 million.

The Partnership will recognize a gain for financial reporting purposes of approximately $12.2 million on the sale of KATC in the fourth quarter of 1995.

See Part II, Item 5 - Other Information for a description of the proforma effect of the KATC sale.

WINCOM-WEBE-WICC

The Partnership was in compliance with all terms of its Wincom-
WEBE-WICC Loan and the Restructuring Agreement as of September 29, 1995. The outstanding principal debt balance was $13,698,428 as of September 29, 1995.

Recognition of Sale Assignment of Partnership Interests

In addition, with respect to assignments of Partnership Interests recognized by the Partnership for the period ending September 30, 1995, such assignments will be recognized as of the close of business on September 30, 1995 and effective for the period commencing on October 1, 1995, and, accordingly, assignees after such time will not be entitled to the distribution related to the KATC sale.

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

In September of 1995, the FCC announced a new annual rate adjustment option that allows operators to eliminate the "regulatory lag" in recovering certain external costs, streamlines to an extent the rate review process at both the local franchising authority and FCC levels, and limits the scope of rate review for a satellite programming tier to the incremental increase to a previously unchallenged rate.

In a separate action on February 22, 1994, the FCC adopted
interim rules to govern cost of service proceedings initiated by cable operators. Operators who elect to pursue cost of service proceedings will have their rates based on their allowable costs, in a proceeding based on principles similar to those that govern cost-based rate regulation of telephone companies. Under this methodology, cable operators may recover, through the rates they charge for regulated cable service, their normal operating expenses and a reasonable return on investment. The FCC has, for these purposes, established an interim industry-wide rate of return of 11.25%. It has also determined that acquisition costs above book value are presumptively excluded from the rate base.
At the same time, certain intangible, above-book costs, such as start-up losses (limited to losses actually incurred during a two-year start-up period) and the costs of obtaining franchise rights and some start-up organizational costs such as customer lists, may be allowed. There are no threshold requirements limiting the cable systems eligible for a cost of service showing, except that, once rates have been set pursuant to a cost of service approach, cable operators may not file a new cost of service showing to justify new rates for a period of two years. Finally, the FCC notes that it will, in certain individual cases, consider a special hardship showing (or the need for special rate relief) where an operator demonstrates that the rates set by a cost of service proceeding would constitute confiscation of investment and that some higher rate would not represent exploitation of customers. In considering whether to grant such a request, the FCC emphasizes that, among other things, it would examine the overall financial condition of the operator and whether there is a realistic threat of termination of service.  These interim rules remain the subject of both a further FCC rulemaking and a pending appeal in the U.S. Court of Appeals for the D.C. Circuit, which is being held in abeyance pending the completion of the FCC's rules. In September of 1995, the FCC invited comment on a
proposed "abbreviated cost of service"   form -- FCC Form 1235 --
which permits operators to recover the costs of "significant" upgrades (e.g., expansion of system bandwidth capacity) that provide benefits to subscribers of regulated cable services.
This proposed form may make it easier for cable operators to raise rates to cover the costs of an upgrade.

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

The Partnership is currently unable to ascertain the full impact of the February 22, 1994 and the November 10, 1994 actions and previous FCC actions on the C-ML Cable Systems. While the impact of a September 1, 1993 rate and tier restructuring to comply with the 1992 Cable Act did not have a significant negative impact on the revenues and profits of C-ML Cable, the February 22, 1994 FCC action had a detrimental impact on the revenues and profits of C-ML Cable. However, the Partnership does not presently anticipate that this reduced rate of revenue growth will result in any defaults under the C-ML Notes or the C-ML Revolving Credit Agreement during 1995. There were no defaults under the C-ML Notes or the C-ML Revolving Credit Agreement as of September 29, 1995.

Summary

Based upon a review of the current financial performance of the Partnership's investments, the Partnership continues to monitor its working capital level. The Partnership does not have sufficient cash to meet all of the contractual debt obligations of all of its investments, nor is it obligated to do so.

As previously reported, the Partnership has deferred certain general partner management fees since the second quarter of 1989 and certain general partner reimbursements of out-of-pocket expenses since the third quarter of 1989. As of September 29, 1995, the balance of such deferred amounts totaled approximately $15.8 million. The Partnership intends to pay these deferred amounts due to the General Partner from net sales proceeds it receives from the disposition of its investments, including approximately $7.6 million of the $15.2 million in net proceeds from the sale of KATC, and any remaining proceeds from each disposition will be distributed to the Partners of the Partnership.

3.   ADDITIONAL INFORMATION

Additional information, including the audited year-end 1994 Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's filing on Form 10-K for the year ended December 30, 1994 on file with the Securities and Exchange Commission.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Liquidity and Capital Resources.

As of September 29, 1995, Registrant had $35,412,799 in cash and cash equivalents, of which $30,651,136 was limited for use at the operating level and the remaining $4,761,663 was Registrant's working capital.

On November 28, 1994, Registrant entered into an agreement to sell substantially all of the assets used in the operations of Registrant's California cable systems subject to numerous conditions to closing (see below).

On May 25, 1995, Registrant entered into an agreement to sell substantially all of the assets used in the operations of Registrant's television station WREX. This sale was consummated on July 31, 1995 (see below).

On June 1, 1995, Registrant entered into an agreement to sell substantially all of the assets used in the operations of Registrant's television station KATC. The sale was consummated on September 30, 1995. Although the General Partner is owed $15.8 million in deferred fees and expenses as of September 29, 1995 Registrant expects to (1) apply approximately $7.6 million of the $15.2 million in net sale proceeds resulting from the KATC sale toward paying a portion of deferred fees and expenses; and
(2) distribute approximately $7.6 million in remaining net sale proceeds to Partners as soon as practicable in the fourth quarter. (see below). Registrant intends to pay the remaining deferred amounts due to the General Partner from net sales proceeds it receives from the disposition of its investments and any remaining proceeds from each disposition will be distributed to the Partners of the Partnership.

California Cable

On November 28, 1994, Registrant entered into an agreement (the "Asset Purchase Agreement") with Century Communications Corp. ("Century") to sell to Century substantially all of the assets used in Registrant's California Cable operations serving Anaheim and Hermosa Beach/Manhattan Beach (the "Southern California Systems") and Rohnert Park/Yountville and Fairfield (the "Northern California Systems"). The base purchase price specified in the Asset Purchase Agreement for the systems is $286 million, subject to reduction by an amount equal to 11 times the amount, if any, by which the operating cash flow of the systems (as adjusted in accordance with the Asset Purchase Agreement) is less than $26 million for the 12-month period prior to the closing, and subject to further adjustment as provided in the Asset Purchase Agreement. In addition, Registrant has the right to terminate the Asset Purchase Agreement if the purchase price would be less than $260 million based on the formula described above. Consummation of the transactions provided for in the Asset Purchase Agreement is subject to the satisfaction of certain conditions, including obtaining approvals of the sale from the Federal Communications Commission ("FCC") and the municipal authorities issuing the franchises for the systems and the approvals of certain franchise extensions, including the renewal of the franchise license for the Anaheim, California system. Registrant, Century and the city of Anaheim have been negotiating for several months the terms of the renewal of the Anaheim franchise license, but to date they have been unable to reach agreement. If an Anaheim renewal is not obtained and does not become final (as defined in the Asset Purchase Agreement) by December 31, 1995, Century could elect to terminate its obligation to purchase the Southern California Systems and Registrant could elect to terminate its obligation to sell either the Southern California Systems or both the Southern California Systems and the Northern California Systems. Even if an Anaheim renewal is obtained prior to December 31, 1995, it may not be feasible that the renewal granted will become final by December 31, 1995 because of the time periods required to lapse before any such renewal becomes final. As a result of the foregoing matters, and the continuing nature of the negotiations with Century, there can be no assurances that the sale of all or any portion of the systems will be consummated as currently contemplated under the Asset Purchase Agreement. (See below for a description of possible future defaults under the ML California Cable Credit Agreement, as amended).

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

Effective February 23, 1995, Registrant and the banks entered into a first amendment (the "First Amendment") to the revised ML California Credit Agreement that provided for reduced principal payments and less restrictive covenants during the first three quarters of 1995. In exchange, Registrant paid an amendment fee of $322,969 to the banks and agreed to allow the banks to charge a higher interest rate on outstanding borrowings under the revised ML California Credit Agreement. (A further fee of $322,969 plus additional interest for the full year 1995 will be due to the lenders if the sale of the California cable systems is not consummated prior to December 29, 1995.) Certain other terms of the revised ML California Credit Agreement were also affected by the First Amendment.

Registrant currently expects that it will be able to remain in compliance with the terms of the revised ML California Credit Agreement, as amended, until December 29, 1995, during which period Registrant will seek to consummate the sale of the California cable systems to Century. Registrant currently expects that if the sale of all or a portion of the California cable systems is not consummated prior to December 29, 1995, Registrant will be unable to meet the scheduled December 29, 1995 principal payment of approximately $13.1 million, due to the banks pursuant to the revised ML California Credit Agreement, as amended. If such payment is not made, the banks under the ML California Credit Agreement may accelerate the payment obligations with respect to the full amount owing under such credit agreement and may take other action to enforce their rights under such credit agreement, including foreclosure on the California cable systems. Registrant intends to work closely with the banks if the sale of all or a portion of the California cable systems is not to be consummated prior to December 29, 1995. No assurance can be given that Registrant will be successful in any attempt it may take to amend or restructure the ML California Credit Agreement, as amended. The loan under the ML California Credit Agreement, as amended, is nonrecourse to the other assets of Registrant. As of September 29, 1995, Registrant was in compliance under the revised ML California Credit Agreement and the outstanding principal debt balance was $123,792,501.

As of September 29, 1995, Registrant had funds related to the Northern California Systems in an escrow account totaling $806,310, which funds were included in other assets on the accompanying consolidated balance sheet. The funds were deposited in such account during 1994 in accordance with Registrant's Agreement with Cable Telecommunications Joint Powers Agency ("CTJPA") to be held for the benefit of CTJPA's subscribers pending determination of Registrant's potential need to make refunds to the subscribers in connection with rate re-regulation.

As of September 29, 1995, Registrant had funds in an additional escrow account totaling $701,767, which funds were included in other assets on the accompanying consolidated balance sheet. The funds were deposited in such account during the first quarter of 1995 to be held for the benefit of the city of Fairfield's subscribers pending determination of Registrant's potential need to make refunds to the subscribers in connection with rate re-regulation.

The FCC has not yet made a decision on the CTJPA rate appeal. However, the FCC's decision on the most material issues in Registrant's other rate cases have been decided in a manner predominantly favorable to Registrant. The FCC decision on the Fairfield rate appeal was predominantly favorable to Registrant. The city of Fairfield escrow account is expected to be substantially reduced at such time as the city has revised the rate structure to be in compliance with the conditions of the FCC's decision.

WREX-KATC

On July 31, 1995, Registrant completed the sale to Quincy Newspapers, Inc. ("Quincy") of substantially all of the assets used in the operations of Registrant's television station WREX-TV, Rockford, Illinois ("WREX"), other than cash and accounts receivable. The purchase price for the assets was $18,370,500, subject to certain adjustments. A reserve of approximately $2.3 million was established to cover certain purchase price adjustments and expenses and liabilities relating to the sale, and the balance of approximately $16.1 million was applied to repay a portion of the bank indebtedness secured by the assets of WREX and KATC. Quincy did not assume the accounts payable and certain other liabilities of WREX and Registrant will remain liable for such liabilities. On the sale of WREX, Registrant recognized a gain for financial reporting purposes of approximately $8.5 million in the third quarter of 1995.

On September 30, 1995, Registrant completed the sale to KATC Communications, Inc. (the "KATC Buyer") of substantially all of the assets used in the operations of Registrant's television station KATC-TV, Lafayette, Louisiana ("KATC") other than cash and accounts receivable. The KATC Buyer did not assume the accounts payable and certain other liabilities of KATC and Registrant will remain liable for such liabilities. The purchase price for the assets was $24.5 million. From the proceeds of the sale, approximately $6.3 million was applied to repay in full the remaining bank indebtedness secured by the assets of KATC; a reserve of approximately $2.0 million was established to cover certain purchase price adjustments and expenses and liabilities relating to the sale; $1.0 million was deposited into an indemnity escrow to secure Registrant's indemnification obligations to the KATC Buyer; approximately $7.6 million is expected to be applied to pay a portion of deferred fees and expenses owed to the General Partner; and the remaining amount of approximately $7.6 million is expected to be distributed to Partners as soon as practicable in the fourth quarter. Such distribution will be made to those persons who are holders of Partnership Interest on September 30, 1995, in accordance with the terms of Registrant's Partnership Agreement. As of September 29, 1995, deferred fees and expenses owed to the General Partner totaled approximately $15.8 million.

Registrant will recognize a gain for financial reporting purposes of approximately $12.2 million on the sale of KATC in the fourth quarter of 1995.

See Part II, Item 5 - Other Information for a description of the proforma effect of the KATC sale.

WINCOM-WEBE-WICC

Registrant was in compliance with all terms of its Wincom-WEBE-
WICC Loan and the Restructuring Agreement as of September 29,
1995. The outstanding principal debt balance was $13,698,428 as of September 29, 1995.

Recognition of Sale Assignment of Partnership Interests

In addition, with respect to assignments of Partnership Interests recognized by Registrant for the period ending September 30, 1995, such assignments will be recognized as of the close of business on September 30, 1995 and effective for the period commencing on October 1, 1995, and, accordingly, assignees after such time will not be entitled to the distribution related to the KATC sale.

Impact of Cable Legislation and Regulation

Refer to discussion in Part I Item 1. Financial Statements -
Footnote 2. Liquidity.

Summary.

Based upon a review of the current financial performance of Registrant's investments, Registrant continues to monitor its working capital level. Registrant does not have sufficient cash to meet all of the contractual debt obligations of all of its investments, nor is it obligated to do so.

As previously reported, Registrant has deferred certain general partner management fees since the second quarter of 1989 and certain general partner reimbursements of out-of-pocket expenses since the third quarter of 1989. As of September 29, 1995, the balance of such deferred amounts totaled approximately $15.8 million. Registrant intends to pay these deferred amounts due to the General Partner from net sales proceeds it receives from the disposition of its investments, including approximately $7.6 million of the $15.2 million in net proceeds from the sale of KATC, and any remaining proceeds from each disposition will be distributed to the Partners of Registrant.

Results of Operations.

For the thirteen week periods ended September 29, 1995 and September 30, 1994:

During the thirteen week periods ended September 29, 1995 and September 30, 1994, Registrant had total operating revenues of approximately $28.1 million and $26.3 million, respectively. The approximate $1.8 million increase was due to increased revenue at all media properties with the exception of WEBE where revenues declined slightly from the third quarter of 1994 to the third quarter of 1995 and decreased revenues at television station WREX due primarily to the sale of the station on July 31, 1995. In addition to operating revenues, Registrant recognized a $8.5 million gain on the sale of television station WREX.

Revenues for the third quarter of 1995 increased over the same period in 1994 by approximately $0.9 million at California Cable and $1.2 million at C-ML Cable. The increase in revenues at California Cable resulted primarily from: the implementation of rate increases permitted under the FCC's rate regulations; an increase in the number of basic subscribers from 134,910 at the end of the third quarter of 1994 to 138,109 at the end of the third quarter of 1995; and a substantial increase in pay-per-view revenues. Premium subscribers decreased slightly from 76,318 at the end of the third quarter of 1994 to 73,608 at the end of the third quarter of 1995. The increase in the number of basic subscribers was a result of increased marketing efforts in the second quarter. The number of basic subscribers at September 29, 1995 also increased slightly from the beginning of the year. Pay-per-view revenue increased from the third quarter of 1994 to the third quarter of 1995 due primarily to increased revenue from special events.

The increase in revenues at C-ML Cable reflects an increase in the number of basic subscribers from 108,200 at the end of the third quarter of 1994 to 114,762 at the end of the third quarter of 1995, and an increase in premium subscribers from 66,642 at the end of the third quarter of 1994 to 71,038 at the end of the third quarter 1995, both due to successful marketing efforts.

Television station KATC reported an increase of approximately $0.2 million in revenue primarily as a result of stronger local and national advertising and network revenues. Due to the sale of television station WREX on July 31, 1995 the results of operations for the thirteen week periods ended September 29, 1995 and September 30, 1994 are not comparable.

The Wincom-WEBE-WICC radio group reported a net increase in revenues of approximately $0.2 million primarily as a result of stronger local and national advertising revenues resulting from improved market conditions, especially at the Wincom station. The remaining increases or decreases in operating revenue at Registrant's other properties were immaterial, either individually or in the aggregate.

During the third quarter of 1995 and 1994, Registrant incurred property operating expenses of approximately $9.8 million and $9.7 million, respectively, in connection with the operation of its cable, radio and television properties. Registrant's total property operating expenses increased approximately $0.1 million from year to year as a result of: an increase of approximately $0.1 million at California Cable due primarily to higher programming costs; an increase of approximately $0.3 million at the combined cable and radio operations of the Revised Venture, due primarily to increases in certain sales-related expenses; and an increase of approximately $0.1 million at KATC due primarily to increased sales promotion and the expansion of the news department. These increases were partially offset by a decrease at WREX of $0.4 million primarily due to the sale of the station on July 31, 1995. The remaining increases or decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

During the third quarter of 1995 and 1994, Registrant incurred general and administrative expenses of approximately $6.3 million and $5.3 million, respectively. Registrant's total general and administrative expenses increased by approximately $1.0 million from year to year as a result of: an increase at California Cable of approximately $0.2 million due primarily to costs related to the pending disposition of the California cable systems; an increase at C-ML Cable of approximately $0.2 million due primarily to increased administrative costs related to an increase in the overall subscriber base; an increase at WREX of approximately $0.5 million due to expenses relating to the sale of the TV station; and an increase at KATC of approximately $0.2 million, due primarily to lower payroll and related payroll expense. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Registrant earned interest income of approximately $69,000 and $51,000 during the third quarter of 1995 and 1994, respectively on its working capital balance. The increase is due primarily to an increase in its working capital balance.

Interest expense of approximately $4.3 million and $4.2 million in the third quarter of 1995 and 1994, respectively, represents the cost incurred for borrowed funds utilized to acquire various media properties. The approximate $0.1 million increase in interest expense is due primarily to an increase of approximately $0.4 million related to the revised ML-California Credit Agreement resulting both from higher floating interest rates from year to year and the increased rate incorporated in the First Amendment to the loan. Interest under the WREX-KATC loan decreased $0.2 million primarily due to the paydown of $16.1 million on July 31, 1995 upon the sale of WREX. The remaining increases or decreases in interest expense at Registrant's other properties were immaterial, either individually or in the aggregate.

Registrant's depreciation and amortization expense totaled approximately $6.6 million and $7.5 million in the third quarter of 1995 and 1994, respectively. Registrant's total depreciation and amortization expense decreased by approximately $0.9 million from year to year due to a $0.6 million aggregate decrease at California Cable and Radio; a decrease of $0.2 million at WREX due to the sale of the TV station; a decrease of approximately $0.1 million at Wincom-WEBE-WICC reflecting fully depreciated equipment. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in the aggregate.

For the thirty-nine week periods ended September 29, 1995 and September 30, 1994:

During the thirty-nine week periods ended September 29, 1995 and September 30, 1994, Registrant had total operating revenues of approximately $82.7 million and $78.3 million, respectively. The approximate $4.4 million increase was due to increased revenues at all media properties with the exception of television station WREX which was sold on July 31, 1995. In addition to operating revenues, Registrant recognized a $8.5 million gain on the sale of television station WREX.

Revenues for the first thirty-nine weeks of 1995 increased over the same period in 1994 by approximately $1.3 million at California Cable and $1.9 million at C-ML Cable. The increase in revenues at California Cable resulted primarily from the implementation of rate increases permitted under the FCC's rate regulations; an increase in revenues generated from the increase in the number of basic subscribers from 134,910 at the end of the third quarter of 1994, to 138,109 at the end of the third quarter of 1995. Premium subscribers decreased slightly from 76,318 at the end of third quarter of 1994 to 73,608 at the end of the third quarter of 1995. The increase in the number of basic subscribers was a result of increased marketing efforts, particularly in the second quarter of 1995. The number of basic subscribers as of September 29, 1995 also increased as compared to the beginning of the year. Pay-per-view revenue in the first thirty-nine weeks of 1995 increased over the same period of 1994 due primarily to increased revenues from special events.

The increase in revenues at C-ML Cable reflects an increase in the number of basic subscribers from 108,200 at the end of the third quarter of 1994 to 114,762 at the end of the third quarter of 1995, and an increase in premium subscribers from 66,642 at the end of the third quarter of 1994 to 71,038 at the end of the third quarter of 1995, both due to successful marketing efforts.

Television station KATC reported an increase of approximately $0.7 million in revenue, primarily as a result of stronger local and national advertising and network revenues. Due to the sale of television station WREX on July 31, 1995, the results of operations for the thirty-nine week periods ended September 29, 1995 and September 30, 1994 are not comparable.

The Wincom-WEBE-WICC radio group reported a combined increase in revenue of approximately $1.3 million, primarily as a result of stronger local and national advertising revenues resulting from improved market conditions. The remaining increases or decreases in operating revenues at Registrant's other properties were immaterial, either individually or in the aggregate.

During the first thirty-nine weeks of 1995 and 1994, Registrant incurred property operating expenses of approximately $30.1 million and $28.6 million, respectively, in connection with the operation of its cable, radio and television properties. Registrant's total property operating expenses increased by approximately $1.5 million from year to year due primarily to: increased programming costs of $0.6 million at California Cable; an increase of approximately $0.3 million at the combined cable and radio operations of the Revised Venture, due primarily to increases in certain sales-related expenses; a $0.4 million combined increase at the Wincom-WEBE-WICC radio group due to increases in commissions and other revenue-related expenses, as well as increased advertising cost; and an increase of approximately $0.3 million at KATC primarily due to increased sales promotions and expansion of the news department. These increases were partially offset by a decrease at television station WREX of $0.3 million due to the sale of the station on July 31, 1995. The remaining increases or decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

During the first thirty-nine weeks of 1995 and 1994, Registrant incurred general and administrative expenses of approximately $17.3 million and $15.7 million, respectively. Registrant's total general and administrative expenses increased by approximately $1.6 million from year to year as a result of: an increase at California Cable of approximately $0.6 million due primarily to increased costs related to the pending disposition of the California cable system; an increase at C-ML Cable of approximately $0.4 million due primarily to increased administrative costs related to an increase in the overall subscriber base; an increase at television station WREX of $0.5 million due to the sale of the station on July 31, 1995; and an increase at the Wincom-WEBE-WICC radio group of approximately $0.1 million due primarily to refurbishment costs related to new office space at radio station WQAL-FM. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Registrant earned interest income of approximately $208,000 and $134,000 during the first thirty-nine weeks of 1995 and 1994, respectively. This increase in interest income is due primarily to an increase in its working capital balance.

Interest expense of approximately $14.0 million and $11.3 million in the first thirty-nine weeks of 1995 and 1994, respectively, represents the cost incurred for borrowed funds utilized to acquire various media properties. The approximately $2.7 million increase in interest expense is due to an increase of approximately $2.4 million related to the Revised ML California Cable Credit Agreement resulting both from higher floating interest rates from year to year and the increased rate incorporated in the First Amendment to the loan. Interest expense also increased under the Wincom-WEBE-WICC Loan by approximately $0.2 million due to higher floating interest rates. Interest expense under the WREX-KATC loan increased by $0.1 million due to higher floating interest rates, partially offset by decreased interest expense due to the $16.1 million paydown on July 31, 1995, upon the sale of WREX.

Registrant's depreciation and amortization expense totaled approximately $21.5 million and $22.6 million in the first thirty-nine weeks of 1995 and 1994, respectively. The approximately
$1.1 million decrease in Registrant's total depreciation and amortization expense from year to year was the result of an in aggregate decrease in depreciation expense of $0.2 million at California Cable and Radio, a decrease of $0.1 million at KATC, a decrease of $0.7 million at WREX due to the sale of the station on July 31, 1995 and a $0.1 million decrease at Wincom-WEBE-WICC due to fully depreciated assets. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in the aggregate.

                  PART II - OTHER INFORMATION.


Item 3.  Defaults Upon Senior Securities.

         Reference is hereby made to Part I  Item 1. Financial
         Statements Footnote 2. Liquidity.

Item 5.  Other Information.

        On September 30, 1995, Registrant completed the sale to KATC Communications, Inc. (the "KATC Buyer") of substantially all of the assets used in the operations of Registrant's television station KATC-TV, Lafayette, Louisiana, other than cash and accounts receivable. The KATC Buyer did not assume the accounts payable and certain other liabilities of KATC and Registrant will remain liable for such liabilities.

        The sale of KATC would have the following Pro Forma effect had the sale been consummated on September 29, 1995. The sale of KATC would increase total assets by approximately $4.5 million to approximately $224.7 million from approximately $220.2 million. The increase in total assets of approximately $4.5 million is primarily attributable to approximately $15.2 million increase in cash and cash equivalents, offset by approximately $2.3 million, $7.1 million and $1.3 million decrease in property, plant and equipment, intangible assets and other assets, respectively. The approximate $15.2 million increase in cash and cash equivalents is derived from the proceeds of $24.5 million, offset by approximately $6.3 million to repay the remaining bank indebtedness, a reserve of approximately $2.0 million to cover certain purchase price adjustments and expenses and liabilities relating to the sale and approximately $1.0 million was deposited into an indemnity escrow to secure the Partnership's indemnification obligations to the KATC buyer.

        Total liabilities would decrease approximately $7.6 million to approximately $221.7 million from approximately $229.3 million, respectively, due to the full payment of the bank debt and the assignment of obligation rights relating to assets acquired by the KATC buyer.

        Total partner's deficit would decrease from approximately $9.0 million deficit to a approximately $3.2 million capital, a change of approximately $12.2 million. The approximate $12.2 million change is primarily a result of a gain from disposition of KATC.

        The sale of KATC would have the following Pro Forma effect on the results of the thirty-nine week period ended September 29, 1995, had the sale been consummated on January 1, 1995 (the first day of the fiscal year
        1995). Total revenues, expenses and net income would decrease by approximately $5.1 million, $4.5 million and $0.2 million, respectively, due to the elimination of the KATC operations for the thirty-nine week period ended September 29, 1995. The Pro Forma effect on operations does not reflect a gain from disposition of KATC of approximately $12.2 million.

        Further pro-forma financial information with regard to Registrant for the year ended December 30, 1994 is contained in Registrant's Current Report on Form 8-K/A dated September 30, 1995 which is incorporated by reference herein.

Item 6.  Exhibits and Reports on Form 8-K.

          A). Exhibits.

              Exhibit #     Description

              27.           Financial Data Schedule

              99.           Current Report on Form 8-K/A dated
                            September 30, 1995.

          B). Reports on Form 8-K.

              Registrant filed a Current Report on Form 8-K, dated September 30, 1995, to report the completion of the sale to KATC Communications, Inc., of substantially all of the assets used in the operations of Registrant's television station KATC-
              TV, Lafayette, Louisiana.

              Registrant filed a Current Report on Form 8-K/A dated September 30, 1995, to report the Pro-Forma
              Condensed Financial Statements giving effect to the sale of WREX and KATC.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ML MEDIA PARTNERS, L.P.
                           By: Media Management Partners
                               General Partner

                           By: ML Media Management Inc.


Dated:  November 13, 1995  /s/ Kevin K. Albert
                               Kevin K. Albert
                               Director and President


Dated:  November 13, 1995  /s/ Robert F. Aufenanger
                               Robert F. Aufenanger
                               Director and Executive Vice
                               President


Dated:  November 13, 1995  /s/ Diane T. Herte
                               Diane T. Herte
                               Treasurer
                               (principal accounting officer
                                and principal financial
                                officer of the Registrant)




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ML MEDIA PARTNERS, L.P.
                              By: Media Management Partners
                                  General Partner

                              By: RP Media Management


Dated: November 13, 1995       /s/I. Martin Pompadur
                                  I. Martin Pompadur
                                  President, Secretary and
                                  Director
                                  (principal executive officer of
                                   the Registrant)