Form 10-K
period 1995-12-29
ML MEDIA PARTNERS LP
filed 1996-03-28
CIK 785959

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended
                        December 29, 1995

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]




                             Part I.

Item 1.   Business.

Formation

ML Media Partners, L.P. ("Registrant"), a Delaware limited partnership, was organized February 1, 1985. Media Management Partners, a New York general partnership (the "General Partner"), is Registrant's sole general partner. The General Partner is a joint venture, organized as a general partnership under New York law, between RP Media Management ("RPMM") and ML Media Management Inc. ("MLMM"). MLMM is a Delaware corporation and an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. and an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"). RPMM is organized as a general partnership under New York law, consisting of The Elton H. Rule Company and IMP Media Management Inc., as a result of the death of Elton H. Rule, the owner of The Elton H. Rule Company, the general partner interest of the Elton H. Rule Company may either be redeemed or acquired by a company controlled by I. Martin Pompadur. The General Partner was formed for the purpose of acting as general partner of Registrant.

Registrant was formed to acquire, finance, hold, develop, improve, maintain, operate, lease, sell, exchange, dispose of and otherwise invest in and deal with media businesses and direct and indirect interests therein. (Reference is made to Note 9 of "Financial Statements and Supplementary Data" included in Item 8 hereof for segment information).

On February 4, 1986, Registrant commenced the offering through Merrill Lynch of up to 250,000 units of limited partnership interest ("Units") at $1,000 per Unit. Registrant held four closings of Units; the first for subscriptions accepted prior to May 14, 1986 representing 144,990 Units aggregating $144,990,000; the second for subscriptions accepted thereafter and prior to October 9, 1986 representing 21,540 Units aggregating $21,540,000; the third for subscriptions accepted thereafter and prior to November 18, 1986 representing 6,334 Units aggregating $6,334,000; and the fourth and final closing of Units for subscriptions accepted thereafter and prior to March 2, 1987 representing 15,130 Units aggregating $15,130,000. At these closings, including the initial limited partner capital contribution, subscriptions for an aggregate of 187,994.1 Units representing the aggregate capital contributions of $187,994,100 were accepted. During 1989, the initial limited partner's capital contribution of $100 was returned.

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


Media Properties

As of December 29, 1995, Registrant's investments in media properties consist of a 50% interest in a joint venture which owns two cable television systems, an FM and AM radio station combination and a background music service in Puerto Rico; four cable television systems in California; an FM and AM radio station combination in Bridgeport, Connecticut; a corporation which owns an FM radio station in Cleveland, Ohio; and an FM and AM radio station combination in Anaheim, California.

Registrant has completed the sale of the following media properties, all further detailed below. Two radio stations located in Tulsa, Oklahoma and Jacksonville, Florida were sold on July 31, 1990. The Universal Cable systems were sold on July 8, 1992 and an FM and AM radio station combination in Indianapolis, Indiana was sold on October 1, 1993. In addition, two VHF television stations located in Lafayette, Louisiana and Rockford, Illinois were sold on September 30, 1995 and July 31, 1995, respectively.

Puerto Rico Investments

Cable Television Investments

Pursuant to the management agreement and joint venture agreement dated December 16, 1986 (the "Joint Venture Agreement"), as amended and restated, between Registrant and Century Communications Corp., a Texas corporation ("Century"), the parties formed a joint venture under New York law, Century-ML Cable Venture (the "Venture"), in which each has a 50% ownership interest. Century is a wholly-owned subsidiary of Century Communications Corp., a publicly held New Jersey corporation unaffiliated with the General Partner or any of its affiliates. On December 16, 1986 the Venture, through its wholly-owned subsidiary corporation, Century-ML Cable Corporation ("C-ML Cable Corp."), purchased all of the stock of Cable Television Company of Greater San Juan, Inc. ("San Juan Cable"), and liquidated San Juan Cable into C-ML Cable Corp. C-ML Cable Corp., as successor to San Juan Cable, is the operator of the largest cable television system in Puerto Rico.

On September 24, 1987, the Venture acquired all of the assets of Community Cable-Vision of Puerto Rico, Inc., Community Cablevision of Puerto Rico Associates, and Community Cablevision Incorporated (collectively, the "Community Companies"), which consisted of a cable television system serving the communities of Catano, Toa Baja and Toa Alta, Puerto Rico, which are contiguous to San Juan Cable.

C-ML Cable Corp. and the Community Companies are herein referred to as C-ML Cable ("C-ML Cable"). Registrant's two cable properties in Puerto Rico are herein defined as the "Puerto Rico Systems." The Puerto Rico Systems currently serve approximately 115,655 basic subscribers, pass approximately 272,198 homes and consist of approximately 1,810 linear miles of cable plant.

During 1995, Registrant's share of the net revenues of the Puerto
Rico Systems totalled $24,126,675 (22.1% of operating revenues of Registrant).

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

Under the terms of the Revised Joint Venture Agreement, Century is responsible for the day-to-day operations of the Puerto Rico Systems and Registrant is responsible for the day-to-day operations of the C-ML Radio properties. For providing services of this kind, Century is entitled to receive annual compensation of 5% of the Puerto Rico Systems' net gross revenues (defined as gross revenues from all sources less monies paid to suppliers of pay TV product, e.g., HBO, Cinemax, Disney and Showtime) and Registrant is entitled to receive annual compensation of 5% of the C-ML Radio properties' gross revenues (after agency commissions, rebates or discounts and excluding revenues from barter transactions). All significant policy decisions relating to the Revised Venture, the operation of the Puerto Rico Systems and the operation of the C-ML Radio properties, however, will only be made upon the concurrence of both Registrant and Century. Registrant may require a sale of the assets and business of the Puerto Rico Systems or the C-ML Radio properties at any time. If Registrant proposes such a sale, Registrant must first offer Century the right to purchase Registrant's 50% interest in the Revised Venture at 50% of the total fair market value of the Venture at such time as determined by independent appraisal. If Century elects not to purchase Registrant's 50% interest, Registrant may elect to purchase Century's interest in the Revised Venture on similar terms.

During 1995, Registrant's share of the net revenues of the C-ML
Radio properties totalled $2,772,238 (2.5% of operating revenues of Registrant).

During 1994, Registrant's share of the net revenues of the C-ML
Radio properties totalled $2,761,508 (2.6% of operating revenues of Registrant).

During 1993, Registrant's investment in the C-ML Radio properties was accounted for under the equity method of accounting.

California Cable Systems

In December, 1986, ML California Cable Corporation ("ML California"), a wholly-owned subsidiary of Registrant, entered into an agreement with SCIPSCO, Inc. ("SCIPSCO"), a wholly-owned subsidiary of Storer Communications, Inc. for the acquisition by ML California of four cable television systems servicing the California communities of Anaheim, Manhattan/Hermosa Beach, Rohnert Park/Yountville, and Fairfield and surrounding areas. The acquisition was completed on December 23, 1986 with the purchase by ML California of all of the stock of four subsidiaries of SCIPSCO which at closing owned all the assets of the California cable television systems. The term "California Cable Systems" or "California Cable" as used herein means either the cable systems or the owning entities, as the context requires. The California Cable Systems currently serve approximately 138,864 basic subscribers, pass 221,256 homes and consist of approximately 2,382 linear miles of plant.

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

On November 28, 1994, Registrant entered into an agreement (the "Asset Purchase Agreement") with Century Communications Corp. ("Century") to sell to Century substantially all of the assets used in Registrant's California Cable operations serving Anaheim and Hermosa Beach/Manhattan Beach and Rohnert Park/Yountville and Fairfield (the "California Cable Systems"). The base purchase price specified in the Asset Purchase Agreement for the California Cable Systems is $286 million, subject to reduction by an amount equal to 11 times the amount, if any, by which the operating cash flow of the California Cable Systems (as adjusted in accordance with the Asset Purchase Agreement) is less than $26 million for the 12-month period prior to the closing, and subject to further adjustment as provided in the Asset Purchase Agreement. In addition, Registrant has the right to terminate the Asset Purchase Agreement if the purchase price would be less than $260 million based on the formula described above. Consummation of the transactions provided for in the Asset Purchase Agreement is subject to the satisfaction of certain conditions, including obtaining approvals of the sale from the Federal Communications Commission ("FCC") and the municipal authorities issuing the franchises for the California Cable Systems and the approvals of certain franchise extensions, including the renewal of the franchises for the Anaheim, and Villa Park communities.

As of December 29, 1995, all such approvals had been obtained, other than the transfer/renewal approvals for the Anaheim and Villa Park communities. After several months of negotiations, Registrant and Century had been unable to reach agreement with the City of Anaheim and the City of Villa Park regarding the terms of the renewal of each City's franchise, and therefore Century agreed to waive the condition precedent of obtaining a renewal of such franchises and was requiring instead a transfer to Century of the Anaheim franchise (the "Anaheim Transfer") and a transfer to Century of the Villa Park franchise (the "Villa Park Transfer").

The Asset Purchase Agreement provides that Registrant and Century each have the right to terminate the Asset Purchase Agreement if the Closing did not occur by December 31, 1995 (the "Optional Termination Date"). Accordingly, as of January 1, 1996, each party became vested with the right to elect to terminate the Asset Purchase Agreement. The parties sought to reach agreement with regard to an extension of the Optional Termination Date but were unable to finalize such agreement. Nevertheless, on January 17, 1996, Registrant notified Century that if the Closing does not occur on or before March 29, 1996, Registrant will terminate the Asset Purchase Agreement as of that date. However, Registrant does not intend to terminate the Asset Purchase Agreement on March 29, 1996 and will continue its attempts to consummate the Asset Purchase Agreement with Century.

Registrant, Century and the City of Anaheim have reached agreement on the terms of the Anaheim Transfer and the Anaheim Transfer has been approved; the approval will become final on April 4, 1996 unless a legally sufficient objection is raised under the Anaheim City Charter procedure for a public referendum. Registrant, Century and Villa Park have also reached agreement on the terms of the Villa Park Transfer and the Villa Park Transfer was approved by the Villa Park City Council on March 26, 1996.

No assurances can be given that the Anaheim Transfer will become final or the other conditions precedent necessary to enable the Closing to occur will occur. Accordingly, no assurances can be given that the sale of the California Cable Systems under the
Asset Purchase Agreement will be consummated.   (Refer to Notes 5
and 8 of "Item 8. Financial Statements and Supplementary Data" for a description of possible defaults under the ML California Cable Credit Agreement, as amended).

Although no assurances can be given as to the timing of any sale of the California Cable Systems or as to the sale price that might be realized in connection with any such sale, if the sale to Century is not consummated, Registrant believes that, under current market conditions, the California Cable Systems represent an attractive investment opportunity for a suitable buyer.

Merrill Lynch & Co. did not, nor will it, receive a fee or other form of compensation for acting as financial advisor in connection with the sale of the California Cable Systems.

During 1995, California Cable generated operating revenues of $57,115,752 (52.3% of operating revenues of Registrant).

During 1994, California Cable generated operating revenues of $55,024,025 (52.0% of operating revenues of Registrant).

During 1993, California Cable generated operating revenues of $55,197,638 (55.0% of operating revenues of Registrant).

WREX Television Station

On April 29, 1987, Registrant entered into an acquisition agreement with Gilmore Broadcasting Corporation, a Delaware corporation ("Gilmore"), for the acquisition by Registrant of substantially all the assets of television station WREX-TV, Rockford, Illinois ("WREX-TV" or "WREX"). The acquisition was consummated on August 31, 1987 for $18 million.

During 1995, until its sale on July 31, 1995, WREX-TV generated operating revenues of $3,053,336 (2.8% of operating revenues of Registrant).

During 1994, WREX-TV generated operating revenues of $5,506,056
(5.2% of operating revenues of Registrant).

During 1993, WREX-TV generated operating revenues of $4,925,030
(4.9% of operating revenues of Registrant).

On July 31, 1995, Registrant completed the sale to Quincy Newspapers, Inc. ("Quincy") of substantially all of the assets used in the operations of Registrant's television station WREX-TV, other than cash and accounts receivable. The purchase price for the assets was approximately $18.4 million, subject to certain adjustments. A reserve of approximately $2.3 million was established to cover certain purchase price adjustments and expenses and liabilities relating to WREX, and the balance of approximately $16.1 million was applied to repay a portion of the bank indebtedness secured by the assets of WREX and KATC. Quincy did not assume certain liabilities of WREX and Registrant will remain liable for such liabilities. On the sale of WREX, Registrant recognized a gain for financial reporting purposes of approximately $8.8 million.

KATC Television Station

On September 17, 1986, Registrant entered into an acquisition agreement with Loyola University, a Louisiana non-profit corporation ("Loyola"), for the acquisition by Registrant of substantially all the assets of television station KATC-TV, Lafayette Louisiana ("KATC-TV" or "KATC"). The acquisition was completed on February 2, 1987 for a purchase price of approximately $26.7 million.

During 1995, until its sale on September 30, 1995, KATC generated operating revenues of $5,263,423 (4.8% of operating revenues of Registrant).

During 1994, KATC generated operating revenues of $6,078,081
(5.7% of operating revenues of Registrant).

During 1993, KATC generated operating revenues of $5,276,512
(5.3% of operating revenues of Registrant).

On September 30, 1995, Registrant completed the sale to KATC Communications, Inc. (the "KATC Buyer") of substantially all of the assets used in the operations of Registrant's television station KATC-TV, other than cash and accounts receivable. The KATC Buyer did not assume certain liabilities of KATC and Registrant will remain liable for such liabilities. The purchase price for the assets was $24.5 million. From the proceeds of the sale, approximately $6.3 million was applied to repay in full the remaining bank indebtedness secured by the assets of KATC; a reserve of approximately $2.0 million was established to cover certain purchase price adjustments and expenses and liabilities relating to KATC; $1.0 million was deposited into an indemnity escrow account to secure Registrant's indemnification obligations to the KATC Buyer; approximately $7.6 million was applied to pay a portion of deferred fees and expenses owed to the General Partner; and the remaining amount of approximately $7.6 million was distributed to Partners in December, 1995. Registrant recognized a gain for financial reporting purposes of approximately $14.0 million on the sale of KATC in 1995.

WEBE-FM Radio

On August 20, 1987, Registrant entered into an Asset Purchase Agreement with 108 Radio Company, L.P., for the acquisition of the business and assets of radio station WEBE-FM, Westport, Connecticut ("WEBE-FM" or "WEBE") which serves Fairfield and New Haven counties for $12.0 million.

On July 19, 1989, Registrant entered into an Amended and Restated Credit Security and Pledge Agreement (the "Wincom-WEBE-WICC Loan") which provided for borrowings up to $35.0 million. On July 30, 1993, Registrant and Chemical Bank executed an amendment to the Wincom-WEBE-WICC Loan (the "Restructuring Agreement"), effective January 1, 1993, which cured all previously outstanding defaults pursuant to the Wincom-WEBE-WICC Loan. Refer to Note 5 of "Item 8. Financial Statements and Supplementary Data" for further information regarding the Wincom-WEBE-WICC Loan and the Restructuring Agreement.

During 1995, WEBE-FM generated operating revenues of $5,949,654
(5.5% of operating revenues of Registrant).

During 1994, WEBE-FM generated operating revenues of $5,286,984
(5.0% of operating revenues of Registrant).

During 1993, WEBE-FM generated operating revenues of $4,403,464
(4.4% of operating revenues of Registrant).

Wincom

On August 26, 1988, Registrant acquired 100% of the stock of Wincom Broadcasting Corporation ("Wincom"), an Ohio corporation headquartered in Cleveland for $46.0 million. At acquisition, Wincom and its subsidiaries owned and operated five radio stations - WQAL-FM, Cleveland, Ohio; WCKN-AM/WRZX-FM, Indianapolis, Indiana (the "Indianapolis Stations", including the Indiana University Sports Radio Network, which was discontinued after the first half of 1992); KBEZ-FM, Tulsa, Oklahoma; and WEJZ-FM, Jacksonville, Florida. On July 31, 1990, Registrant sold the business and assets of KBEZ-FM and WEJZ-FM to Renda Broadcasting Corp. for net proceeds of approximately $10.3 million.

On April 30, 1993, WIN Communications of Indiana, Inc., a 100%- owned subsidiary of Wincom, entered into an Asset Purchase Agreement to sell substantially all of the assets of the Indianapolis Stations to Broadcast Alchemy, L.P.("Alchemy") for gross proceeds of approximately $7 million. On October 1, 1993, the date of the sale of the Indianapolis Stations, the net proceeds from such sale, which totalled approximately $6.1 million, were remitted to Chemical Bank, as required by the terms of the Restructuring Agreement, to reduce the outstanding principal amount of the Series B Term Loan due Chemical Bank. Registrant recognized a gain of approximately $4.7 million on the sale of the Indianapolis Stations. In addition, Registrant recognized an extraordinary gain of approximately $490,000 as a result of the forgiveness of the entire Series C Term Loan due Chemical Bank. Refer to Notes 2 and 5 of "Item 8. Financial Statements and Supplementary Data" for further information regarding the Restructuring Agreement.

During 1995, Wincom generated operating revenues of $5,079,292
(4.7% of operating revenues of Registrant).

During 1994, Wincom generated operating revenues of $4,349,191
(4.1% of operating revenues of Registrant).

During 1993, Wincom generated operating revenues of $5,269,021
(5.2% of operating revenues of Registrant).

Universal

On September 19, 1988, Registrant acquired 100% of the stock of Universal Cable Holdings, Inc. ("Universal Cable"), a Delaware Corporation, pursuant to a stock purchase agreement executed on June 17, 1988 for approximately $43 million. Universal Cable, through three wholly-owned subsidiaries, owned and operated cable television systems located in Kansas, Nebraska, Colorado, Oklahoma and Texas.

On July 8, 1992, Registrant sold Universal Cable; all proceeds of the sales were paid to the lender to Universal and Registrant was released from all obligations under a Revolving Credit Agreement.

WICC-AM

On July 19, 1989, Registrant purchased all of the assets of radio station WICC-AM located in Bridgeport, Connecticut ("WICC-AM or "WICC") from Connecticut Broadcasting Company, Inc. The purchase price of $6.25 million was financed solely from proceeds of the Wincom-WEBE-WICC Loan.

During 1995, WICC-AM generated operating revenues of $2,397,808
(2.2% of operating revenues of Registrant).

During 1994, WICC-AM generated operating revenues of $2,115,461
(2.0% of operating revenues of Registrant).

During 1993, WICC-AM generated operating revenues of $1,875,348
(1.9% of operating revenues of Registrant).

Anaheim Radio Stations

On November 16, 1989, Registrant acquired KORG-AM ("KORG")and KEZY-FM ("KEZY") ( jointly the "Anaheim Radio Stations" or "KORG/KEZY") located in Anaheim, California, from Anaheim Broadcasting Corporation. The total acquisition cost was $15,125,000.

To finance the acquisition of the Anaheim Radio Stations, on November 16, 1989, Registrant entered into a $16.5 million revolving credit bridge loan ("the Anaheim Radio Loan") with Bank of America.

On May 15, 1990, Registrant entered into the revised ML
California Credit Agreement, which was used in part to repay and refinance the Anaheim Radio Loan. Refer to Notes 5 and 8 of
"Item 8. Financial Statements and Supplementary Data" for further information regarding the ML California Credit Agreement.

During 1995, the Anaheim Radio Stations generated operating revenues of $3,455,853 (3.1% of operating revenues of Registrant).

During 1994, the Anaheim Radio Stations generated operating revenues of $3,263,109 (3.1% of operating revenues of Registrant).

During 1993, the Anaheim Radio Stations generated operating revenues of $3,049,363 (3.1% of operating revenues of Registrant).

Employees.

As of December 29, 1995, Registrant employed approximately 348 persons. The business of Registrant is managed by the General
Partner. RPMM, MLMM and ML Leasing Management Inc., all affiliates of the General Partner, employ individuals who perform the management and administrative services for Registrant.
COMPETITION.

Cable Television

Cable television systems compete with other communications and entertainment media, including off-air television broadcast signals that a viewer is able to receive directly using the viewer's own television set and antenna. The extent of such competition is dependent in part upon the quality and quantity of such off-air signals. In the areas served by Registrant's systems, a substantial variety of broadcast television programming can be received off-air. In those areas, the extent to which cable television service is competitive depends largely upon the system's ability to provide a greater variety of programming than that available off-air and the rates charged by Registrant's cable systems for programming. Cable television systems also are susceptible to competition from other multichannel video programming distribution ("MVPD") systems, from other forms of home entertainment such as video cassette recorders, and in varying degrees from other sources of entertainment in the area, including motion picture theaters, live theater and sporting events.

In recent years, the level of competition in the MVPD market has increased significantly. Notably, approximately 170 channels of high-powered direct broadcast satellite ("DBS") service are now available in the continental U.S., with another 126 channels of DBS service scheduled to commence later this year. In addition, the FCC has adopted polices providing for authorization of new technologies and a more favorable operating environment for certain existing technologies which provide, or have the potential to provide, substantial additional competition to cable television systems. For example, the FCC has revised its rules on MMDS (or "wireless cable") to foster MMDS services competitive with cable television systems, has authorized certain telephone companies to deliver directly to their subscribers video programming over enhanced telephone facilities, and intends to authorize later this year a new service, the Local Multipoint Distribution Service ("LMDS"), which would employ technology analogous to that used by cellular telephone systems to distribute multiple channels of video programming and other data directly to subscribers. Moreover, the Telecommunications Act of 1996 (the "1996 Act") substantially reforms the Communications Act of 1934 by, among other things, permitting telephone companies to enter the MVPD market through a number of means, including in-region cable systems. Regulatory initiatives that will result in additional competition for cable television systems are described in the following sections.

The competitive environment surrounding cable television was further altered during the past year by a series of marketplace announcements documenting the heightened involvement of telephone companies in the cable television business. Some of these involve the purchase of existing cable systems by telephone companies outside their own exchange areas, while others contemplate expanded joint ventures between certain major cable companies and providers of long distance telephone services, as well as local telephone companies.

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

Radio Industry

The radio industry is highly competitive and dynamic, and reaches a larger portion of the population than any other medium. There are generally several stations competing in an area and most larger markets have twenty or more viable stations; however, stations tend to focus on a specific target market by programming music or other formats that appeal to certain demographically specific audiences. As a result of these factors, radio is an effective medium for advertisers as it can have mass appeal or be focused on a specific market. While radio has not been subject to an erosion in market share such as that experienced by broadcast television, it was also subject to the depressed nationwide advertising market at the beginning of this decade. Recent changes in FCC multiple ownership rules have led to more concentration in some local radio markets as a single party is permitted to own additional stations or provide programming and sell advertising on stations it does not own. The provisions of the 1996 Act eliminating national ownership caps and easing local ownership caps are likely to accelerate this trend, as described more fully below.

Registrant is subject to significant competition, in many cases from competitors whose media properties are larger than Registrant's media properties.

LEGISLATION AND REGULATION.

Cable Television Industry

The cable television industry is extensively regulated by the federal government, some state governments and most local franchising authorities. In addition, the Copyright Act of 1976 (the "Copyright Act") imposes copyright liability on all cable television systems for their primary and secondary transmissions of copyrighted programming. The regulation of cable television systems at the federal, state and local levels is subject to the political process and has been in constant flux over the past decade. This process continues to generate proposals for new laws and for the adoption or deletion of administrative regulations and policies. Further material changes in the law and regulatory requirements, especially as a result of both the 1996 Act and the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), must be expected. There can be no assurance that the Registrant's Cable Systems will not be adversely affected by future legislation, new regulations or judicial or administrative decisions. The following is a summary of federal laws and regulations materially affecting the cable television industry and a description of certain state and local laws with which the cable industry must comply.

Federal Statutes

The 1992 Cable Act imposed certain uniform national standards and guidelines for the regulation of cable television systems. Among other things, the legislation regulates the provision of cable television service pursuant to a franchise, specifies a procedure and certain criteria under which a cable television operator may request modification of its franchise, establishes criteria for franchise renewal, sets maximum fees payable by cable television operators to franchising authorities, authorizes a system for regulating certain subscriber rates and services, outlines signal carriage requirements, imposes certain ownership restrictions, and sets forth customer service, consumer protection, and technical standards.

The 1996 Act's cable provisions expand and in some cases significantly modify the rules established by the Cable Act. Most significantly, the 1996 Act takes steps to reduce, or in some cases eliminate, rate regulation of cable systems, while also allowing substantially greater telephone company participation in the MVPD market, as well as promoting cable operator provision of telecommunications services.

Violations of the Communications Act of 1934, as amended by the 1996 Act and the 1992 Cable Act or any FCC regulations implementing the statutory laws can subject a cable operator to substantial monetary penalties and other sanctions.

Federal Regulations

Federal regulation of cable television systems under the Communications Act of 1934, as amended, is conducted primarily through the FCC, although, as discussed below, the Copyright Office also regulates certain aspects of cable television system operation. Among other things, FCC regulations currently contain detailed provisions concerning non-duplication of network programming, sports program blackouts, program origination, ownership of cable television systems and equal employment opportunities. There are also comprehensive registration and reporting requirements and various technical standards.
Moreover, pursuant to the 1992 Cable Act, the FCC has, among other things, established regulations concerning mandatory signal carriage and retransmission consent, consumer service standards, the rates for service, equipment, and installation that may be charged to subscribers, and the rates and conditions for commercial channel leasing. The FCC also issues permits, licenses or registrations for microwave facilities, mobile radios and receive-only satellite earth stations, all of which are commonly used in the operation of cable systems.

The FCC is authorized to impose monetary fines upon cable television systems for violations of existing regulations and may also suspend licenses and other authorizations and issue cease and desist orders. It is likewise authorized to promulgate various new or modified rules and regulations affecting cable television, many of which are discussed in the following paragraphs.

The 1996 Act and the 1992 Cable Act

The 1992 Cable Act clarified and modified certain provisions of the Cable Communications and Policy Act of 1984, ("1984 Cable Act"). It also codified certain FCC regulations and added a number of new requirements. Throughout 1993-94 the FCC undertook or completed a substantial number of complicated rulemaking proceedings resulting in a host of new regulatory requirements or guidelines. Several of the provisions of the 1992 Cable Act and certain FCC regulations implemented pursuant thereto are still being tested in court. At the same time, a number of provisions have been recently modified by the 1996 Act. Registrant cannot predict the result of any pending or future court challenges or the shape any still-pending or proposed FCC regulations may ultimately take, nor can Registrant predict the effect of either on its operations.

As discussed in greater detail elsewhere in this filing, some of the principal provisions of the 1992 Cable Act include: (1) a mandatory carriage requirement coupled with alternative provisions for retransmission consent as to over-the-air television signals; (2) rate regulations that completely replace the rate provisions of the 1984 Cable Act; (3) consumer protection provisions; (4) a three-year ownership holding requirement; (5) some clarification of franchise renewal procedures; and (6) FCC authority to examine and set limitations on the horizontal and vertical integration of the cable industry. Of these provisions, the 1996 Act sunsets the rate regulations in three years and eliminates the three-year ownership requirement.

Other provisions of the 1992 Cable Act include: a prohibition on "buy-throughs," an arrangement whereby subscribers are required to subscribe to a program tier other than basic in order to receive certain per-channel or per-program services; requiring the FCC to develop minimum signal standards, rules for the disposition of home wiring upon termination of cable service, and regulations regarding compatibility of cable service with consumer television receivers and video cassette recorders; a requirement that the FCC promulgate rules limiting children's access to indecent programming on access channels; notification requirements regarding sexually explicit programs; and more stringent equal employment opportunity rules for cable operators. Of these provisions, the 1996 Act addresses cable equipment compatibility, as further discussed below.

The 1992 Cable Act also contains a provision barring both cable operators and certain vertically integrated program suppliers from engaging in practices which unfairly impede the availability of programming to other multichannel video programming distributors. In sum, the 1992 Cable Act codifies, initiates, or mandates an entirely new set of regulatory requirements and standards. It is an unusually complicated and sometimes confusing legislative enactment that has spawned a multitude of FCC enforcement decisions as well as certain yet-to-be concluded FCC proceedings. It also is subject to certain pending judicial challenges. Adding to the complexity is the 1996 Act, which in some areas mandates additional regulation to that required by the 1992 Cable Act and in other areas modifies or eliminates extant cable laws.

The FCC has adopted new regulations in a number of areas mandated by the 1992 Cable Act. These include rules and regulations governing the following areas: indecency on leased access channels, obscenity on public, educational and governmental ("PEG") channels, mandatory carriage and retransmission consent of over-the-air signals, home wiring, equal employment opportunity, tier "buy-throughs," customer service standards, cable television ownership standards, program access, carriage of home shopping stations, and rate regulation. Most of these new regulations went into effect by 1994. However, in November 1993, a three-judge panel of the U.S. Court of Appeals for the D.C. Circuit found the indecency rules to be unconstitutional and remanded them to the Commission. Subsequently, the U.S. Court of Appeals for the D.C. Circuit vacated the panel decision pending rehearing and a decision by the full court. On rehearing, the en banc court sustained the Commission's regulations. However, the Supreme Court has agreed to review the en banc court's decision and is expected to issue a decision in 1996. Similarly, challenges to the constitutionality of the mandatory carriage provision remain pending. Although a special three judge panel of the U.S. District Court for the District of Columbia initially upheld the constitutionality of the mandatory carriage provision, the U.S. Supreme Court vacated that decision in June 1994 and remanded the case to the district court for further proceedings. In December 1995, the district court reaffirmed its decision upholding the law. The Supreme Court has again agreed to review the case and will likely issue a decision in 1997. Currently, the must carry rules remain in effect. On a separate matter, in September 1993 the U.S. District Court for the District of Columbia found that the horizontal ownership limits called for by the 1992 Cable Act are unconstitutional. Accordingly, the Commission has stayed the effect of horizontal ownership rules until final judicial resolution of the issue. Registrant is unable to predict the ultimate outcome of these proceedings or the impact upon its operations of various FCC regulations still being formulated and/or interpreted. As previously noted, under the broad statutory scheme, cable operators are subject to a two-level system of regulation with some matters under federal jurisdiction, others subject strictly to local regulation, and still others subject to both federal and local regulation. Following are descriptions of some of the more significant regulatory areas of concern to cable operators.

Franchises

The 1984 Cable Act affirms the right of franchising authorities to award one or more franchises within their jurisdictions and prohibits future cable television systems from operating without a franchise. The 1992 Cable Act provides that franchising authorities may not grant an exclusive franchise or unreasonably deny award of a competing franchise. The 1984 Cable Act also provides that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment but may not specify requirements for video programming or information services other than in broad categories.

Under the 1992 Cable Act, franchising authorities are now exempt from money damages in cases involving their exercise of regulatory authority, including the award, renewal, or transfer of a franchise, except for cases involving discrimination on race, sex, or similar impermissible grounds. Remedies are limited exclusively to injunctive or declaratory relief. Franchising authorities may also build and operate their own cable systems without a franchise.

The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for PEG access programming and to impose a franchise fee of up to 5% of gross annual system revenues. The 1984 Cable Act further requires cable television systems with 36 or more channels to designate a portion of their channel capacity for commercially leased access by third parties, which generally is available to commercial and non-commercial parties to provide programming (including programming supported by advertising). As required by the 1992 Cable Act, the FCC adopted rules setting maximum reasonable rates and other terms for the use of such leased channels. The FCC also has jurisdiction to resolve disputes over the provision of leased access.

The 1996 Act modifies the definition of a "cable system" by expanding the so-called "private cable" exemption so that a system serving subscribers without using any public rights-of-way is not a cable system, and need not obtain a local franchise.

In 1992, the FCC permitted local exchange carriers to engage in so-called "video dialtone" operations in their local telephone exchange areas pursuant to which neither they nor the programming entities they serve are required to obtain a local cable franchise. However, the 1996 Act repealed the FCC's video dialtone rules and enacted a related (but yet to be implemented) "open video system" regulation regime.

Rate Regulation

Under the 1992 Cable Act, cable systems' rates for service and related subscriber equipment are subject to regulation by the FCC and local franchising authorities. However, only the rates of cable systems that are not subject to "effective competition" may be regulated. A cable system is subject to effective competition if one of the following conditions is met: (1) fewer than 30% of the households in the franchise area subscribe to the system; (2) at least 50% of the households in the franchise area are served by two MVPDs and at least 15% of the households in the franchise area subscribe to any MVPD other than the dominant cable system; or (3) a franchising authority for that franchise area itself serves as an MVPD offering service to at least 50% of the households in the franchise area. The 1996 Act adds a fourth condition: the mere offering (regardless of penetration) by a local exchange carrier, or an entity using the local exchange carrier, ("LEC") facilities, of video programming services (including 12 or more channels of programming, at least some of which are television broadcasting signals) directly to subscribers by any means (other than direct-to-home satellite services) in the franchise area of an unaffiliated cable operator. Under these regulations the Partnership's systems, like most cable systems in most areas, are not currently subject to effective competition. Consequently, the rates charged by the Partnership's systems are subject to rate regulation under certain circumstances.

Under the 1992 Cable Act, a local franchising authority may certify with the FCC to regulate the Basic Service Tier ("BST") and associated subscriber equipment of a cable system within its jurisdiction. By law, the BST must include all broadcast signals (with the exception of national "superstations"), including those required to be carried under the mandatory carriage provisions of the 1992 Cable Act , as well as public, educational, and governmental ("PEG") access channels required by the franchise. The FCC has jurisdiction over the Cable Programming Service Tier ("CPST"), which generally includes programming other than that carried on the BST or offered on a per-channel or per-program basis. The 1996 Act, however, confines rate regulation to the BST after three years: on March 31, 1999, the CPST will be exempted from regulation. On enactment, the 1996 Act also modifies the rules governing complaints for rate increases on the CPST by replacing the current procedure. The current procedure, mandated by the 1992 Cable Act, allows subscribers to file complaints directly with the FCC. Under the new procedure, only a local franchising authority may file an FCC complaint, and then only if the franchising authority receives "subscriber complaints" within 90 days of the effective date of a rate increase. The FCC must issue a final order within 90 days after receiving a franchising authority's complaint.

Effective September 1, 1993, regulated cable systems were required to use the FCC-prescribed "benchmark" approach to set initial rates for BSTs and CPSTs. Cable systems whose rates exceeded the applicable benchmark were required to reduce their rates either to the benchmark or by 10%, whichever reduction was less. The Commission subsequently modified its rules, however, to establish a second round of benchmark rate rollbacks, which became effective May 15, 1994. Under this more stringent regime, each cable system whose BST or CPST is subject to regulation is required to select from among the following methodologies to set a permitted rate: (1) a full reduction rate; (2) a transition rate; (3) a rate based on a streamlined rate reduction; or (4) a cost-of-service showing. The full reduction rate is a system's September 30, 1992 rate, measured on an average regulated revenue per subscriber basis, reduced by 17%. Under the transition rate approach, low-price cable systems (as determined under the FCC's revised benchmark formula) and systems owned by small operators (operators with a total subscriber base of 15,000 or less and not affiliated with or controlled by another operator) are not initially required to reduce rates to the full reduction rate level, but instead are permitted to cap their rates at March 31, 1994 levels, subject to possible further reduction based on cost studies. The streamlined rate reduction approach allows a cable system to reduce each billed item of regulated cable service as of March 31, 1994 by 14%, rather than completing various FCC rate regulation forms and establishing cost-based equipment and installation charges. This approach is available only to cable systems of 15,000 or fewer subscribers that are owned by a cable company serving a total of 400,000 or fewer subscribers over all of its systems. While the U.S. Court of Appeals for the D.C. Circuit has upheld these regulations, the regulations may be subject to further judicial review, and may be altered by ongoing FCC rulemakings and case-by-case adjudications.

The cost-of-service approach allows a cable system to recover through regulated rates its normal operating expenses and a reasonable return on investment. Prior to May 15, 1994, the effective date of FCC "interim" cost-of-service rules, the Commission permitted cable systems to use general cost-of-service principles, such as those historically used to set rates for public utilities. Beginning May 15, 1994, the FCC's interim rules took effect, which, among other things, established an industry-wide rate of return of 11.25% and presumptively excluded from a cable system's rate base acquisition costs above book value (while allowing certain intangible, above-book costs, such as start-up losses incurred during a two-year start-up period) and the costs of obtaining franchise rights. The FCC recently adopted final cost-of-service rules, which modify the interim rules, in relevant part, by: (1) retaining the 11.25% rate of return, but proposing, in a further notice of proposed rulemaking, to use a system's actual debt cost and capital structure to determine its final rate of return; (2) establishing a rebuttable presumption that 34% of the purchase price of cable systems purchased prior to May 15, 1994 (and not just the portion of the price allocable to intangibles) must be excluded from rate base; and (3) replacing the presumption of a two-year period for accumulated start-up losses with a case-by-case determination of the appropriate period. Additionally, the 1996 Act also restricts the FCC from disallowing certain operator losses for cost-of-service filings. There are no threshold requirements limiting the cable systems eligible for a cost-of-service showing except that, once rates have been set pursuant to a cost-of-service approach, cable systems may not file a new cost-of-service showing to justify new rates for a period of two years. An appeal of the interim rules brought before the U.S. Court of Appeals for the D.C. Circuit has been held in abeyance pending adoption of the final rules. Given the recent changes to the interim rules, it is uncertain whether the appeal will now go forward.

Having set an initial permitted rate for regulated service using one of the above methodologies, a cable system may adjust its rate going forward either quarterly or annually under the FCC's "price cap" mechanism, which accounts for inflation, changes in "external costs," and changes in the number of regulated channels. External costs include state and local taxes applicable to the provision of cable television service, franchise fees, the costs of complying with certain franchise requirements, and retransmission consent fees and copyright fees incurred for the carriage of broadcast signals. In addition, a cable system may treat as external (and thus pass through to its subscribers) the costs, plus a 20 cent per channel mark-up, for channels newly added to a CPST. Through 1996, however, each cable system is subject to an aggregate cap of $1.50 on the amount it may increase CPST rates due to channel additions.

The FCC's regulatory treatment of "a la carte" packages of channels has been a source of particular regulatory uncertainty for many cable systems and -- like the rate rollbacks -- has negatively affected the Partnership's revenues and profits.
Under the 1992 Cable Act, per-channel and per-program offerings ("a la carte" channels) are exempt from rate regulation. In implementing rules pursuant to the 1992 Cable Act, the FCC likewise exempted from rate regulation packages of a la carte channels if certain conditions were met. Upon reconsideration, however, the FCC tightened its regulatory treatment of these a la carte packages by supplementing its initial conditions with a number of additional criteria designed to ensure that cable systems creating collective a la carte offerings do not improperly evade rate regulation. The FCC later reversed its approach to a la carte packages by ruling that all non-premium packages of channels -- even if also available on an a la carte basis -- would be treated as a regulated tier. To ease the negative effect of these policy shifts on cable systems (and to further mitigate the rate regulations' disincentive for adding new program services) the FCC at the same time adopted rules allowing systems to create currently unregulated "new products tiers", provided that the fundamental nature of preexisting regulated tiers is preserved.

The charges for subscriber equipment and installation also are regulated by the FCC and local franchising authorities. FCC rules require that charges for converter boxes, remote control units, connections for additional television receivers, and cable installations must be based on a cable system's actual costs, plus an 11.25% rate of return. The regulations further dictate that the charges for each variety of subscriber equipment or installation charge be listed individually and "unbundled" from the charges for cable service. The 1996 Act, however, directs the FCC, within 120 days, to revise these rules to permit cable operators to aggregate, on a franchise, system, regional, or company level, their equipment costs into broad categories (except for equipment used only to receive a rate regulated basic service tier).

In accordance with the intent of the 1992 Cable Act, the FCC has established special rate and administrative treatment for small cable systems and small cable companies. In addition to the transition rate relief and streamlined rate reduction approaches to setting initial permitted rates (discussed above), the Commission has provided for the following relief mechanisms for small cable systems and companies: (1) a simplified cost-of-service approach for small systems owned by small companies in which a per-channel rate below $1.24 is considered presumptively reasonable; and (2) a system of any size owned by a small cable company that incurs additional monthly per subscriber headend costs of one full cent or more for the addition of a channel may recover a 20 cent mark-up, the license fee (if any) for the channel, as well as the actual cost of the headend equipment necessary to add new channels (not to exceed $5,000 per channel) for adding not more than seven new channels through 1997. By these actions, the FCC stated that it has expanded the category of systems eligible for special rate and administrative treatment to include approximately 66% of all cable systems in the U.S. serving approximately 12% of all cable subscribers. The 1996 Act further deregulates small cable companies: under the 1996 Act, an operator that, directly or through an affiliate, serves fewer than 1% of all subscribers in the U.S. (600,000 subscribers) and is not affiliated with an entity whose gross annual revenues exceed $250 million is exempt from rate regulation of the cable programming services tier and also of the basic service tier (provided that the basic tier was the only tier subject to regulation as of 12/31/94) in any franchise area in which that operator serves 50,000 or fewer subscribers.

In late 1995, the FCC demonstrated increasing willingness to settle some or all of the rate cases pending against a multiple system operator ("MSO") by entering into a "social contract" or rate settlement (collectively "social contract/settlement"). While the terms of each social contract/settlement vary according to the underlying facts unique to the relevant cable systems, the common elements include an agreement by an MSO to make a specified subscriber refund (generally in the form of in-kind service or a billing credit) in exchange for the dismissal, with prejudice, of pending complaints and rate proceedings. In addition, the FCC recently has adopted or proposed two measures that may mitigate the negative effect of the Commission's rate regulations on cable systems' revenues and profits, and allow systems to more efficiently market cable service. The FCC implemented an abbreviated cost-of-service mechanism for cable systems of all sizes that permits systems to recover the costs of "significant" upgrades (e.g., expansion of system bandwidth capacity) that provide benefits to subscribers to regulated cable service. This mechanism could make it easier for cable systems to raise rates to cover the costs of an upgrade. The Commission also has preliminarily proposed, but not yet adopted, an optional rate-setting methodology under which a cable operator serving multiple franchise areas could establish uniform rates for uniform cable service tiers offered in multiple franchise areas.

The 1996 Act also provides operator flexibility for subscriber notification of rate and service changes. The Act permits cable operators to use "reasonable" written means to notify subscribers of rate and service changes; notice need not be inserted in subscriber bills. Prior notice of a rate change is not required for any rate change that is the result of regulatory fee, franchise fee, or any other fee, tax, assessment, or change of any kind imposed by a regulator or on the transaction between a cable operator and a subscriber.

Renewal and Transfer

The 1984 Cable Act established procedures for the renewal of cable television franchises. The procedures were designed to provide incumbent franchisees with a fair hearing on past performances, an opportunity to present a renewal proposal and to have it fairly and carefully considered, and a right of appeal if the franchising authority either fails to follow the procedures or denies renewal unfairly. These procedures were intended to provide an incumbent franchisee with substantially greater protection than previously available against the denial of its franchise renewal application. Recently, however, a federal district court in Kentucky upheld a city's denial of franchise renewal because the incumbent cable operator's renewal proposal failed to meet community needs and interests, which the court gave city officials broad discretion in determining. This case is now on appeal to the U.S. Court of Appeals for the Sixth Circuit.

The 1992 Cable Act sought to address some of the issues left unresolved by the 1984 Cable Act. It established a more definite timetable in which the franchising authority is to act on a renewal request. It also narrows the range of circumstances in which a franchised operator might contend that the franchising authority had constructively waived non-compliance with its franchise.

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

The 1996 Act repealed the anti-trafficking rules of the 1992 Cable Act. Those rules generally prohibited a cable operator from selling a cable system within three years of acquiring or constructing it. The 1992 Cable Act continues to provide, however, that where local consent to a transfer is required, the franchise authority must act within 120 days of submission of a transfer request or the transfer is deemed approved. The 120-day period commences upon the submission to local franchising authorities of information now required on a new standardized FCC transfer form. The franchise authority may request additional information beyond that required under FCC rules. Further, the 1992 Cable Act gives local franchising officials the authority to prohibit the sale of a cable system if the proposed buyer operates another cable system in the jurisdiction or if such sale would reduce competition in cable service.

Cable/Telephone Competition and Cross-Ownership Restrictions

The 1996 Act completely revises the law governing cable and telephone company competition and cross-ownership: the Act eliminates the cable/telco cross-ownership ban, 214 certification requirement, and all of the FCC's current video dialtone rules, but retains (in modified form) the prohibitions on cable/telco buy-outs. Prior to the passage of the 1996 Act, however, the 1984 Cable Act generally prohibited an LEC from owning a cable television system or offering video programming directly to subscribers in the LEC's local telephone service area. This cross-ownership ban had been the subject of a number of successful judicial challenges brought by LECs claiming that the ban violated their constitutional right of free speech.

In addition, in early 1995, the Commission had announced that it would use the "good cause" waiver provision of the statutory ban to permit LECs to provide video programming through the agency's "video dialtone" ("VDT") common carrier regulatory scheme. The Commission's original VDT policy permitted in-service-area delivery of video programming by LECs and exempted them from the 1984 Cable Act's franchising requirements so long as the LECs' facilities were used for transmission of video programming on a common carrier basis. The 1996 Act, however, explicitly nullifies all of these regulatory efforts. The Act also provides that elimination of the VDT rules does not require a VDT system that has already been approved by the FCC prior to the enactment of the Act to terminate operation.

In place of these repealed regulations, the 1996 Act gives telephone companies four options for entering into the MVPD market, all four of which are subject to the buy-out provisions:
(1) wireless entry (which is not subject to cable regulation);
(2) common carrier entry (which is subject to Title II common carrier regulation, but not subject to cable regulation); (3) cable system entry (which is subject to cable regulation); and
(4) "open video system" entry, which is a new mode of entry established by the 1996 Act that allows a common carrier to program 33% of its video distribution system, while making the rest of its capacity available to unaffiliated program providers. The hybrid common carrier/cable rules governing open video entirely replace the VDT rules. The open video system rules generally subject open video system operators to reduced regulation. For example, such operators are not required to obtain a local franchise, nor are they subject to rate regulation. The 1996 Act also limits fees that open video operators may have to pay to local franchises and clarifies that such operators are not subject to Title II common carrier requirements. Open video system operators are required, however, to comply with certain cable regulations, including the must-carry/retransmission consent requirements and the rules governing carriage of public educational and governmental ("PEG") channels. Depending on yet to be adopted FCC rules, cable companies also may be permitted to operate open video systems.

Under the 1996 Cable Act, the FCC is to issue new open video system rules within six months that (1) restrict the amount of capacity that a carrier or its affiliates may use to provide programming directly to subscribers; (2) prohibit an operator from discriminating among video programming providers with regard to carriage; (3) permit an operator to carry on only one channel any video programming service that is offered by more than one programming provider; and (4) prohibit an operator from unreasonably discriminating in favor of itself and its affiliates with regard to material or information provided for the purpose of selecting programming or presenting information to subscribers.

Although telephone companies may now provide video programming to their telephone subscribers, the 1996 Act maintains the general prohibition on cable/telco buy-outs. A LEC or any affiliate may not acquire more than a 10% financial interest, or any management interest, in a cable operator serving the LEC's telephone service area. Similarly, a cable operator may not acquire a 10% financial interest, or any management interest, in a LEC providing telephone exchange service within the cable operator's franchise area. Joint ventures between LECs and cable operators to provide video or telecommunications in the same market are also prohibited. The 1996 Act does provide for a number of limited exceptions to the buy-out and joint venture prohibitions. These exceptions generally relate to systems in rural areas and small cable systems and LECs. The 1996 Act also authorizes the FCC to waive the buy-out and joint venture prohibitions only (1) if the cable operator or LEC would otherwise be subject to undue economic distress or if benefits to the community clearly outweigh the anticompetitive effects of the proposed transaction and (2) if the local franchising authority approves of the waiver.

The 1996 Act also clears the way for cable provision of telephony. For example, the 1996 Act preempts cable franchising authority regulation of telecommunications services. Moreover, under the 1996 Act, Title VI (which governs cable operators) does not apply to cable operators' provision of telecommunications services. The 1996 Act also clarifies that franchise fees do not include gross revenue derived from the provision of telecommunications services. State regulations that may prohibit the ability to provide telecommunications services are preempted. The 1996 Act also revises the rules governing pole attachments in order to foster competitive telecommunications services and remedy inequity in the current charges for pole attachments.

Concentration of Ownership: The 1992 Cable Act directed the FCC to establish reasonable limits on the number of cable subscribers a single company may reach through cable systems it owns ("horizontal concentration") and the number of system channels that a cable operator could use to carry programming services in which it holds an ownership interest ("vertical concentration"). The horizontal ownership restrictions of the Act were struck down by a federal district court as an unconstitutional restriction on speech. Pending final judicial resolution of this issue, the FCC stayed the effective date of its horizontal ownership limitations, which would place a 30% nationwide limit on subscribers by any one entity. The FCC's vertical restriction consists of a "channel occupancy" standard which places a 40% limit on the number of channels that may be occupied by services from programmers in which the cable operator has an attributable ownership interest. Further, the 1992 Act and FCC rules restrict the ability of programmers to enter into exclusive contracts with cable operators.

Video Marketplace: As required by the 1992 Cable Act, in December 1995 the Commission issued its second report assessing the status of competition in the market for the delivery of video programming. Although the Commission found that cable television continues to dominate the MVPD market in most localities, it also noted that competing distribution technologies have continued to make substantial strides, in particular DBS (see below). The Commission identified several types of dominant firm strategic behavior, policy-relevant barriers to entry, and technological bottlenecks that could adversely affect the development of competition in the multichannel video distribution market. Although the Commission determined that several specific reforms might improve market performance, it concluded that most of the competitive issues identified would require ongoing monitoring.

Cable Ownership and Cross-Ownership: The 1996 Act repeals or curtails several cable-related ownership and cross-ownership restrictions. In addition to the repeal of the anti-trafficking rules (discussed above), the 1996 Act eliminates the broadcast network/cable cross-ownership ban. The FCC, however, is allowed to adopt necessary regulations to ensure carriage, channel positioning, and nondiscriminatory treatment of nonaffiliated broadcast stations. The 1996 Act also eliminates the statutory prohibition on broadcast/cable cross-ownership, but leaves in place the FCC's rules which continue to restrict the common ownership of cable and television properties in the same market area. When a cable operator faces effective competition, the Act also eliminates the cable/MMDS and cable/SMATV cross-ownership prohibitions.

Alternative Video Programming Services

Direct Broadcast Satellites:

The FCC has authorized the provision of video programming directly to home subscribers through high-powered direct broadcast satellites ("DBS"). DBS systems currently are capable of broadcasting as many as 175 channels of digital television service directly to subscribers equipped with 18-inch receive dishes and decoders. Generally, the signal of local broadcast stations are not carried on DBS systems. On December 17, 1993, Hughes Communications Galaxy ("Hughes"), an affiliate of the General Motors Company, and United States Satellite Broadcasting Company ("USSB") jointly launched a high-powered satellite with 16 transponders, from which they currently can provide approximately 170 channels of DBS service to the entire continental U.S. In December 1994, two DBS permittees, EchoStar Satellite Corporation ("EchoStar") and Directsat Corporation ("Directsat"), merged their DBS authorizations. In December 1995, EchoStar launched its first satellite. EchoStar and Directsat plan to commence approximately 120 channels of DBS service in 1996. On April 27, 1995, the International Bureau of the FCC released an order (1) denying Advanced Communications Corporation's ("Advanced") request for an extension of time to make its DBS system operational and (2) revoking its permit. On October 18, 1995, the Commission affirmed the Bureau's decision. An appeal of this decision is currently pending before the U.S. Court of Appeals for the D.C. Circuit. The Commission auctioned the channels previously held by Advanced to MCI Communications Corp. for $682.5 million on January 24, 1996, subject to the outcome of the appeal. Notices of Appeal of the Commission's auction Order have also been filed. On January 22, 1996, the AT&T Corp. announced that it had agreed to make a major investment in DirecTV, Inc., the DBS affiliate of Hughes. This arrangement will also permit AT&T to begin marketing DirecTV products and services. Other parties hold authorizations to provide DBS service, but have not yet launched their proposed satellites. It is uncertain when additional service may commence. Registrant cannot predict the effect of existing and future DBS services on its cable television operations.

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

Local Multipoint Distribution Service: In 1992, the FCC proposed a new service, LMDS, which also could be used to supply multichannel video and other communications services directly to subscribers. This service would operate in the 28 GHz frequency range and, consistent with the nature of operations in that range, the FCC envisions that LMDS transmitters could serve areas of only six to twelve miles in diameter. Accordingly, it is proposed that LMDS systems utilize a grid of transmitter "cells," similar to the structure of cellular telephone operations. In July 1994, the Commission established a negotiated rulemaking committee to develop technical rules and to reach a consensus on sharing the 28 GHz band between terrestrial (LMDS) and satellite users. In September, however, the negotiated rulemaking committee reported to the Commission that it was unable to reach a consensus on sharing. Additional sharing discussions in the latter half of 1995, prompted by a further notice of proposed rulemaking released by the FCC in July, are expected to lead to Commission authorization of the service in the Spring of 1996. Auctions for LMDS licenses are expected to be held sometime in 1996. Registrant cannot predict how the LMDS sharing issue will be resolved.

Personal Communications Service ("PCS"): In August, 1993, the FCC established rules for a new portable telephone service, the Personal Communications Service ("PCS"). PCS has potential to compete with landline local telephone exchange services. Among several parties expressing interest in PCS were cable television operators, whose plant structures present possible synergies for PCS operation. In September 1993, the FCC adopted rules for "broadband PCS" service. It allocated 120 MHz of spectrum in the 2 GHz band for licensed broadband PCS services, divided into three 30 MHz blocks (blocks A, B and C) and three 10 MHz blocks (blocks D, E and F). The Commission has also established two different service areas for these blocks based on Rand McNally's Basic Trading Areas (BTAs) and Major Trading Areas (MTAs). Thus, there are up to six PCS licenses available in each geographic area. The Commission will use competitive bidding to assign the PCS licenses. The auction rules were finalized in July 1994 and modified in November 1994, and July 1995. Auctions for the A and B block authorizations concluded in March of 1995 and the licenses were granted in June of 1995. The auction for the 493 C block PCS licenses commenced in December of 1995. Three broadband PCS licenses were awarded to "pioneer's preference" winners in December 1994. Registrant cannot predict the outcome of this auction, nor the outcome of the remaining D, E and F block PCS auctions.

Information and Interexchange Services (Modified Final Judgment):
The 1996 Act explicitly supersedes the judicial and regulatory regime created by the Consent Decree that terminated the United States v. AT&T antitrust litigation in 1982 (known as the Modification of Final Judgment or "MFJ"). The Consent Decree prohibited the Bell Operating Companies and their affiliates (collectively, the "Regional Bells") from, inter alia providing telecommunications services, including certain cable services, across Local Access and Transport Areas ("LATAs") as defined in the Consent Decree. A Regional Bell was required to obtain a waiver from the FCC in order to provide such services. The 1996 Act eliminates this requirement.

Other Multichannel Video Programming Technologies:
Several additional technologies exist or have been proposed that also have the potential to increase competition in the provision of video programming. Currently, many cable subscribers can receive programming received by C-band home satellite dishes or via satellite master antenna television facilities ("SMATV").

Programming Issues

Mandatory Carriage and Retransmission Consent: The 1992 Cable Act requires cable operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations. The 1992 Cable Act also includes a retransmission consent provision that prohibits cable operators and other multichannel video programming distributors from carrying broadcast stations without obtaining their consent in certain circumstances.

The "must carry" and retransmission consent provisions are related in that television broadcasters, on a cable system-by-cable system basis, must make a choice once every three years whether or not to proceed under the must carry rules or to waive that right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the cable system to carry the station's signal. The FCC's implementing regulations initially required broadcasters to elect between must-carry and retransmission consent by June 17, 1993. The next required election date is October 1, 1996.

While monetary compensation is possible in return for stations granting retransmission consent, many broadcast station operators have accepted arrangements that do not require payment but involve other types of consideration, such as use of a second cable channel, advertising time, and joint programming efforts.

The must carry provisions of the FCC's rules have been challenged as unconstitutional. After a special three-judge district court rejected the challenge, the Supreme Court vacated the panel's decision and remanded the case to the panel, directing it to determine the factual validity of the Congressional premise for enacting the law -- that "the economic health of local broadcasting is in genuine jeopardy." In December 1995, the panel, by a 2-1 majority, affirmed its prior decision, finding that Congress did indeed have substantial evidence to draw the reasonable inference that the must-carry provisions are necessary to protect the local broadcasting industry. The Supreme Court again has agreed to review the case and will likely issue a decision in 1997. Registrant cannot predict the timing or outcome of the case.

Program Content Regulation: In contrast to its deregulatory approach to media ownership, the 1996 Act contains a number of new regulations affecting program content. For example, upon request by a subscriber, a cable operator is required to fully scramble or block the audio and video programming of each channel carrying sexually explicit adult programming without charge. Also, the FCC is required to take certain steps to effectuate the accessibility of "closed captioned" and "video description" programming. Last, if distributors of video programming -- including cable operators -- fail voluntarily to establish rating rules to identify programming that contains sexual, violent, or other indecent material, the Act requires the FCC to formulate, in conjunction with a nonpartisan advisory committee, a system to identify and rate such programming. Distributors of rated programs are required to transmit these ratings, thereby permitting parents to block the programs.

Copyright: Cable television systems are subject to the Copyright Act which, among other things, covers the carriage of television broadcast signals. Pursuant to the Copyright Act, cable operators obtain a compulsory license to retransmit copyrighted programming broadcast by local and distant stations in exchange for contributing a percentage of their revenues as statutory royalties to the U.S. Copyright Office. The amount of this royalty payment varies depending on the amount of system revenues from certain sources, the number of distant signals carried, and the locations of the cable television system with respect to off-air television stations and markets. Copyright royalty arbitration panels, to be convened by the Librarian of Congress as necessary, are responsible for distributing the royalty payments among copyrights owners and for periodically adjusting the royalty rates.

Recently, several types of multichannel video distributors that compete with cable television systems were successful in gaining compulsory license coverage of their retransmission of television broadcast signals. Legislation enacted in 1994 provided an alternative compulsory license for satellite distributors through January 1, 2000 and extended permanent coverage of the cable copyright license to "wireless cable" systems (MMDS). The Copyright Office also has tentatively ruled that some SMATV systems are eligible for the cable compulsory license and is scheduled to issue new regulations covering SMATV copyright payments and filings in 1996.

Congress established the compulsory license in 1976 to serve as a means of compensating program suppliers for cable retransmission of broadcast programming. The FCC has recommended that Congress eliminate the compulsory copyright license for cable retransmission of both local and distant broadcast programming. In addition, legislative proposals have been and may continue to be made to simplify or eliminate the compulsory license. As noted, the 1992 Cable Act requires cable systems to obtain permission of certain broadcast licensees in order to carry their signals ("retransmission consent") should such stations so elect. (See "Mandatory Carriage and Retransmission Consent" above).
This permission is needed in addition to the copyright permission inherent in the compulsory license. Without the compulsory license, cable operators would need to negotiate rights for the copyright ownership of each program carried on each broadcast station transmitted by the system. Registrant cannot predict whether Congress will act on the FCC recommendations or similar proposals.

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

The FCC rules also provide exclusivity protection for syndicated programs. Under these rules, television stations may compel cable operators to black out syndicated programming broadcast from distant signals where the local broadcaster has negotiated exclusive local rights to such programming. Syndicated program suppliers are afforded similar rights for a period of one year from the first sale of that program to any television broadcast station in the United States. The FCC rules allow any broadcaster to bargain for and enforce exclusivity rights. However, exclusivity protection may not be granted against a station that is generally available over-the-air in the cable system's market. Cable systems with fewer than 1,000 subscribers are exempt from compliance with the rules. Although broadcasters generally may, under certain circumstances, acquire exclusivity only within 35 miles of their community of license, they may acquire national exclusive rights to syndicated programming. The ability to secure national rights is intended to assist so-called "superstations" whose local broadcast signals are then distributed nationally via satellite. The 35-mile limitation has been subject to possible re-examination by the FCC the past several years.

Cable Origination Programming: The FCC also requires that cable origination programming meet certain standards similar to those imposed on broadcasters. These standards include regulations governing political advertising and programming, advertising during children's programming, rules on lottery information, and sponsorship identification requirements.

Customer Service: On July 1, 1993, following a public rulemaking proceeding mandated by the 1992 Cable Act, new FCC rules on customer service standards became effective. The standards govern cable system office hours, telephone availability, installations, outages, service calls, and communications between the cable operator and subscriber, including billing and refund policies. Although the FCC has stated that its standards are "self effectuating," it has also provided that a franchising authority wishing to enforce particular customer service standards must give the system at least 90 days advance written notice. Franchise authorities also may agree with cable operators to adopt stricter standards and may enact any state or municipal law or regulation which imposes a stricter or different customer service standard than that set by the FCC. Enforcement of customer service standards, including those set by the FCC, is entrusted to local franchising authorities.

Pole Attachment Rates and Technical Standards

The FCC currently regulates the rates and conditions imposed by public utilities for use of their poles, unless, under the Federal Pole Attachments Act, a state public service commission demonstrates that it is entitled to regulate the pole attachment rates. The FCC has adopted a specific formula to administer pole attachment rates under this scheme. The validity of this FCC function was upheld by the U.S. Supreme Court. The 1996 Act revises the pole attachment rules in a number of ways to encourage competition in the provision of telecommunications services and to address inequity in the current pole attachment rates.

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

The 1992 Cable Act empowers the FCC to set certain technical standards governing the quality of cable signals and to preempt local authorities from imposing more stringent technical standards. The FCC's preemptive authority over technical standards for channels carrying broadcast signals has been affirmed by the U.S. Supreme Court. On March 4, 1992, the FCC adopted new mandatory technical standards for cable carriage of all video programming, including retransmitted broadcast material, cable originated programs and pay channels. The 1992 Cable Act includes a provision requiring the FCC to prescribe regulations establishing minimum technical standards. The FCC has determined that its 1992 rulemaking proceeding satisfied the mandate of the 1992 Cable Act. The new standards, which became effective December 30, 1992, focus primarily on the quality of the signal delivered to the cable subscriber's television. In a related vein, the 1996 Act provides that no local franchising authority may prohibit, condition, or restrict a cable system's use of any type of subscriber equipment or any transmission technology.

The 1996 Act also limits the FCC to the adoption of only minimal standards to achieve compatibility between cable equipment and consumer electronics (as Congress required the agency to do in the 1992 Cable Act) and to rely on the marketplace for other features, services, and devices. The FCC, however, has already made much progress with regard to compatibility pursuant to its 1992 Cable Act mandate. On May 4, 1994, the Commission released an order implementing the 1992 Cable Act requirements. In this order, the Commission adopted a three-phase plan for achieving compatibility between cable systems and consumer electronics.
The Phase I requirements include the following: (1) cable operators are prohibited from scrambling or otherwise encrypting signals carried on the basic tier; (2) cable operators are prohibited from taking actions that would prevent equipment with remote control capabilities from operating with commercially available remote controls; (3) cable operators must offer subscribers supplemental equipment for resolving specific compatibility problems; and (4) cable operators must provide more compatibility information to subscribers. During Phase II, cable operators must use the new "Decoder Interface" standard that is presently being developed. Finally, the third phase of the compatibility plan addresses future standards issues to be raised in a future Notice of Inquiry. A number of cable and electronic company interests have sought reconsideration of this order. Whether and to what extent the provisions of the 1996 Act affect the Commission plan is unclear to the Registrant at this time.

The 1996 Act directs the FCC, in consultation with private standard setting organizations, to prescribe regulations to ensure the commercial availability of converter boxes and other interactive communications equipment used by consumers to access services provided by cable operators and MVPDs. The 1996 Act specifies that the regulations should ensure the availability of such equipment from manufacturers, retailers, and other vendors not affiliated with an MVPD. However, MVPDs are not prohibited from offering such equipment to consumers, provided that they charge separately for equipment and service, and do not subsidize the equipment charge. Once the market for MVPDs and converter equipment is fully competitive, the FCC is required to sunset any pertinent regulations if it determines that such an elimination would promote competition and be the public interest.


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

Radio Industry

The 1996 Act completely revises the radio ownership rules most recently changed by the FCC in 1992. The 1996 Act eliminates the national radio ownership restriction. Any number of AM or FM broadcast stations may be owned or controlled by one entity nationally. The 1996 Act also greatly eases local radio ownership restrictions. As with the old rules, the maximum varies depending on the number of radio stations within the market. In markets with more than 45 stations, one company may own, operate, or control eight stations, with no more than five in any one service (AM or FM). In markets of 30-44 stations, one company may own seven stations, with no more than four in any one service; in markets with 15-29 stations, one entity may own six stations, with no more than four in any one service. In markets with 14 commercial stations or less, one company may own up to five stations or 50% of all of the stations, whichever is less, with no more than three in any one service.

In 1992, the FCC placed limitations on local marketing agreements ("LMAs") through which the licensee of one radio station provides the programming for another licensee's station in the same market. Stations operating in the same service (e.g., where both stations are AM) and in the same market are prohibited from simulcasting more than 25% of their programming. Moreover, in determining the number of stations that a single entity may control, an entity programming a station pursuant to an LMA is required, under certain circumstances, to count that station toward its maximum even though it does not own the station.

In addition, in January 1995, the FCC adopted rules to allocate spectrum for satellite digital audio radio service ("DARS"). Satellite DARS systems potentially could provide for regional or nationwide distribution of radio programming with fidelity comparable to compact disks. The FCC has solicited comment on proposed service and licensing regulations in a current rulemaking proceeding. Four applications for licenses to provide satellite DARS are currently pending before the FCC. In addition, the FCC has undertaken an inquiry into the terrestrial broadcast of DARS signals, addressing, inter alia, the need for spectrum outside the existing FM band and the role of existing broadcasters. Further, in 1995 the laboratory testing of a number of competing in-band on-channel DARS technologies was completed, with many of the systems progressing to the next stage of field testing. Registrant cannot predict the outcome of these proceedings.

Item 2.   Properties.

A description of the media properties of Registrant is contained in Item 1 above. Registrant owns or leases real estate for certain headend and transmitting equipment along with space for studios and offices. Registrant believes that the properties owned by the stations and the other equipment and furniture and fixtures owned are in reasonably good condition and are adequate for the operations of the stations. Refer to Item 8. "Financial Statements and Supplementary Data" for further information regarding Registrant's properties.

In addition, the offices of RPMM and MLMM are located at 350 Park
Avenue - 16th Floor, New York, New York 10022 and at The World
Financial Center, South Tower - 14th Floor, New York, New York,
10080-6114; respectively.

For additional description of Registrant's business refer to Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.   Legal Proceedings.

There are no material legal proceedings against Registrant or to which Registrant is a party.

Item 4.   Submission of Matters to a Vote of Security Holders.

There were no matters which required a vote of the limited partners of Registrant during the fourth quarter of fiscal year covered by this report.
                            Part II.

Item 5.   Market for Registrant's Common Stock and Stockholder
          Matters.

An established public market for Registrant's Units does not now exist, and it is not anticipated that such a market will develop in the future. Accordingly, accurate information as to the market value of a Unit at any given date is not available.

As of February 9, 1996, the number of owners of Units was 15,622.

Effective November 9, 1992, Registrant was advised that Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") introduced a new limited partnership secondary service available to its clients through Merrill Lynch's Limited Partnership Secondary Transaction Department.

Beginning with the December 1994 client account statements, Merrill Lynch implemented new guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. As a result, Merrill Lynch no longer reports general partner estimates of limited partnership net asset value on its client account statements, although the Registrant may continue to provide its estimate of net asset value to Unit holders. Pursuant to the guidelines, estimated values for limited partnership interests originally sold by Merrill Lynch (such as Registrant's Units) will be provided two times per year to Merrill Lynch by independent valuation services. The estimated values will be based on financial and other information available to the independent services on the prior August 15th for reporting on December year-end client account statements, and on information available to the services on March 31st for reporting on June month-end Merrill Lynch client account statements. Merrill Lynch clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. The estimated values provided by the independent services and the Registrant's current net asset value are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale. In addition, Unit holders may not realize the independent estimated value or the Registrant's current net asset value upon the liquidation of Registrant over its remaining life.

Registrant does not distribute dividends, but rather distributes Distributable Cash From Operations and Distributable Sale and Refinancing Proceeds, to the extent available. There were no distributions in 1993 or 1994. In 1995, $7.5 million ($40 per
Unit) was distributed to its Limited Partners and $75,957 to its General Partner from the proceeds of the sale of KATC-TV.

Item 6.   Selected Financial Data.

                      Year Ended      Year Ended      Year Ended
                     December 29,    December 30,    December 31,
                           1995            1994            1993
Operating Revenue     $ 109,214,031    $105,910,208      $100,401,671


Gain on Sale of
Television Stations
                     $  22,796,454       $       -         $       -


Net Income/(Loss)     $  21,490,240    $( 1,450,756)      $  1,377,340


Net Income/(Loss)
per Unit of Limited
Partnership
Interest
                     $      113.17    $      (7.64)      $       7.25


Number of Units            187,994         187,994           187,994


                         As of           As of           As of
                     December 29,    December 30,    December 31,
                           1995            1994            1993

Total Assets          $ 210,198,496    $238,330,358      $249,851,937


Borrowings            $ 182,821,928    $218,170,968      $232,568,349



                       Year Ended       Year Ended
                      December 25,     December 27,
                            1992             1991

Operating Revenue     $100,443,967     $ 99,185,423

Net Loss             $ (9,280,770)    $(51,049,551)

Net Loss per Unit
of Limited
Partnership          $     (48.87)    $    (268.83)
Interest

Number of Units            187,994          187,994


                         As of            As of
                      December 25,     December 27,
                            1992             1991

Total Assets          $261,554,442     $310,248,561

Borrowings            $245,994,745     $279,440,750

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources

As of December 29, 1995, Registrant had $41,124,366 in cash and cash equivalents, of which $37,275,625 was limited for use at the operating level and the remaining $3,848,741 was Registrant's working capital.

As of December 30, 1994, Registrant had $26,682,289 in cash and cash equivalents, of which $22,115,559 was limited for use at the operating level and the remaining $4,566,730 was Registrant's working capital.

During 1995, Registrant continued its operations phase and the process of liquidating certain of its media properties. Registrant engaged Merrill Lynch & Co. and Daniels & Associates in January, 1994 to act as its financial advisors in connection with a possible sale of all or a portion of Registrant's California Cable Systems (the "California Cable Systems").

Registrant has an agreement to sell California Cable Systems (see below).

Registrant consummated the sale of WREX and KATC on July 31, 1995 and September 30, 1995, respectively (see below). A cash distribution of approximately $7.5 million ($40 per Unit) was made to Limited Partners and $75,957 to its General Partner from net distributable sales proceeds.

California Cable

On November 28, 1994, Registrant entered into an agreement (the "Asset Purchase Agreement") with Century Communications Corp. ("Century") to sell to Century substantially all of the assets used in Registrant's California Cable operations serving Anaheim and Hermosa Beach/Manhattan Beach and Rohnert Park/Yountville and Fairfield (the "California Cable Systems"). The base purchase price specified in the Asset Purchase Agreement for the California Cable Systems is $286 million, subject to reduction by an amount equal to 11 times the amount, if any, by which the operating cash flow of the California Cable Systems (as adjusted in accordance with the Asset Purchase Agreement) is less than $26 million for the 12-month period prior to the closing, and subject to further adjustment as provided in the Asset Purchase Agreement. In addition, Registrant has the right to terminate the Asset Purchase Agreement if the purchase price would be less than $260 million based on the formula described above. Consummation of the transactions provided for in the Asset Purchase Agreement is subject to the satisfaction of certain conditions, including obtaining approvals of the sale from the Federal Communications Commission ("FCC") and the municipal authorities issuing the franchises for the California Cable Systems and the approvals of certain franchise extensions, including the renewal of the franchises license for the Anaheim and Villa Park communities.

As of December 29, 1995, all such approvals had been obtained, other than the transfer/renewal approvals for the Anaheim and Villa Park communities. After several months of negotiations, Registrant and Century had been unable to reach agreement with the City of Anaheim and the City of Villa Park regarding the terms of the renewal of each City's franchise, and therefore Century agreed to waive the condition precedent of obtaining a renewal of such franchises and was requiring instead a transfer to Century of the Anaheim franchise (the "Anaheim Transfer") and a transfer to Century of the Villa Park franchise (the "Villa Park Transfer").

The Asset Purchase Agreement provides that Registrant and Century each have the right to terminate the Asset Purchase Agreement if the Closing did not occur by December 31, 1995 (the "Optional Termination Date"). Accordingly, as of January 1, 1996, each party became vested with the right to elect to terminate the Asset Purchase Agreement. The parties sought to reach agreement with regard to an extension of the Optional Termination Date but were unable to finalize such agreement. Nevertheless, on January 17, 1996, Registrant notified Century that if the Closing does not occur on or before March 29, 1996, Registrant will terminate the Asset Purchase Agreement as of that date. However, Registrant does not intend to terminate the Asset Purchase Agreement on March 29, 1996 and will continue its attempts to consummate the Asset Purchase Agreement with Century.

Registrant, Century and the City of Anaheim have reached agreement on the terms of the Anaheim Transfer and the Anaheim Transfer has been approved; the approval will become final on April 4, 1996 unless a legally sufficient objection is raised under the Anaheim City Charter procedure for a public referendum. Registrant, Century and Villa Park have also reached agreement on the terms of the Villa Park Transfer and the Villa Park Transfer was approved by the Villa Park City Council on March 26, 1996.

No assurances can be given that the Anaheim Transfer will become final or the other conditions precedent necessary to enable the Closing to occur will occur. Accordingly, no assurances can be given that the sale of the California Cable Systems under the Asset Purchase Agreement will be consummated. (Refer to Notes 5 and 8 of "Item 8. Financial Statements and Supplementary Data" for a description of possible defaults under the ML California Cable Credit Agreement, as amended).

Although no assurances can be given as to the timing of any sale of the California Cable Systems or as to the sale price that might be realized in connection with any such sale, if the sale to Century is not consummated, Registrant believes that, under current market conditions, the California Cable Systems represent an attractive investment opportunity for a suitable buyer.

As of December 30, 1994 due in part to the negative impact of rate-reregulation on the operations of the California Cable Systems, Registrant was in default of certain financial covenants contained in the revised ML California Credit Agreement. These defaults were cured during the first quarter of 1995.

Effective February 23, 1995, Registrant and the banks entered into a first amendment (the "First Amendment") to the revised ML California Credit Agreement that provided for reduced principal payments and less restrictive covenants during the first three quarters of 1995. In exchange, Registrant paid an amendment fee of $322,969 to the banks and agreed to allow the banks to charge a higher interest rate on outstanding borrowings under the revised ML California Credit Agreement. A further fee of $322,969 plus additional interest for the full year 1995 was paid as a result of the sale of the California Cable Systems not being consummated prior to December 29, 1995. Certain other non-material terms of the revised ML California Credit Agreement were also affected by the First Amendment.

Effective June 30, 1995, Registrant and the banks entered into a second amendment to the revised ML California Credit Agreement that provided for required technical revisions.

Pursuant to the ML California Credit Agreement, a payment of principal in the amount of approximately $13.1 million (the "Principal Payment") became due and payable by the Registrant on December 29, 1995. Since the sale of the California Cable Systems did not occur by that date, Registrant was unable to make the entire Principal Payment, but did make a $3,555,000 partial payment. Effective December 29, 1995, Registrant and the banks entered into a third amendment (the "Third Amendment") to the revised ML California Credit Agreement that provided for reduced principal payments for the fourth quarter of 1995 and required a new quarterly principal payment of $15,812,500 to be due and payable on April 1, 1996. In addition, the Third Amendment increased the Registrant's cost of borrowing. The loan under the ML California Credit Agreement, as amended, is nonrecourse to the other assets of Registrant. As of December 29, 1995, Registrant was in compliance under the revised ML California Credit Agreement and the outstanding principal debt balance was $120,148,500.

Registrant expects that the sale of the California Cable Systems will not occur by April 1, 1996 and, therefore, Registrant will be unable to make the principal payment of $15,812,500 due under the ML California Credit Agreement on such date. Accordingly, as of April 1, 1996, Registrant expects to be in default under the terms of the ML California Credit Agreement. However, Registrant and the banks party to the ML California Credit Agreement are currently negotiating an amendment to the ML California Credit Agreement to defer the April 1, 1996 principal payment due date. Registrant has advised the banks that it will continue its attempts to consummate the Asset Purchase Agreement with Century assuming approval of the Anaheim Transfer becomes final. Although such negotiations with the banks continue, no assurances can be given that Registrant will be successful in its attempt to obtain an amendment to the ML California Credit Agreement. Should such amendment not be obtained, upon such default the banks may accelerate the payment obligations with respect to the full amount owing under the ML California Credit Agreement and take other action to enforce their rights under the ML California Credit Agreement.

In December 1993, the California Cable Systems received a favorable decision with respect to a property tax appeal filed with one county served by the California Cable Systems. The county had the right to appeal the decision for a period of six months. This period expired without appeal during the second quarter of 1994. Also in December of 1993, the California Cable Systems reached a favorable agreement in principle with a second county served by the California Cable Systems where an appeal relating to property taxes had also been filed. During 1994, the California Cable Systems executed a settlement agreement and finalized assessed property values with, and received a refund of approximately $700,000 from, this second county. In part as a result of these developments, the California Cable Systems continue to be entitled to receive tax refunds. On December 30, 1994, Registrant reduced by approximately $2.2 million the general and administrative expense of California Cable in order to account for these tax refunds. During the fourth quarter of 1994, Orange County, California, in which a significant percentage of the California Cable Systems are located, filed for bankruptcy. At December 29, 1995 and December 30, 1994, the net property tax refund receivable from Orange County was approximately $2.3 million and $1.7 million, respectively.

As of December 29, 1995, Registrant had funds related to the Northern California Systems in an escrow account totalling $817,630, which funds were included in other assets on the accompanying Consolidated Balance Sheet. The funds were deposited in such account during 1994 in accordance with Registrant's Agreement with the Cable Telecommunications Joint Powers Agency ("CTJPA") to be held for the benefit of CTJPA's subscribers pending determination of Registrant's potential need to make refunds to the subscribers in connection with rate re-regulation.

As of December 29, 1995, Registrant had funds in an additional escrow account totalling $176,947, which funds were included in other assets on the accompanying Consolidated Balance Sheet. The funds, which initially totalled $680,000, were deposited in such account during the first quarter of 1995 to be held for the benefit of the city of Fairfield's subscribers pending determination of Registrant's potential need to make refunds to the subscribers in connection with rate re-regulation.

The FCC has not yet made a decision on the CTJPA rate appeal. However, the FCC's decision on the most material issues in Registrant's other rate cases have been decided in a manner predominantly favorable to Registrant. The FCC decision on the Fairfield rate appeal was predominantly favorable to Registrant, and as a result of the city's rate structure, pursuant to such decision, the escrowed amounts were reduced to the current level.

WREX-KATC

On July 31, 1995, Registrant completed the sale to Quincy Newspapers, Inc. ("Quincy") of substantially all of the assets used in the operations of Registrant's television station WREX-TV, Rockford, Illinois ("WREX"), other than cash and accounts receivable. The purchase price for the assets was approximately $18.4 million, subject to certain adjustments. A reserve of approximately $2.3 million was established to cover certain purchase price adjustments and expenses and liabilities relating to WREX, and the balance of approximately $16.1 million was applied to repay a portion of the bank indebtedness secured by the assets of WREX and KATC. Quincy did not assume certain liabilities of WREX and Registrant will remain liable for such liabilities. On the sale of WREX, Registrant recognized a gain for financial reporting purposes of approximately $8.8 million.

On September 30, 1995, Registrant completed the sale to KATC Communications, Inc. (the "KATC Buyer") of substantially all of the assets used in the operations of Registrant's television station KATC-TV, Lafayette, Louisiana ("KATC") other than cash and accounts receivable. The KATC Buyer did not assume certain liabilities of KATC and Registrant will remain liable for such liabilities. The purchase price for the assets was $24.5 million. From the proceeds of the sale, approximately $6.3 million was applied to repay in full the remaining bank indebtedness secured by the assets of KATC; a reserve of approximately $2.0 million was established to cover certain purchase price adjustments and expenses and liabilities relating to KATC; $1.0 million was deposited into an indemnity escrow to secure Registrant's indemnification obligations to the KATC Buyer; approximately $7.6 million was applied to pay a portion of deferred fees and expenses owed to the General Partner; and the remaining amount of approximately $7.6 million ($40 per Unit)was distributed to Partners in December, 1995. Registrant recognized a gain for financial reporting purposes of approximately $14.0 million on the sale of KATC.

Wincom-WEBE-WICC

On July 30, 1993, Registrant and Chemical Bank executed an amendment to the Wincom-WEBE-WICC Loan (the "Restructuring Agreement") effective January 1, 1993, which cured all previously outstanding defaults pursuant to the Wincom-WEBE-WICC Loan.
Refer to Note 5 of "Item 8. Financial Statements and Supplementary Data" for further information regarding the Wincom-WEBE-WICC Loan and the Restructuring Agreement. Registrant was in compliance with all terms of its Wincom-WEBE-WICC Loan and the Restructuring Agreement at December 29, 1995.

Impact of Cable Legislation and Regulation

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

Rate Regulation

Under the 1992 Cable Act, cable systems' rates for service and related subscriber equipment are subject to regulation by the FCC and local franchising authorities. However, only the rates of cable systems that are not subject to "effective competition" may be regulated. A cable system is subject to effective competition if one of the following conditions is met: (1) fewer than 30% of the households in the franchise area subscribe to the system; (2) at least 50% of the households in the franchise area are served by two multichannel video programming distributors ("MVPD") and at least 15% of the households in the franchise area subscribe to any MVPD other than the dominant cable system; or (3) a franchising authority for that franchise area itself serves as an MVPD offering service to at least 50% of the households in the franchise area. The 1996 Act adds a fourth condition: the mere offering (regardless of penetration) by a local exchange carrier, or an entity using the LEC's facilities, of video programming services (including 12 or more channels of programming, at least some of which are television broadcasting signals) directly to subscribers by any means (other than direct-to-home satellite services) in the franchise area of an unaffiliated cable operator. Under these regulations, the Partnership's systems, like most cable systems in most areas, are not currently subject to effective competition. Consequently, the rates charged by the Partnership's systems are subject to rate regulation under certain circumstances.

Under the 1992 Cable Act, a local franchising authority may certify with the FCC to regulate the Basic Service Tier ("BST") and associated subscriber equipment of a cable system within its jurisdiction. By law, the BST must include all broadcast signals (with the exception of national "superstations"), including those required to be carried under the mandatory carriage provisions of the 1992 Cable Act, as well as public, educational, and governmental ("PEG") access channels required by the franchise. The FCC has jurisdiction over the Cable Programming Service Tier ("CPST"), which generally includes programming other than that carried on the BST or offered on a per-channel or per-program basis. The 1996 Act, however, confines rate regulation to the BST after three years: on March 31, 1999, the CPST will be exempted from regulation. On enactment, the 1996 Act also modifies the rules governing complaints for rate increases on the CPST by replacing the current procedure. The current procedure, mandated by the 1992 Cable Act, allows subscribers to file complaints directly with the FCC. Under the new procedure, only a local franchising authority may file an FCC complaint, and then only if the franchising authority receives "subscriber complaints" within 90 days of the effective date of a rate increase. The FCC must issue a final order within 90 days after receiving a franchising authority's complaint.

Effective September 1, 1993, regulated cable systems were required to use the FCC-prescribed "benchmark" approach to set initial rates for BSTs and CPSTs. Cable systems whose rates exceeded the applicable benchmark were required to reduce their rates either to the benchmark or by 10%, whichever reduction was less. The Commission subsequently modified its rules, however, to establish a second round of benchmark rate rollbacks, which became effective May 15, 1994. Under this more stringent regime, each cable system whose BST or CPST is subject to regulation is required to select from among the following methodologies to set a permitted rate: (1) a full reduction rate; (2) a transition rate; (3) a rate based on a streamlined rate reduction; or (4) a cost-of-service showing. The full reduction rate is a system's September 30, 1992 rate, measured on an average regulated revenue per subscriber basis, reduced by 17%. Under the transition rate approach, low-price cable systems (as determined under the FCC's revised benchmark formula) and systems owned by small operators (operators with a total subscriber base of 15,000 or less and not affiliated with or controlled by another operator) are not initially required to reduce rates to the full reduction rate level, but instead are permitted to cap their rates at March 31, 1994 levels, subject to possible further reduction based on cost studies. The streamlined rate reduction approach allows a cable system to reduce each billed item of regulated cable service as of March 31, 1994 by 14%, rather than completing various FCC rate regulation forms and establishing cost-based equipment and installation charges. This approach is available only to cable systems of 15,000 or fewer subscribers that are owned by a cable company serving a total of 400,000 or fewer subscribers over all of its systems. While the U.S. Court of Appeals for the D.C. Circuit has upheld these regulations, the regulations may be subject to further judicial review, and may be altered by ongoing FCC rulemakings and case-by-case adjudications.

The cost-of-service approach allows a cable system to recover through regulated rates its normal operating expenses and a reasonable return on investment. Prior to May 15, 1994, the effective date of FCC "interim" cost-of-service rules, the Commission permitted cable systems to use general cost-of-service principles, such as those historically used to set rates for public utilities. Beginning May 15, 1994, the FCC's interim rules took effect, which, among other things, established an industry-wide rate of return of 11.25% and presumptively excluded from a cable system's rate base acquisition costs above book value (while allowing certain intangible, above-book costs, such as start-up losses incurred during a two-year start-up period) and the costs of obtaining franchise rights. The FCC recently adopted final cost-of-service rules, which modify the interim rules, in relevant part, by: (1) retaining the 11.25% rate of return, but proposing, in a further notice of proposed rulemaking, to use a system's actual debt cost and capital structure to determine its final rate of return; (2) establishing a rebuttable presumption that 34% of the purchase price of cable systems purchased prior to May 15, 1994 (and not just the portion of the price allocable to intangibles) must be excluded from rate base; and (3) replacing the presumption of a two-year period for accumulated start-up losses with a case-by-case determination of the appropriate period. Additionally, the 1996 Act also restricts the FCC from disallowing certain operator losses for cost-of-service filings. There are no threshold requirements limiting the cable systems eligible for a cost-of-service showing except that, once rates have been set pursuant to a cost-of-service approach, cable systems may not file a new cost-of-service showing to justify new rates for a period of two years. An appeal of the interim rules brought before the U.S. Court of Appeals for the D.C. Circuit has been held in abeyance pending adoption of the final rules. Given the recent changes to the interim rules, it is uncertain whether the appeal will now go forward.

Having set an initial permitted rate for regulated service using one of the above methodologies, a cable system may adjust its rate going forward either quarterly or annually under the FCC's "price cap" mechanism, which accounts for inflation, changes in "external costs," and changes in the number of regulated channels. External costs include state and local taxes applicable to the provision of cable television service, franchise fees, the costs of complying with certain franchise requirements, and retransmission consent fees and copyright fees incurred for the carriage of broadcast signals. In addition, a cable system may treat as external (and thus pass through to its subscribers) the costs, plus a 20 cent per channel mark-up, for channels newly added to a CPST. Through 1996, however, each cable system is subject to an aggregate cap of $1.50 on the amount it may increase CPST rates due to channel additions.

The FCC's regulatory treatment of "a la carte" packages of channels has been a source of particular regulatory uncertainty for many cable systems and -- like the rate rollbacks -- has negatively affected the Partnership's revenues and profits.
Under the 1992 Cable Act, per-channel and per-program offerings ("a la carte" channels) are exempt from rate regulation. In implementing rules pursuant to the 1992 Cable Act, the FCC likewise exempted from rate regulation packages of a la carte channels if certain conditions were met. Upon reconsideration, however, the FCC tightened its regulatory treatment of these a la carte packages by supplementing its initial conditions with a number of additional criteria designed to ensure that cable systems creating collective a la carte offerings do not improperly evade rate regulation. The FCC later reversed its approach to a la carte packages by ruling that all non-premium packages of channels -- even if also available on an a la carte basis -- would be treated as a regulated tier. To ease the negative effect of these policy shifts on cable systems (and to further mitigate the rate regulations' disincentive for adding new program services) the FCC at the same time adopted rules allowing systems to create currently unregulated "new products tiers", provided that the fundamental nature of preexisting regulated tiers is preserved.

The charges for subscriber equipment and installation also are regulated by the FCC and local franchising authorities. FCC rules require that charges for converter boxes, remote control units, connections for additional television receivers, and cable installations must be based on a cable system's actual costs, plus an 11.25% rate of return. The regulations further dictate that the charges for each variety of subscriber equipment or installation charge be listed individually and "unbundled" from the charges for cable service. The 1996 Act, however, directs the FCC, within 120 days, to revise these rules to permit cable operators to aggregate, on a franchise, system, regional, or company level, their equipment costs into broad categories (except for equipment used only to receive a rate regulated basic service tier).

In accordance with the intent of the 1992 Act, the FCC has established special rate and administrative treatment for small cable systems and small cable companies. In addition to the transition rate relief and streamlined rate reduction approaches to setting initial permitted rates (discussed above), the Commission has provided for the following relief mechanisms for small cable systems and companies: (1) a simplified cost-of-service approach for small systems owned by small companies in which a per-channel rate below $1.24 is considered presumptively reasonable; and (2) a system of any size owned by a small cable company that incurs additional monthly per subscriber headend costs of one full cent or more for the addition of a channel may recover a 20 cent mark-up, the license fee (if any) for the channel, as well as the actual cost of the headend equipment necessary to add new channels (not to exceed $5,000 per channel) for adding not more than seven new channels through 1997. By these actions, the FCC stated that it has expanded the category of systems eligible for special rate and administrative treatment to include approximately 66% of all cable systems in the U.S. serving approximately 12% of all cable subscribers. The 1996 Act further deregulates small cable companies: under the Act, an operator that, directly or through an affiliate, serves fewer than 1% of all subscribers in the U.S. (600,000 subscribers) and is not affiliated with an entity whose gross annual revenues exceed $250 million is exempt from rate regulation of the cable programming services tier and also of the basic service tier (provided that the basic tier was the only tier subject to regulation as of 12/31/94) in any franchise area in which that operator serves 50,000 or fewer subscribers.

In late 1995, the FCC demonstrated increasing willingness to settle some or all of the rate cases pending against a multiple system operator ("MSO") by entering into a "social contract" or rate settlement (collectively "social contract/settlement"). While the terms of each social contract/settlement vary according to the underlying facts unique to the relevant cable systems, the common elements include an agreement by an MSO to make a specified subscriber refund (generally in the form of in-kind service or a billing credit) in exchange for the dismissal, with prejudice, of pending complaints and rate proceedings. In addition, the FCC recently has adopted or proposed two measures that may mitigate the negative effect of the Commission's rate regulations on cable systems' revenues and profits, and allow systems to more efficiently market cable service. The FCC implemented an abbreviated cost-of-service mechanism for cable systems of all sizes that permits systems to recover the costs of "significant" upgrades (e.g., expansion of system bandwidth capacity) that provide benefits to subscribers to regulated cable service. This mechanism could make it easier for cable systems to raise rates to cover the costs of an upgrade. The Commission also has preliminarily proposed, but not yet adopted, an optional rate-setting methodology under which a cable operator serving multiple franchise areas could establish uniform rates for uniform cable service tiers offered in multiple franchise areas.

The 1996 Act also provides operator flexibility for subscriber notification of rate and service changes. The Act permits cable operators to use "reasonable" written means to notify subscribers of rate and service changes; notice need not be inserted in subscriber bills. Prior notice of a rate change is not required for any rate change that is the result of regulatory fee, franchise fee, or any other fee, tax, assessment, or change of any kind imposed by a regulator or on the transaction between a cable operator and a subscriber.

As an example of the effects of the 1992 Cable Act, in complying with the benchmark regulatory scheme without considering the effect of any future potential cost-of-service showing, Registrant's California Cable Systems, on a franchise by franchise basis, were required to reduce present combined basic service rates (broadcast tier and satellite service tier) effective September 1, 1993, and again effective July 14, 1994. In addition, pursuant to the 1992 Cable Act, revenue from secondary outlets and from remote control units was eliminated or reduced significantly. At that time, Registrant began instituting charges for converters, as permitted by the 1992 Cable Act, offering programming services on an a-la-carte basis, which services are not subject to rate regulation, and aggressively marketing unregulated premium services to those subscribers benefiting from decreased basic rates. Despite the institution of these actions by the California Cable Systems, the May, 1993 and February, 1994 rate regulations enacted pursuant to the 1992 Cable Act had a detrimental impact on the revenues and profits of the California Cable Systems. For example, in 1994 the revenues of the California Cable Systems decreased slightly compared to 1993 after having increased in every previous year.

While the impact of a September 1, 1993 rate and tier restructuring to comply with the 1992 Cable Act did not have a significant negative impact on the revenues and profits of C-ML Cable, the February 22, 1994 FCC action had a detrimental impact on the revenues and profits on C-ML Cable. For example, while the revenues of the C-ML Cable systems increased in 1994 compared to 1993, the increase in revenues of the C-ML Cable Systems was lower than in previous years. However, Registrant does not presently anticipate that this reduced rate of revenue growth will result in any defaults under the C-ML Notes or the C-ML Revolving Credit Agreement during 1996. There were no defaults under the C-ML Notes or the C-ML Revolving Credit Agreement at December 29, 1995.

Summary

Registrant's ongoing cash needs will be to fund debt service, capital expenditures and working capital needs. During 1995, cash interest paid was $21,384,422, and principal repayments of $35,349,040 were made. During 1996, Registrant is required by its various debt agreements to make scheduled principal repayments of $32,350,000 under all of its debt agreements. If the ML California Credit Agreement is accelerated as a result of the sale to Century not being consummated or otherwise, Registrant would be required to satisfy the remaining loan balance of $120,148,500 as of December 29, 1995.

Based upon a review of the current financial performance of Registrant's investments, Registrant continues to monitor its working capital level. Registrant does not have sufficient cash to meet all of its contractual debt obligations of all of its investments, however such debt obligations are recourse only to specified assets. Registrant does not currently expect to, nor is it obligated to, advance any of its unrestricted working capital to California Cable Systems.

Current and future maturities under Registrant's existing credit facilities are described in Note 5 of "Item 8. Financial
Statements and Supplementary Data".

As previously reported, Registrant has deferred certain general partner management fees since the second quarter of 1989 and certain general partner reimbursements of out-of-pocket expenses since the third quarter of 1989. As discussed in Note 2, approximately $7.6 million of net proceeds from the sale of the television stations was applied to pay a portion of these deferred fees and expenses owed to the General Partner. In addition, during 1995, Registrant paid $1.0 million to the General Partner representing partial payment for third and fourth quarter management fees and out-of-pocket expenses. As of December 29, 1995 the amount payable to the General Partner was approximately $7.9 million.

Results of Operations

1995 vs. 1994

During 1995 and 1994, Registrant had total operating revenues of approximately $109.2 million and $105.9 million, respectively. The approximate $3.3 million increase was primarily due to increases in revenues in Registrant's cable and radio properties offset by a decrease in television revenues as a result of the sale of Registrant's television stations in 1995.

Registrant's 50% share of the revenues of C-ML Cable increased by approximately $2.6 million in 1995 compared to 1994. The increase in revenues at C-ML Cable occurred as a result of an increase in the number of basic subscribers during 1995, implementation of allowed rate increases and an increase in pay revenue due to both an increase in subscriptions as well as the average pay rate. The average level of basic subscribers at C-ML Cable increased to 113,942 in 1995 from 108,453 in 1994, and the total number of basic subscribers increased to 115,655 at the end of 1995 from 112,228 at the end of 1994. The number of average premium subscriptions at C-ML Cable increased to 71,150 during 1995 from 69,027 during 1994 due to aggressive marketing efforts. Total premium subscriptions increased to 73,565 at the end of 1995 from 68,735 at the end of 1994.

Revenues at California Cable increased by approximately $2.1 million. The increase at California Cable resulted primarily from the implementation of rate increases permitted under the FCC's rate re-regulations and an increase in the number of basic subscribers from 136,022 at the end of 1994 to 138,864 at the end of 1995. Average basic subscribers increased to 137,443 in 1995 from 133,926 in 1994. Total premium subscribers decreased from 77,749 at the end of 1994 to 73,500 at the end of 1995. Average premium subscribers decreased slightly to 75,625 during 1995 from 75,687 during 1994.

During 1995, Registrant recognized gains of approximately $14.0 million and $8.8 million on the sale of television stations KATC and WREX, respectively. Due to the sale of television stations WREX on July 31, 1995 and KATC on September 30, 1995, the results of operations for the year ended 1995 and 1994 are not comparable. The Wincom-WEBE-WICC radio group reported an increase in revenues of approximately $1.7 million, primarily as a result of stronger local and national advertising and network revenues resulting from improved market conditions. Revenues increased by approximately $0.2 million at KORG/KEZY due primarily to an increase in trade revenues as well as interest income.

During 1995 and 1994, Registrant incurred property operating expenses of approximately $39.3 million and $38.8 million, respectively, in connection with the operation of its cable, radio and television properties. Registrant's total property operating expenses increased by approximately $0.5 million from year to year as a result of: an increase of approximately $0.7 million at C-ML Cable and C-ML Radio (together the "Revised Venture"), due to an increase in property taxes as compared to 1994, increases in copyright fees and franchise taxes due to the increased subscriber base and an increase in sales-related expenses; an increase at California Cable of approximately $0.4 million due primarily to higher programming costs partially offset by decreased marketing costs; a combined increase of approximately $0.5 million at the Wincom-WEBE-WICC radio group due to increases in commission and other revenue-related expenses as well as increased advertising costs, all partially offset by a decrease in the operating expenses of Registrant's television stations due to the sales in 1995. The remaining increases or decreases in property operating expenses at Registrant's other properties were immaterial either individually or in the aggregate.

During 1995 and 1994, Registrant incurred general and administrative expenses of approximately $22.2 million and $20.9 million, respectively. Registrant's total general and administrative expenses increased by approximately $1.3 million from year to year as a result of increases of approximately:
$1.4 million at the combined television operations due primarily to the cost of marketing the two stations; $0.4 million at the combined cable and radio operations of the Revised Venture, due primarily to increased administrative costs related to an increase in the overall subscriber base; and an increase of approximately $0.2 million at the Wincom-WEBE-WICC radio group due primarily to refurbishment costs related to new office space at WQAL-FM as well as an increase in overall insurance expense.

These increases were partially offset by a decrease of approximately $0.7 million at California Cable due primarily to decreased property tax expenses partially offset by increased costs related to the pending disposition of the California Cable systems. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial either individually or in the aggregate.

Registrant earned interest income of approximately $332,000 and $193,000 during 1995 and 1994, respectively, on its working capital balance.

Interest expense of approximately $19.4 million and $16.0 million in 1995 and 1994, respectively, represents the cost incurred for borrowed funds utilized to acquire various media properties. The approximate $3.4 million increase in interest expense is due to:
(i) an increase pursuant to the Revised ML California Cable Credit Agreement of $3.9 million due to both higher floating interest rates from year to year and the increased rate incorporated by the Amendments to the loan offset partially by a decrease of approximately $0.5 million due to the sale of Registrant's television stations. The remaining increases or decreases in interest expense at Registrant's other properties were immaterial, either individually or in the aggregate.

Registrant's depreciation and amortization expense totalled approximately $28.1 million and $30.2 million in 1995 and 1994, respectively. This $2.1 million decrease resulted primarily from: a $1.0 million decrease at WREX and KATC due to the sale of these stations in 1995; a decrease of $0.7 million at combined California Cable and radio operations due to fully depreciated assets; and a $0.2 million decrease at the Wincom-WEBE-WICC radio group due to fully depreciated assets. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in aggregate.

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

Registrant's 50% share of the revenues of C-ML Cable increased by approximately $1.3 million in 1994 compared to 1993. The increase in revenues at C-ML Cable occurred as a result of higher average levels of basic subscribers, due to successful marketing efforts and the extension of cable plant to pass additional homes. The average level of basic subscribers at C-ML Cable increased to 108,453 in 1994 from 105,323 in 1993, and the total number of basic subscribers increased to 112,228 at the end of 1994 from 104,677 at the end of 1993. The number of average premium subscriptions at C-ML Cable decreased to 69,027 during 1994 from 73,178 during 1993 due to weakness in the local economy (which was exacerbated by a severe drought, which has since ended), as well as to continuing industry-wide softness in subscriber demand for premium services and the restructuring of C-ML Cable's rates and services in the second half of 1993. Total premium subscriptions decreased to 68,735 at the end of 1994 from 69,319 at the end of 1993.

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

Revenues at California Cable decreased by approximately $0.2 million, primarily as a result of a change in policy for accounting for franchise fees in September 1993 (approximately $1.2 million), as well as to lower pay-per-view revenues (due to an absence of strong event programming). The overall decrease in revenues at California Cable occurred despite increases in basic revenue due primarily to the positive impact of increases in average basic subscribers. Average basic subscribers increased to 133,926 in 1994 from 132,105 in 1993 due to successful marketing efforts and extension of cable plant to pass additional homes. In addition, total basic subscribers increased to 136,022 at the end of 1994 from 131,830 at the end of 1993. Reversing recent annual trends, California Cable experienced growth in premium subscriptions during 1994 due to heavy promotional efforts and reduced promotional rates, especially in the second half of the year. Total premium subscriptions increased to 77,749 at the end of 1994 from 73,625 at the end of 1993. However, average premium subscriptions decreased to 75,687 during 1994 from 76,480 during 1993 due primarily to the relatively high number of premium subscriptions at the beginning of 1993. The decrease in average premium subscriptions was offset by increases in average premium rates, resulting in flat premium revenues from 1993 to 1994.

During 1994 and 1993, Registrant incurred property operating expenses of approximately $38.8 million and $33.8 million, respectively, in connection with the operation of its cable, radio and television properties. Registrant's total property operating expenses increased by approximately $5.0 million from year to year as a result of: an increase of approximately $2.6 million at the combined cable and radio operations of the Revised Venture, due to the consolidation of the 1994 operating results of the Revised Venture's radio properties on January 1, 1994 (approximately $1.7 million) and to a non-recurring adjustment to property tax accruals in 1993 at C-ML Cable (approximately $0.9 million); an increase of approximately $2.5 million at California Cable, due primarily to higher basic programming costs (due to increased fees to programmers and the increased number of average basic subscribers) and higher marketing and copyright fees associated with rate and service restructuring in response to re-regulation; and an increase of approximately $0.1 million at KORG/KEZY due primarily to increased barter expense at KEZY. These increases were partially offset by a net decrease of $0.2 million at the Wincom-WEBE-WICC group, where higher operating expenses at WEBE and WICC (due primarily to higher sales commissions and other expenses) were outweighed by decreased property operating expenses at Wincom due to the sale of the Indianapolis Stations at the beginning of the fourth quarter of 1993.

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

Statement of Financial Accounting Standards No. 112

Effective January 1, 1994, Registrant adopted Statement of Financial Accounting Standard ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). This pronouncement establishes accounting standards for employers who provide benefits to former or inactive employees after employment, but before retirement. These benefits include, but are not limited to, salary-continuation, disability related benefits including workers' compensation, and continuation of health care and life insurance benefits. SFAS No. 112 requires employers to accrue the obligations associated with service rendered to date for employee benefits accumulated or vested where payment is probable and can be reasonable estimated. The effect of the adoption of SFAS No. 112 was not material to Registrant's financial position or results of operations as of and for the year ending December 30, 1994.

Statement of Financial Accounting Standards No. 121

In March 1995, Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This pronouncement, effective in 1996, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used and certain identifiable intangibles to be disposed of by an entity be reviewed for impairment whenever events or change in circumstances indicate that the carrying amount of an asset may not be recoverable. The effect of adopting SFAS No. 121 will not have a material effect on Registrant's financial position and results of operations.

Additional Operating Information

Registrant owned cable systems that passed 221,256 homes, provided basic cable television service to 138,864 subscribers, and accounted for 73,500 pay units as of December 29, 1995. In addition, Registrant holds a 50% interest in the Venture, which in turn, through C-ML Cable, passed 272,198 homes, provided basic cable television service to 115,655 subscribers and accounted for 73,565 pay units as of December 29, 1995. The following table shows the numbers of basic subscribers and pay units at Registrant's wholly-owned California Cable and at C-ML Cable:

                         As of           As of           As of
                     December 29,    December 30,    December 31,
                           1995            1994            1993
Homes Passed
California Systems      221,256         218,992             216,328
Wholly-Owned            221,256         218,992             216,328
C-ML Cable              272,198         262,505             259,790
Basic Subscribers
California Systems      138,864         136,022             131,830
Wholly-Owned            138,864         136,022             131,830
C-ML Cable              115,655         112,228         104,677
Pay Units
California Systems       73,500          77,749              73,625
Wholly-Owned             73,500          77,749              73,625

C-ML Cable               73,565          68,735              69,319

Since December 31, 1993, Registrant has experienced an overall increase at its California Cable Systems in the number of homes passed. Homes passed growth has been attributable primarily to extensions of existing cable plant. The number of basic subscribers increased from December 31, 1993 to December 29, 1995 due to the extension of cable plant to pass incremental homes and potential new subscribers, marketing efforts, and broadly-defined customer retention efforts including ongoing attention to technical quality and customer service. The number of pay units in Registrant's California Cable Systems decreased from December 31, 1993 to December 29, 1995, primarily as a result of a weak local economy in southern California, although the number of pay units increased from the end of 1993 to the end of 1994 due to heavy promotional efforts and reduced promotional rates.

The overall number of homes passed by the Puerto Rico Systems increased from the end of 1993 to the end of 1995 due primarily to the extension of cable plant to pass incremental homes, and the number of basic subscribers increased during the same period. This is due to the extension of cable service to pass additional homes, as well as to an increased level of marketing during 1994. The number of pay units at the Puerto Rico Systems increased from December 31, 1993 to December 29, 1995, primarily due to aggressive marketing efforts.

As of December 29, 1995, Registrant operated seven radio stations in three cities in the United States and one city in San Juan, Puerto Rico. Each of Registrant's broadcast properties competes with numerous other outlets in its area, with the number of competing outlets varying from location to location. Stations are rated in each market versus competitors based on the number of viewers or listeners tuned to the various outlets in that market.

The information below briefly describes, for each station owned by Registrant, the number of competitors that each station faces in its market and the station's ranking in that market, where applicable.

Registrant's radio station WQAL-FM in Cleveland, Ohio competes with approximately 25 other radio stations in the Cleveland market according to Arbitron, an accepted industry source. According to Arbitron, the station was ranked number nine in the market in terms of listeners 12+ as of the Fall, 1995 rating period.

Registrant's radio stations WEBE-FM and WICC-AM in Fairfield County, Connecticut compete with approximately 45 other radio stations in the Fairfield County market according to Arbitron. According to Arbitron, WEBE-FM was ranked number one in Fairfield County and WICC-AM was ranked number one in Bridgeport, Connecticut in terms of listeners 12+ as of the Fall, 1995 rating period.

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

Item 8.   Financial Statements and Supplementary Data.

                    TABLE OF CONTENTS

                 ML Media Partners, L.P.

Independent Auditors' Report

Consolidated Balance Sheets as of December 29, 1995 and
December 30, 1994

Consolidated Statements of Operations for the three years ended December 29, 1995

Consolidated Statements of Cash Flows for the three years ended December 29, 1995

Consolidated Statements of Changes in Partners'
Capital/(Deficit) for the three years ended
December 29, 1995

Notes to Consolidated Financial Statements for the three years ended December 29, 1995

Schedule I - Condensed Financial Information of Registrant as of December 29, 1995, December 30, 1994 and
December 31, 1993

Schedule II - Valuation and Qualifying Accounts as of
December 29, 1995, December 30, 1994 and December 31, 1993

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.
INDEPENDENT AUDITORS' REPORT

ML Media Partners, L.P.:

We have audited the accompanying consolidated financial statements and the related financial statement schedules, of ML Media Partners, L.P. (the "Partnership") and its affiliated entities, as listed in the accompanying table of contents. These consolidated financial statements and financial statement schedules are the responsibility of the Partnership's general partner. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership and its affiliated entities at December 29, 1995 and December 30, 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 29, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respect the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, the Partnership expects that it will be unable to meet the scheduled April 1, 1996 principal payment pursuant to the ML California Credit Agreement. As a result of this, the maturity of the outstanding borrowing under the ML California Credit Agreement could be accelerated and, if so, the Partnership would be required to satisfy the remaining loan balance ($120,148,500 as of December 29, 1995). In addition, the banks could also take other action to enforce their rights under the ML California Credit Agreement. Such debt is without recourse to the Partnership.

New York, New York
March 11, 1996 (March 26, 1996 as to Note 8, Pending
Transactions)

                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
           AS OF DECEMBER 29, 1995 AND DECEMBER 30, 1994

                               Notes       1995            1994
ASSETS:
Cash and cash equivalents        1      $ 41,124,366   $ 26,682,289
Short-term investments held
by agent                         1                 -      6,000,000
Accounts receivable (net of
allowance for doubtful
accounts of $856,484 and
$808,919, respectively)                   12,215,484     11,751,637
Prepaid expenses and deferred
charges (net of accumulated
amortization of $7,352,383
and $7,782,985,
respectively)                    1         2,842,996      3,640,813
Property, plant and equipment
- net                           1,3       72,989,071     85,053,152
Intangible assets - net          1,4       79,636,581    102,344,420
Other assets                    10         1,389,998       2,858,047
TOTAL ASSETS                            $210,198,496   $238,330,358

LIABILITIES AND PARTNERS'
CAPITAL/(DEFICIT):
Liabilities:
Borrowings                    5,8,11    $182,821,928   $218,170,968
Accounts payable and
accrued liabilities              6        27,630,778     34,522,652
Subscriber advance payments                2,109,929      1,895,400
Total Liabilities                         212,562,635   254,589,020




(Continued on the following page.)

                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
           AS OF DECEMBER 29, 1995 AND DECEMBER 30, 1994
                            (continued)

                             Notes        1995            1994
Commitments and Contingencies
                              7,8

Partners' Capital/(Deficit):
General Partner:
Capital contributions, net of
offering expenses               1         1,708,299        1,708,299
Cumulative loss                         (1,593,066)      (1,807,968)
Cash distribution                           (75,957)                -
                                             39,276         (99,669)

Limited Partners:
Capital contributions, net of
offering expenses (187,994
Units of Limited Partnership
Interest)                       1       169,121,150      169,121,150
Tax allowance cash
distribution                            (6,291,459)      (6,291,459)
Cash distribution                       (7,519,760)                -
Cumulative loss                       (157,713,346)    (178,988,684)
                                        (2,403,415)     (16,158,993)
Total Partners'
Capital/(Deficit)                       (2,364,139)     (16,258,662)
TOTAL LIABILITIES AND
PARTNERS' CAPITAL/(DEFICIT)
                                      $ 210,198,496    $ 238,330,358



See Notes to Consolidated Financial Statements.

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE YEARS ENDED DECEMBER 29, 1995

                   Notes       1995           1994          1993
REVENUES:
Operating revenues    1     $109,214,031  $105,910,208    $100,401,671

Interest                         332,181       192,875         147,466
(Loss)/Gain on
sale of assets       2         (22,802)       122,154       4,988,390
Gain on sale of
WREX                 2        8,838,248             -               -
Gain on sale of
KATC                 2       13,958,206             -               -
Total revenues               132,319,864   106,225,237     105,537,527

COSTS AND EXPENSES:
Property operating            39,301,436    38,764,954      33,764,437
General and
administrative      6,7      22,255,438    20,907,542      20,003,401
Depreciation and
amortization       1,3,4     28,086,433    30,180,011      31,419,885
Interest expense      5       19,417,987    16,046,700      17,500,965
Management fees       6        1,566,245     1,591,831       1,591,831
Other                            202,085       184,955         179,455
Total costs and
expenses                    110,829,624   107,675,993     104,459,974

Income/(Loss)
before provision
for income taxes
and extraordinary
item                         21,490,240   (1,450,756)       1,077,553



(Continued on the following page.)

                      ML MEDIA PARTNERS, L.P.
               CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE YEARS ENDED DECEMBER 29, 1995
                            (continued)

                   Notes       1995           1994           1993
Provision for
income taxes-
Wincom             1,12               -              -        190,000

Net Income/(Loss)
before
extraordinary
item                         21,490,240    (1,450,756)        887,553

Extraordinary
item-gain on
extinguishment
of debt              2                -              -        489,787

NET INCOME/(LOSS)           $ 21,490,240   $ (1,450,756)  $  1,377,340


Per Unit of Limited
 Partnership Interest:

Net Income/(Loss)
before extra-
ordinary item              $    113.17    $     (7.64)    $      4.67

Extraordinary
item                                 -              -            2.58

NET INCOME/(LOSS)           $    113.17    $     (7.64)   $      7.25


Number of Units                 187,994        187,994         187,994



See Notes to Consolidated Financial Statements.

                      ML MEDIA PARTNERS, L.P.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE YEARS ENDED DECEMBER 29, 1995

                             1995           1994           1993
Cash flows from
  operating activities:
Net income/(loss)       $ 21,490,240    $(1,450,756)   $ 1,377,340

Adjustments to
reconcile
  net income/(loss) to
  net cash provided by
  operating activities:
Depreciation and
  amortization            28,086,433     30,180,011     31,419,885
Bad debt expense             236,504        319,392        327,194
Equity in earnings of
  joint venture                    -              -      (143,582)
Extraordinary item-gain
  on extinguishment
  of debt                          -              -      (489,787)
Loss/(Gain) on sale of
 assets                       22,802      (122,154)      (4,988,390)
Gain on sale of WREX     (8,838,248)              -              -
Gain on sale of KATC    (13,958,206)              -              -
Changes in operating
 assets and
liabilities:
Decrease/(Increase):
  Short-term
investments                6,000,000    (6,000,000)              -
    held by agent
  Accounts receivable      (750,328)    (2,451,478)    (2,733,479)
  Prepaid expenses and
    deferred charges         197,004        272,316    (1,471,007)
  Other assets             1,468,187       (94,528)      (171,090)
(Decrease)/Increase:
  Accounts payable and
    accrued liabilities (10,154,531)      4,443,739        193,632
  Subscriber advance
    payments                 214,529      (206,682)        172,655


(Continued on the following page.)

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE YEARS ENDED DECEMBER 29, 1995
                             (continued)
                            1995           1994            1993
Net cash provided by
  operating              24,014,386     24,889,860        23,493,371
activities

Cash flows from
investing activities:
Proceeds from sale of
  assets                     30,923        243,142         7,447,854
Purchase of property,
  plant and equipment   (9,282,276)   (10,688,588)      (10,205,727)
Intangible assets         (246,699)      (281,221)         (322,723)
Proceeds from sale of
  WREX                   18,370,500              -                 -
Proceeds from sale of
  KATC                   24,500,000              -                 -
Net cash provided
  by/(used in)
  investing              33,372,448   (10,726,667)    ( 3,080,596)
activities

Cash flows from
 financing
activities:
Principal payments on
  borrowings           (35,349,040)   (14,397,381)      (14,874,901)
Proceeds from
  borrowings                      -              -         1,448,505
Cash distribution       (7,595,717)              -                 -
Net cash used in
  financing             (42,944,757)  (14,397,381)      (13,426,396)
activities

Net increase/
  (decrease) in cash
  and cash               14,442,077      (234,188)         6,986,379
equivalents
Cash and cash
  equivalents at the
  beginning of year      26,682,289     26,916,477        19,930,098
Cash and cash
  equivalents at the
  end of year          $ 41,124,366   $ 26,682,289      $ 26,916,477

Cash paid for          $ 21,384,422     $ 15,388,775    $ 17,246,267
interest

(Continued on the following page.)

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE YEARS ENDED DECEMBER 29, 1995
                             (continued)


Supplemental Disclosure:

Property, plant and equipment of approximately $184,000, $696,000 and $1,067,000 was acquired but not paid for as of December 29, 1995, December 30, 1994 and December 31, 1993, respectively.

Effective July 31, 1995, the Partnership sold substantially all of the assets of Television station WREX.

Effective September 30, 1995 the Partnership sold substantially all of the assets of television station KATC.

See Notes to Consolidated Financial Statements.

                      ML MEDIA PARTNERS, L.P.
 CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL/(DEFICIT)
            FOR THE THREE YEARS ENDED DECEMBER 29, 1995

                          General        Limited
                          Partner        Partners         Total

Partners' Deficit as
  of December 25,        $  (98,934)  $ (16,086,312)   $(16,185,246)
1992

1993:

   Net Income                 13,773      1,363,567        1,377,340

Partners' Deficit as
  of December 31,           (85,161)   (14,722,745)     (14,807,906)
1993

1994:

   Net Loss                 (14,508)    (1,436,248)      (1,450,756)

Partners' Deficit as
  of December 30,           (99,669)   (16,158,993)     (16,258,662)
1994

1995:

   Net Income                214,902     21,275,338       21,490,240
   Cash Distribution        (75,957)    (7,519,760)      (7,595,717)

Partners' Capital/
  (Deficit) as of
  December 29, 1995       $   39,276  $ (2,403,415)    $ (2,364,139)





See Notes to Consolidated Financial Statements.

                     ML MEDIA PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE YEARS ENDED DECEMBER 29, 1995


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

Media Management Partners (the "General Partner") is a joint venture, organized as a general partnership under the laws of the State of New York, between RP Media Management, a joint venture organized as a general partnership under the laws of the State of New York, consisting of The Elton H. Rule Company and IMP Media Management, Inc., and ML Media Management Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. The General Partner was formed for the purpose of acting as general partner of the Partnership. The General Partner's total capital contribution amounts to $1,898,934 which represents 1% of the total Partnership capital contributions.

Pursuant to the terms of the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), the General Partner is liable for all general obligations of the Partnership to the extent not paid by the Partnership. The limited partners are not liable for the obligations of the Partnership in excess of the amount of their contributed capital.

The Partnership was formed to acquire, finance, hold, develop, improve, maintain, operate, lease, sell, exchange, dispose of and otherwise invest in and deal with media businesses and direct and indirect interests therein.

As of December 29, 1995, the Partnership's investments in media properties consisted of a 50% interest in Century - ML Cable Venture (the "Revised Venture") which owns an FM (WFID-FM)and AM (WUNO-AM) radio station combination and a background music service in San Juan, Puerto Rico and, through its wholly-owned subsidiary corporation, Century-ML Cable Corporation ("C-ML Cable"), operates two cable television systems in Puerto Rico (the "Puerto Rico Systems"); four cable television systems in California ("California Cable" or the "California Systems"); an FM (WEBE-FM) and AM (WICC-AM) radio station combination in Bridgeport, Connecticut; an FM (KEZY-FM) and AM (KORG-AM) radio station combination in Anaheim, California and Wincom Broadcasting Corporation ("Wincom"), a corporation that owns an FM radio station (WQAL-FM) in Cleveland, Ohio.

Basis of Accounting and Fiscal Year

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes. Pursuant to generally accepted accounting principles, the Partnership recognizes revenue as various services are provided. The Partnership consolidates its 100% interest in Wincom; its 99.999% interests in ML California Associates, KATC Associates, WREX Associates, WEBE Associates, WICC Associates and Anaheim Radio Associates; and its pro rata 50% interest in the Revised Venture, which effective January 1, 1994, also includes the operations of C-ML Radio. All intercompany accounts have been eliminated.

The fiscal year of the Partnership ends on the last Friday of each calendar year.

Cash and Cash Equivalents

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents.

Short-term Investments Held by Agent

At December 30, 1994, the Partnership had short-term investments held by agent with maturities of less than 30 days.

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

Intangible Assets and Deferred Charges

Intangible assets and deferred charges are being amortized on a straight-line basis over various periods as follows:


     Franchise                life of the franchise
     Other Intangibles        various
     Deferred Costs           4-10 years


The excess of cost over fair value of net assets acquired
("Goodwill") in business combinations consummated since inception of the Partnership is being amortized to expense over forty years using the straight-line method.

Asset Impairment

The Partnership assesses the impairment of assets on a regular basis or immediately upon the occurrence of a significant event in the marketplace or an event that directly impacts its assets. The methodology varies depending on the type of asset but typically consists of comparing the net book value of the asset to either the undiscounted expected future cash flows generated by the asset or the current market values obtained from industry sources.

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

Broadcast Program Rights

The Partnership's television stations' broadcast program rights, included in other assets as of December 30, 1994, represent license agreements for the right to broadcast programs which are available at the balance sheet date. Prior to the sale of the two television stations, amortization was recorded on a straight-line basis over the period of the license agreements or upon run usage. (See Note 2).

Revenue Recognition

Operating revenue, as it relates to the cable television systems, includes earned subscriber service revenues and charges for installation and connections. Subscriber services paid for in advance are recorded as income when earned. Operating revenue, as it relates to the radio broadcasting properties is net of commissions paid to advertising agencies.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Partnership accounts for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes". No provision for income taxes has been made for the Partnership because all income and losses are allocated to the partners for inclusion in their respective tax returns. However, the Partnership owns certain entities which are consolidated in the accompanying financial statements and which are taxable entities.

For entities owned by the Partnership which are consolidated in the accompanying financial statements, SFAS No. 109 requires the recognition of deferred income taxes for the tax consequences of differences between the bases of assets and liabilities for income tax and financial statement reporting, based on enacted tax laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. For the Partnership, SFAS No. 109 requires the disclosure of the difference between the tax bases and the reported amounts of the Partnership's assets and liabilities (see
Note 12).

Statement of Financial Accounting Standards No. 112

Effective January 1, 1994, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits". This pronouncement establishes accounting standards for employers who provide benefits to former or inactive employees after employment, but before retirement. These benefits include, but are not limited to, salary-continuation, disability related benefits including workers' compensation, and continuation of health care and life insurance benefits. SFAS No. 112 requires employers to accrue the obligations associated with service rendered to date for employee benefits accumulated or vested where payment is probable and can be reasonable estimated. The effect of the adoption of SFAS No. 112 was not material to the Partnership's financial position or results of operations as of and for the year ending December 30, 1994.

Statement of Financial Accounting Standards No. 121

In March 1995, Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". ("SFAS No. 121"). This pronouncement, effective in 1996, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used and certain identifiable intangibles to be disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The effect of adopting SFAS No. 121 will not have a material effect on the Partnership's financial position and results of operations.

2.   DISPOSITION OF ASSETS

WREX-KATC

On July 31, 1995, the Partnership completed the sale to Quincy Newspapers, Inc. ("Quincy") of substantially all of the assets used in the operations of the Partnership's television station WREX-TV, Rockford, Illinois ("WREX"), other than cash and accounts receivable. The purchase price for the assets was approximately $18.4 million, subject to certain adjustments. A reserve of approximately $2.3 million was established to cover certain purchase price adjustments and expenses and liabilities relating to WREX, and the balance of approximately $16.1 million was applied to repay a portion of the bank indebtedness secured by the assets of WREX and KATC. Quincy did not assume certain liabilities of WREX and the Partnership will remain liable for such liabilities. On the sale of WREX, the Partnership recognized a gain for financial reporting purposes of approximately $8.8.

On September 30, 1995, the Partnership completed the sale to KATC Communications, Inc. (the "KATC Buyer") of substantially all of the assets used in the operations of the Partnership's television station KATC-TV, Lafayette, Louisiana ("KATC") other than cash and accounts receivable. The KATC Buyer did not assume certain liabilities of KATC and the Partnership will remain liable for such liabilities. The purchase price for the assets was $24.5 million. From the proceeds of the sale, approximately $6.3 million was applied to repay in full the remaining bank indebtedness secured by the assets of KATC; a reserve of approximately $2.0 million was established to cover certain purchase price adjustments and expenses and liabilities relating to KATC; $1.0 million was deposited into an indemnity escrow account to secure the Partnership's indemnification obligations to the KATC Buyer; approximately $7.6 million was applied to pay a portion of deferred fees and expenses owed to the General Partner; and the remaining amount of approximately $7.6 million ($40 per unit) was distributed to Partners in December, 1995.

The Partnership recognized a gain for financial reporting purposes of approximately $14.0 million on the sale of KATC in 1995.

Wincom

On April 30, 1993, WIN Communications of Indiana, Inc., a 100%- owned subsidiary of Wincom, entered into an Asset Purchase Agreement to sell substantially all of the assets of WCKN-AM/WRZX-FM, Indianapolis, Indiana (the "Indianapolis Stations") to Broadcast Alchemy, L.P.("Alchemy") for gross proceeds of approximately $7 million. Alchemy is not affiliated with the Partnership. The proposed sale was subject to approval by the FCC, which granted its approval on September 22, 1993. On
October 1, 1993, the date of the sale of the Indianapolis Stations, the net proceeds from such sale, which totalled approximately $6.1 million, were remitted to Chemical Bank, as required by the terms of the Restructuring Agreement, to reduce the outstanding principal amount of the Series B Term Loan due Chemical Bank. The Partnership recognized a gain of approximately $4.7 million on the sale of the Indianapolis Stations. In addition, the Partnership recognized an extraordinary gain of approximately $490,000 as a result of the remittance to Chemical Bank of the approximately $6.1 million net proceeds to reduce the outstanding principal amount of the Series B Term Loan and the simultaneous forgiveness of the entire Series C Term Loan due Chemical Bank pursuant to the Restructuring Agreement (see Note
5).  The remaining portion of the forgiveness of the Series C
Note will be amortized against interest expense over the remaining life of the loan.


3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                    As of           As of
                                December 29,    December 30,
                                      1995            1994
   Land and Improvements        $   4,633,340   $   5,632,210


   Buildings                        4,466,187      11,320,418

   Cable Distribution Systems
     and Equipment                178,814,721     185,566,436

   Other                            2,825,282       3,090,261
                                  190,739,530     205,609,325

   Less accumulated             (117,750,459)   (120,556,173)
     depreciation

   Property, plant and
     equipment, net             $  72,989,071   $  85,053,152



4.   INTANGIBLE ASSETS

Intangible assets consisted of the following:

                                    As of           As of
                                December 29,    December 30,
                                      1995            1994
     Goodwill                   $  82,974,909   $  83,429,567

     Franchises                   109,499,044     115,497,842
     FCC Broadcast Licenses                 -       4,746,304
     Network Affiliation                    -      10,892,168
     Contracts
     Other                          8,819,911      10,217,167
                                  201,293,864     224,783,048

     Less accumulated           (121,657,283)   (122,438,628)
     amortization

     Intangible assets, net     $  79,636,581   $ 102,344,420



5.   BORROWINGS

The aggregate amount of borrowings as reflected on the balance sheet of the Partnership is as follows:

                                     As of           As of
                                 December 29,     December 30,
                                       1995             1994
  A)C-ML Notes/Credit             $ 50,000,000    $ 50,000,000
     Agreement
  B)ML California Credit
     Agreement                     120,148,500     129,187,500
  C)WREX-KATC Loan                           -      23,382,993
  D)Restructuring
     Agreement/Wincom-WEBE-WICC
     Loan                           12,673,428      15,600,475

                                  $182,821,928    $218,170,968

A) Borrowings under the C-ML Notes bear semi-annual interest at a fixed annual rate of 9.47% with annual principal payments of $20 million payable beginning November 30, 1998 and the final principal payment due November 30, 2002. The C-ML Notes require that C-ML Cable maintain certain ratios such as debt to operating cash flow, interest expense coverage and debt service coverage and restricts such items as cash distributions and certain additional indebtedness. Borrowings under the C-ML Notes are nonrecourse to the Partnership and are collateralized with substantially all of the Venture's interest in the Puerto Rico Systems, as well as by all of the assets of the Venture, the Venture's interest in C-ML Cable, and all of the assets of C-ML Radio.

     As of December 29, 1995 and December 30, 1994, outstanding borrowings under the C-ML Notes totalled $100 million, of which $50 million is reflected on the Partnership's balance sheet (see Note 10).

     On September 30, 1993, C-ML Cable entered into an amendment to the C-ML Revolving Credit Agreement whereby the Termination Date (the date upon which all revolving credit borrowings outstanding under the C-ML Revolving Credit Agreement are converted into a term loan) was extended from September 30, 1993 to December 15, 1993. Effective December 15, 1993, C-ML Cable entered into a second amendment to the C-ML Revolving Credit Agreement whereby the debt facility was converted into a reducing revolving credit with a final maturity of December 31, 1998. Beginning December 31, 1993, the amount of borrowing availability under the C-ML Revolving Credit Agreement is reduced quarterly each year. Outstanding amounts under the debt facility may be prepaid at any time subject to certain conditions. As of December 29, 1995, there were no borrowings outstanding under the C-ML Revolving Credit Agreement.

B) The ML California Credit Agreement is structured as a term loan that is scheduled to fully amortize by September 30, 1999.

     The ML California Credit Agreement contains numerous covenants and restrictions regarding the California Media Operations, including limitations on indebtedness, acquisitions and divestitures of media properties, and distributions to the Partnership. The California Media Operations must also meet certain tests such as the ratio of Funded Debt to Operating Cash Flow, the Fixed Charge Ratio and the ratio of Operating Cash Flow to Debt Service, as defined. Proceeds from the ML California Credit Agreement are restricted to the use of the California Media Operations and are generally not available for the working capital needs of the Partnership.

     All borrowings under the ML California Credit Agreement bear interest at floating rates. The overall effective interest rate for the borrowings under the revised ML California Credit Agreement was approximately 9.55%, 5.83% and 6.48% during 1995, 1994 and 1993, respectively. Pursuant to the terms of the Third Amendment, dated as of December 29, 1995, to the revised ML California Credit Agreement, the applicable margin was increased for periods following December 29, 1995, to 3.75% for Offshore Rate Loans and 2.75% for Reference Rate Loans.

     Borrowings under the ML California Credit Agreement are nonrecourse to the Partnership and are collateralized with substantially all of the assets of the California Media Operations as well as a pledge of the Partnership's interest in Anaheim Radio Associates.

     As of December 31, 1995, $120,148,500 of principal amount was outstanding under the ML California Credit Agreement. Pursuant to the ML California Credit Agreement, a payment of principal in the amount of approximately $13.1 million (the "Principal Payment") became due and payable by the Partnership on December 29, 1995. Since the sale of the California Cable Systems did not occur by that date (see
     Note 8), the Partnership was unable to make the entire Principal Payment, but did make a $3,555,000 partial payment. The Banks have amended the ML California Credit Agreement and waived the payment default on the balance of the Principal Payment and deferred the due date of the balance of the Principal Payment until April 1, 1996, pending a sale of the California Cable Operations.

     The Partnership expects that the sale of the California Cable Systems will not occur by April 1, 1996 and, therefore, the Partnership will be unable to make the principal payment of $15,812,500 due under the ML California Credit Agreement on such date. Accordingly, as of April 1, 1996, the Partnership expects to be in default under the terms of the ML California Credit Agreement. However, the Partnership and the banks party to the ML California Credit Agreement are currently negotiating an amendment to the ML California Credit Agreement to defer the April 1, 1996 principal payment due date. The Partnership has advised the banks that it will continue its attempts to consummate the Asset Purchase Agreement with Century assuming approval of the Anaheim Transfer becomes final. Although such negotiations with the banks continue, no assurances can be given that the Partnership will be successful in its attempt to obtain an amendment to the ML California Credit Agreement. Should such amendment not be obtained, upon such default the banks may accelerate the payment obligations with respect to the full amount owing under the ML California Credit Agreement and take other action to enforce their rights under the ML California Credit Agreement.

C) The WREX-KATC Loan was repaid in 1995 with the proceeds from the sale of WREX-KATC (see Note 2).

D) On July 30, 1993, the Partnership and Chemical Bank executed an amendment to the Wincom-WEBE-WICC Loan (the "Restructuring Agreement"), effective January 1, 1993, which cured all previously outstanding principal and interest payment and covenant defaults pursuant to the Wincom-WEBE-WICC Loan. In addition, as part of the restructuring process, the Partnership agreed to sell substantially all of the assets of the Indianapolis Stations (see Note 2).

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

     The Series A Term Loan bears interest, payable monthly, at Chemical Bank's Alternate Base Rate plus 1-3/4% effective January 1, 1993, with principal payments due quarterly in increasing amounts beginning March 31, 1994 and continuing through the final maturity at December 31, 1997. Additional principal payments are also required annually from Excess Cash Flow, as defined. There was approximately $10.3 million outstanding under the Series A Term Loan as of December 29, 1995.

     The Series B Term Loan bears interest at a rate equal to Chemical Bank's Alternate Base Rate plus 1-3/4% beginning on April 30, 1994, with interest payments accruing, and payable annually only from Excess Cash Flow. As of December 29, 1995, there was approximately $2.4 million of principal due under the Series B Term Loan. The remaining principal amount of the Series B Term Loan is due on December 31, 1997.

     The Series C Term Loan was to bear interest at a fixed rate equal to 6% per annum beginning April 30, 1994, with interest payments accruing, and payable annually only from Excess Cash Flow. As a result of the principal payment made on the Series B Term Loan from the net proceeds from the sale of the Indianapolis Stations exceeding $6 million, the full principal amount of the Series C Term Loan was forgiven by Chemical Bank on October 1, 1993 pursuant to the terms of the Restructuring Agreement (see Note 2).

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

     After principal and interest due under the Series A Term Loan and the Series B Term Loan have been satisfied in full, any remaining cash proceeds generated from the operations of, or the sale proceeds from the sale of, the stations in the Wincom-WEBE-WICC Group will be divided between the Partnership and Chemical Bank, with the Partnership receiving 85% and Chemical Bank receiving 15%, respectively. As of December 29, 1995, the Partnership was in full compliance with all covenants under the Restructuring Agreement.

     Registrant does not have sufficient cash to meet all of its contractual debt obligations of all of its investments, however such debt obligations are recourse only to specified assets. Registrant does not currently expect to, nor is it obligated to, advance any of its unrestricted working capital to California Cable Systems.

At December 29, 1995, the annual aggregate amounts of principal payments (without considering potential accelerations made possible by defaults) required for the borrowings as reflected in the consolidated balance sheet of the Partnership are as follows:

        Year Ending        Principal Amount
            1996               $ 32,350,000
            1997                 40,198,428
            1998                 44,687,500
            1999                 35,586,000
            2000                 10,000,000
     Thereafter                  20,000,000
                               $182,821,928

Based upon the restrictions of the borrowings as described above, approximately $198,843,475 million of assets are restricted from distribution by the entities in which the Partnership has an interest at December 29, 1995.

6.   TRANSACTIONS WITH THE GENERAL PARTNER AND ITS AFFILIATES

During the three years ended December 29, 1995 the Partnership incurred the following expenses in connection with services provided by the General Partner and its affiliates:

                             1995            1994           1993
Media Management
  Partners (General
  Partner)

Partnership Mgmt. fee    $   557,979     $  557,979     $  557,979
Property Mgmt. fee         1,008,266      1,033,852        1,033,852
Reimbursement of
  Operating Expenses       1,039,772        993,622        1,074,071
                         $ 2,606,017     $2,585,453       $2,665,902


In addition, the Partnership, through the California Cable Systems, is party to an agreement with MultiVision Cable TV Corp. ("MultiVision"), an affiliate of the General Partner, whereby MultiVision provides the California Cable Systems with certain administrative services. The reimbursed cost charged to the California Cable Systems for these services amounted to an aggregate of $2,629,560 for 1995, $1,937,332 for 1994, and
$1,481,562 for 1993. These costs do not include programming costs that are charged, without markup, to the California Cable Systems under an agreement to allocate certain management costs.

Approximately $7.6 million of the proceeds from the sale of KATC were applied to pay a portion of deferred fees and expenses owed to the General Partner. The Partnership paid $1.0 million to the General Partner representing partial payment for third and fourth quarter management fees and out-of-pocket expenses. As of December 29, 1995 and December 30, 1994, the amounts payable to the General Partner were approximately $7.9 million and $14.1 million, respectively.

7.   COMMITMENTS AND CONTINGENCIES

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


                             1995            1994           1993
California Systems        $  377,186      $ 360,417        $ 355,311
KATC-TV                        8,250         13,199           19,011
WICC-AM                      105,182        105,182          105,182
Anaheim Radio Stations       136,260        120,453          120,672
WEBE-FM                      147,587          166,362      164,715
Wincom                       151,477        152,844          196,337
                          $  925,942      $ 918,457        $ 961,228


Future minimum commitments under all of the above agreements in excess of one year are as follows:

                Year Ending            Amount
                    1996            $   631,012
                    1997                553,076
                    1998                460,946
                    1999                465,720
                    2000                272,019
             Thereafter               1,533,596
                                    $ 3,916,369


8.   PENDING TRANSACTION

California Cable

On November 28, 1994, the Partnership entered into an agreement (as heretofore amended, supplemented or otherwise modified, the "Asset Purchase Agreement") with Century Communications Corp. ("Century") where, among other things, the Partnership agreed to sell and Century agreed to buy substantially all of the assets used in the Partnership's California Cable operations (the "California Cable Operations") serving the Anaheim, Hermosa Beach/Manhattan Beach, Rohnert Park/Yountville and Fairfield communities (the "California Cable Systems"). The base purchase price specified in the Asset Purchase Agreement for the California Cable Systems is $286 million, subject to reduction by an amount equal to 11 times the amount, if any, by which the operating cash flow of the Systems (as adjusted in accordance with the Asset Purchase Agreement) is less than $26 million for the 12-month period prior to the closing, and subject to further adjustment as provided in the Asset Purchase Agreement. In addition, the Partnership has the right to terminate the Asset Purchase Agreement if the purchase price would be less than $260 million based on the formula described above. Consummation of the purchase and sale of the California Cable Operations (the "Closing") is subject to the satisfaction of certain enumerated conditions precedent set forth in the Asset Purchase Agreement, including obtaining a transfer or extension from the appropriate municipal authorities that issue the franchises for the California Cable Systems, including renewals of the franchises for the Anaheim and Villa Park communities.

As of December 29, 1995, all such approvals had been obtained, other than the transfer/renewal approvals for the Anaheim and Villa Park communities. After several months of negotiations, the Partnership and Century had been unable to reach agreement with the City of Anaheim and the City of Villa Park regarding the terms of the renewal of each City's franchise, and therefore Century agreed to waive the condition precedent of obtaining a renewal of such franchises and was requiring instead a transfer to Century of the Anaheim franchise (the "Anaheim Transfer") and a transfer to Century of the Villa Park franchise (the "Villa Park Transfer").


The Asset Purchase Agreement provides that the Partnership and Century each have the right to terminate the Asset Purchase Agreement if the Closing did not occur by December 31, 1995 (the "Optional Termination Date"). Accordingly, as of January 1, 1996, each party became vested with the right to elect to terminate the Asset Purchase Agreement. The parties sought to reach agreement with regard to an extension of the Optional Termination Date but were unable to finalize such agreement. Nevertheless, on January 17, 1996, the Partnership notified Century that if the Closing does not occur on or before March 29, 1996, the Partnership will terminate the Asset Purchase Agreement as of that date. However, the Partnership does not intend to terminate the Asset Purchase Agreement on March 29, 1996 and will continue its attempts to consummate the Asset Purchase Agreement with Century.

The Partnership, Century and the City of Anaheim have reached agreement on the terms of the Anaheim Transfer and the Anaheim Transfer has been approved; the approval will become final on April 4, 1996 unless a legally sufficient objection is raised under the Anaheim City Charter procedure for a public referendum. The Partnership, Century and Villa Park have also reached agreement on the terms of the Villa Park Transfer and the Villa Park Transfer was approved by the Villa Park City Council on March 26, 1996.

No assurances can be given that the Anaheim Transfer will become final or the other conditions precedent necessary to enable the Closing to occur will occur. Accordingly, no assurances can be given that the sale of the California Cable Systems under the Asset Purchase Agreement will be consummated.

As of December 31, 1995, $120,148,500 of principal amount was outstanding under the ML California Credit Agreement. Pursuant to the ML California Credit Agreement, a payment of principal in the amount of approximately $13.1 million (the "Principal Payment") became due and payable by the Partnership on December 29, 1995. Since the Sale of the California Cable Systems did not occur by that date, the Partnership was unable to make the entire Principal Payment, but did made a $3,555,000 partial payment.
The Banks have amended the ML California Credit Agreement to waive the payment default on the balance of the Principal Payment and defer the due date of the balance of the Principal Payment until April 1, 1996, pending a sale of the California Cable Operations.

The Partnership expects that the sale of the California Cable Systems will not occur by April 1, 1996 and, therefore, the Partnership will be unable to make the principal payment of $15,812,500 due under the ML California Credit Agreement on such date. Accordingly, as of April 1, 1996, the Partnership expects to be in default under the terms of the ML California Credit Agreement. However, the Partnership and the banks party to the ML California Credit Agreement are currently negotiating an amendment to the ML California Credit Agreement to defer the April 1, 1996 principal payment due date. The Partnership has advised the banks that it will continue its attempts to consummate the Asset Purchase Agreement with Century assuming approval of the Anaheim Transfer becomes final. Although such negotiations with the banks continue, no assurances can be given that the Partnership will be successful in its attempt to obtain an amendment to the ML California Credit Agreement. Should such amendment not be obtained, upon such default the banks may accelerate the payment obligations with respect to the full amount owing under the ML California Credit Agreement and take other action to enforce their rights under the ML California Credit Agreement.

9.   SEGMENT INFORMATION

The following analysis provides segment information for the two main industries in which the Partnership operates. The Cable Television Systems segment consists of the Partnership's 50% share of C-ML Cable and the California Systems. The Television & Radio Stations segment consists of KATC-TV until its sale on September 30, 1995, WREX-TV until its sale on July 31, 1995, WEBE-FM, Wincom, WICC-AM, the Anaheim Radio Stations, and the Partnership's 50% share of the C-ML Radio Stations.

                             Cable       Television
                          Television      and Radio
1995                         Systems       Stations         Total
Operating Revenue         $ 81,242,427   $ 27,971,604    $109,214,031
Operating expenses
before Gain on sale of
WREX and KATC             (65,687,910)   (22,878,517)    (88,566,427)
Gain on sale of WREX                 -      8,838,248       8,838,248
Gain on sale of KATC                 -     13,958,206      13,958,206
 Loss on sale of assets       (22,802)              -        (22,802)
Operating Income            15,531,715     27,889,541      43,421,256

Plus: depreciation and
amortization                25,986,951      2,099,482      28,086,433
Operating income before
depreciation and
amortization                41,518,666     29,989,023      71,507,689
Less: depreciation and
amortization              (25,986,951)    (2,099,482)    (28,086,433)
Operating Income          $ 15,531,715   $ 27,889,541      43,421,256

Interest Income                                               332,181
Interest Expense                                         (19,417,987)
Partnership General
Expenses, net                                            (2,845,210)
Net Income                                               $ 21,490,240


(Continued on the following page.)





                             Cable       Television
                          Television      and Radio
1995                         Systems       Stations         Total


Identifiable Assets       $161,967,792   $ 44,221,534    $206,189,326
Partnership Assets                                          4,009,170
Total                                                    $210,198,496

Capital Expenditures      $  8,850,903   $    431,373    $  9,282,276

Depreciation and
Amortization              $ 25,986,951   $  2,099,482   $ 28,086,433


                              Cable       Television
                          Television      and Radio
1994                         Systems       Stations         Total

Operating Revenue          $ 76,549,818   $ 29,360,390    $105,910,208
Operating expenses
before gain on sale of
assets                    (66,605,154)   (25,132,667)    (91,737,821)
Gain on sale of assets          122,154              -         122,154
Operating Income             10,066,818      4,227,723      14,294,541

Plus:  depreciation and
amortization                26,295,664      3,871,986      30,167,650
 Operating income before
depreciation and
amortization                36,362,482      8,099,709      44,462,191
 Less: depreciation and
amortization              (26,295,664)    (3,871,986)    (30,167,650)
 Operating Income          $ 10,066,818   $  4,227,723      14,294,541

Interest Income                                                192,875
Interest Expense                                          (16,046,700)
Partnership General
Expenses, net                                                108,528
Net Loss                                                 $ (1,450,756)



(Continued on the following page.)

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



(Continued on the following page.)

                             Cable       Television
                          Television      and Radio
1993                         Systems       Stations         Total

Identifiable Assets       $190,242,858   $ 53,882,827    $244,125,685
Partnership Assets                                          5,726,252
Total                                                    $249,851,937

Capital Expenditures      $  9,652,316   $    530,093    $ 10,182,409

Depreciation and
Amortization              $ 26,064,361   $  5,352,429   $ 31,416,790
Partnership Depreciation
and Amortization
                                                               3,095
Total                                                    $ 31,419,885


10.   JOINT VENTURES

Pursuant to a management agreement and joint venture agreement dated December 16, 1986 (the "Joint Venture Agreement"), as amended and restated, between the Partnership and Century (the "Venture"), the parties formed a joint venture in which each has a 50% ownership interest. The Venture subsequently acquired and operated Cable Television Company of Greater San Juan, Inc. ("San Juan Cable"). The Venture also acquired all of the assets of Community Cable-Vision of Puerto Rico, Inc., Community Cablevision of Puerto Rico Associates, and Community Cablevision Incorporated ("Community Companies"), which consisted of a cable television system serving the communities of Catano, Toa Baja and Toa Alta, Puerto Rico, which are contiguous to San Juan Cable. The Community Companies and San Juan Cable are collectively referred to as C-ML Cable.

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

The total assets, total liabilities, net capital, total revenues and net loss of the Revised Venture (which does not include C-ML Radio for the year ended December 31, 1993 during which time such investment was accounted for under the equity method) are as follows:

                                December 29,    December 30,
                                      1995            1994

Total Assets                    $ 123,800,000    $118,600,000


Total Liabilities               $ 115,700,000    $114,700,000


Net Capital                     $   8,100,000    $  3,900,000





                       1995           1994           1993
Total Revenues    $ 53,800,000   $ 48,600,000    $ 40,400,000



Net               $  4,600,000   $  1,200,000   $   (300,000)
Income/(Loss)


11.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement on Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires companies to report the fair value of certain on- and off-balance sheet assets and liabilities which are defined as financial instruments.

Considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not indicative of the amounts that the Partnership could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Assets, including cash and cash equivalents and accounts receivable, and liabilities, such as trade payables, are carried at amounts which approximate fair value.

The General Partner has been able to determine the estimated fair value of the C-ML Notes based on a discounted cash flow analysis. As of December 29, 1995 and December 30, 1994, the estimated fair value of the C-ML Notes is approximately $110 million and $94 million, respectively, of which approximately 50% of the estimated fair value or $55 million and $47 million, respectively pertains to the carrying amount reflected on the Partnership's Consolidated Balance Sheet.

The General Partner has been able to estimate the fair value of the revised ML California Credit Agreement based on (i) the price at which the Partnership expects to sell the California Cable Systems to Century; and (ii) the floating rate nature of all borrowings outstanding under the revised ML California Credit Agreement. Based on this analysis, the General Partner determined that, as of December 29, 1995 and December 30, 1994, the estimated fair value of the revised ML California Credit Agreement approximated its carrying value.

The General Partner has determined that the carrying value of the Wincom-WEBE-WICC Restructuring Agreement approximates fair value due to the floating rate nature of the outstanding borrowings as of December 29, 1995 and December 30, 1994.

12.   INCOME TAXES

Certain entities owned by the Partnership are taxable entities and thus are required under SFAS No. 109 to recognize deferred income taxes. The components of the net deferred tax asset are as follows:

                                         As of           As of
                                      December 29,    December 30,
                                            1995            1994
Deferred tax assets:
Basis of intangible assets             $     95,553    $    151,933
Net operating loss carryforward          20,834,250      26,361,367
Alternative minimum tax credit               80,165          76,000
Other                                        28,964          16,652
                                        21,038,932      26,605,952
Deferred tax liability:
Basis of property, plant and
equipment                                 (46,756)        (83,530)

Total                                   20,992,176      26,522,422
Less: valuation allowance             (20,992,176)    (26,522,422)
Net deferred tax asset                $          0    $          0



There is no provision for income taxes required for the years ended December 29, 1995 and December 30, 1994. The change in the deferred tax asset of approximately $5.6 million relates primarily to the utilization and expiration of net operating loss carryforwards and was fully offset by a reduction in the deferred tax liability and valuation allowance.

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


At December 30, 1995, the taxable entities have available net operating loss carryforwards of approximately $53.0 million which may be applied against future taxable income. Such net operating loss carryforwards expire at various dates from 1996 through 2007.

For the Partnership, the differences between the tax bases of assets and liabilities and the reported amounts are as follows:



                                         As of            As of
                                      December 29,     December 30,
                                            1995             1994
 Partners' Deficit - financial
 statements                          $ (2,364,139)    $ (16,258,662)
 Differences:
Offering expenses                       19,063,585        19,063,585
Basis of property, plant and
 equipment and intangible assets
                                      (37,430,057)      (47,602,928)
Cumulative losses of stock
 investments (corporations)             74,080,793        77,536,460
Nondeductible management fees            5,588,444         9,941,987
Other                                      585,037         1,783,712
 Partners' Capital - income tax
 basis                                $ 59,523,663      $ 44,464,154


                      ML MEDIA PARTNERS, L.P.
           AS OF DECEMBER 29, 1995 AND DECEMBER 30, 1994
SCHEDULE I   CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      ML Media Partners, L.P.
                      Condensed Balance Sheets
           as of December 29, 1995 and December 30, 1994
                             Notes        1995            1994
ASSETS:
Cash and cash equivalents      3      $  3,848,741    $   4,566,730
Accrued interest                             9,412           38,282
Accounts receivable                        151,016                -
Investment in Subsidiaries    1,2        1,524,730      (7,260,541)
TOTAL ASSETS                             5,533,899      (2,655,529)

LIABILITIES AND PARTNERS'
CAPITAL/(DEFICIT):
Liabilities:
Accounts payable and accrued
liabilities                            $ 7,898,038    $  13,603,133

Partners' Capital/(Deficit):
General Partner:
Capital contributions, net
of offering expenses                     1,708,299        1,708,299
Cash distribution                         (75,957)                -
Cumulative loss                        (1,593,066)      (1,807,968)
                                            39,276         (99,669)
Limited Partners:
Capital contributions, net
of offering expenses
(187,994 Units of Limited
Partnership Interest)                  169,121,150      169,121,150
Tax allowance cash
distribution                           (6,291,459)       (6,291,459)
Cash distribution                      (7,519,760)                -
Cumulative loss                      (157,713,346)    (178,988,684)
                                       (2,403,415)     (16,158,993)
Total Partners'
Capital/(Deficit)                      (2,364,139)      (16,258,662)
TOTAL LIABILITIES AND
PARTNERS' CAPITAL/(DEFICIT)
                                     $   5,533,899   $  (2,655,529)

See Notes to Condensed Financial Statements.

                       ML MEDIA PARTNERS, L.P.
            FOR THE THREE YEARS ENDED DECEMBER 29, 1995

  SCHEDULE I  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Cont'd)

                       ML Media Partners, L.P.
                 Condensed Statements of Operations
             For the Three Years Ended December 29, 1995

                  NOTE         1995           1994            1993
                   S
REVENUES:
Service fee
income from C-ML
Radio                    $   210,694    $   235,120      $   198,977
Interest                     332,181        192,875          147,466
Gain on sale of
WREX                       8,838,248              -                -
Gain on sale of
KATC                      13,958,206              -                -
Total revenues            23,339,329        427,995          346,443

COSTS AND
EXPENSES:
General and
administrative             1,278,965      1,409,380        1,409,387
Amortization                       -         12,361            3,095
Management fees
to general
partner                    1,566,245      1,591,831        1,591,831
Total costs and
expenses                   2,845,210      3,013,572        3,004,313

Share of
subsidiaries'
income before
provision for
income taxes and
extra-ordinary
item               2         996,121      1,134,821        3,735,423



Continued on following page.

                      ML MEDIA PARTNERS, L.P.
            FOR THE THREE YEARS ENDED DECEMBER 29, 1995

 SCHEDULE I  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Cont'd)

                      ML Media Partners, L.P.
                 Condensed Statements of Operations
            For the Three Years Ended December 29, 1995
                          (Continued)

                  NOTE        1995           1994           1993
                   S

Income/(Loss)
before provision
for income taxes
and extra-
ordinary item             21,490,240    (1,450,756)       1,077,553

Provision for
income taxes of
subsidiary                         -              -       (190,000)

Extraordinary item-
gain on
extinguishment of
debt of
subsidiaries                       -              -         489,787

NET INCOME/(LOSS)        $21,490,240    $(1,450,756)    $ 1,377,340





See Notes to Condensed Financial Statements.

                      ML MEDIA PARTNERS, L.P.
            FOR THE THREE YEARS ENDED DECEMBER 29, 1995

SCHEDULE I  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Cont'd)

                      ML Media Partners, L.P.
                 Condensed Statements of Cash Flows
            For the Three Years Ended December 29, 1995

                            1995           1994            1993

Cash flows from operating activities:

Net income/(loss)       $ 21,490,240   $ (1,450,756)     $ 1,377,340
Adjustments to
reconcile net
income/(loss) to net
cash(used in)/
provided by operating
activities:
Amortization                       -          12,361           3,095
Gain on sale of WREX     (8,838,248)               -               -
Gain on sale of KATC    (13,958,248)               -               -
Share of subsidiaries'
net loss before
provision for income
taxes and
extraordinary item
                           (996,121)     (1,134,821)     (3,735,423)
Share of subsidiaries'
provision for income
taxes
                                   -               -         190,000
Share of subsidiaries'
extraordinary item
                                   -               -       (489,787)
Change in operating
assets and
liabilities:

Decrease/(Increase):
 Accrued interest             28,869        (26,377)         (7,729)

Continued on the following page.

                      ML MEDIA PARTNERS, L.P.
            FOR THE THREE YEARS ENDED DECEMBER 29, 1995

SCHEDULE I  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Cont'd)

                      ML Media Partners, L.P.
                 Condensed Statements of Cash Flows
            For the Three Years Ended December 29, 1995

                            1995           1994            1993
 Accounts receivable       (151,016)               -               -
 Other assets                      -               -       (143,582)
(Decrease)/Increase in
accounts payable and
accrued liabilities
                         (5,827,253)       2,729,100      2,695,073
Net cash (used
in)/provided by
operating activities     (8,251,777)         129,507      (111,013)

Cash flows from
investing activities:
Net increase in
investment in
subsidiaries                       -               -         295,834
Net proceeds from sale
of WREX and KATC
                          15,129,505
Cash distributions       (7,595,717)               -               -
Net cash provided by
investing activities       7,533,788               -         295,834
Net
(decrease)/increase
in cash and cash
equivalents                (717,989)         129,507         184,821
Cash and cash
equivalents at
beginning of year          4,566,730       4,437,223       4,252,402
Cash and cash
equivalents at end of
year                     $ 3,848,741     $ 4,566,730     $ 4,437,223

See Notes to Condensed Financial Statements.

                     ML MEDIA PARTNERS, L.P.
          FOR THE THREE YEARS ENDED DECEMBER 29, 1995,

Schedule I   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
             (Cont'd)


                     ML Media Partners, L.P.
             Notes To Condensed Financial Statements
           For the Three Years Ended December 29, 1995


1.   Organization

As of December 29, 1995, ML Media Partners, L.P. (the "Partnership") wholly-owned Wincom, WEBE-FM, WICC-AM, the California Systems and the Anaheim Radio Stations. In addition, the Partnership wholly-owned KATC-TV for all of 1993 and 1994 and a 273-day period in 1995, and WREX-TV for all of 1993 and 1994 and a 212-day period in 1995. The Partnership also has a 99.999% interest in KATC Associates, WREX Associates, WEBE Associates, WICC Associates, Anaheim Radio Associates, and ML California Associates; as well as a 50% interest in The Venture (see Note 10 to the consolidated financial statements). All of the preceding investments shall herein be referred to as the "Subsidiaries".

2.   Investment in Subsidiaries

The Partnership's investment in the Subsidiaries is accounted for under the equity method in the accompanying condensed financial statements.

The following is a summary of the financial position and results of operations of the Subsidiaries:

                                    As of           As of
                                December 29,    December 30,
                                      1995            1994
Assets                         $  206,189,326   $ 233,725,346

Liabilities                     (204,664,596)   (240,985,887)
Investment in Subsidiaries     $    1,524,730  $  (7,260,541)



                     ML MEDIA PARTNERS, L.P.
          FOR THE THREE YEARS ENDED DECEMBER 29, 1995,

Schedule I   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
             (Cont'd)


                     ML Media Partners, L.P.
             Notes To Condensed Financial Statements
           For the Three Years Ended December 29, 1995


                      Year Ended      Year Ended      Year Ended
                     December 29,    December 30,    December 31,
                           1995            1994            1993

Operating revenue     $109,214,031    $105,910,208    $100,202,694

Share of
 subsidiaries'
 income before
 provision for
 income taxes and
 extraordinary             996,121       1,134,821       3,735,423
item

Provision for
 income taxes of
 subsidiaries                    -               -       (190,000)

Extraordinary item-
 gain on
 extinguishment of
 debt of
 subsidiaries                    -               -         489,787

Share of
 subsidiaries'
 Net Income           $    996,121    $  1,134,821    $  4,035,210


                     ML MEDIA PARTNERS, L.P.
           FOR THE THREE YEARS ENDED DECEMBER 29, 1995

Schedule I   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
             (Cont'd)

                     ML MEDIA PARTNERS, L.P.
             NOTES TO CONDENSED FINANCIAL STATEMENTS
           FOR THE THREE YEARS ENDED DECEMBER 29, 1995


3.   Cash and Cash Equivalents

At December 29, 1995, the Partnership had $3,848,741 in cash and cash equivalents, of which $3,752,736 was invested in commercial paper. In addition, the Partnership had $96,005 in cash. These funds are held in reserve for the operating requirements of the Partnership.

At December 30, 1994, the Partnership had $4,566,730 in cash and cash equivalents, of which $4,550,590 was invested in commercial paper. In addition, the Partnership had $16,140 invested in cash. These funds were held in reserve for the operating requirements of the Partnership.

                     ML MEDIA PARTNERS, L.P.
AS OF DECEMBER 29, 1995, DECEMBER 30, 1994 AND DECEMBER 31, 1993


Schedule II  Valuation and Qualifying Accounts


                        Additions
                       Charged to
        Balance at      Costs and
       Beginning of    Expenses or   Deductions and     Balance at
Perio       Period        Other             Other        End    of
  d                     Accounts                          Period

Intangible Assets
1995    $122,438,628   $10,186,422  $(10,967,767) (2)   $121,657,283


1994    $111,069,407   $11,369,221          $       -   $122,438,628


1993    $112,996,421   $11,163,146  $(13,090,160) (1)   $111,069,407



Prepaid Expenses and Deferred Charges

1995    $  7,782,985     $ 487,245  $   (917,847) (3)   $  7,352,383


1994    $  7,241,087   $   545,574      $    (3,676)    $  7,782,985


1993    $  6,601,766   $   682,666      $   (43,344)    $  7,241,088



(1) Deductions and Other for Intangible Assets consists of the accumulated amortization of intangible assets related to the sale of the Indianapolis Stations in the amount of $13,090,160 (see Note 2).

(2) Deductions and Other for Intangible Assets consists of the accumulated amortization of intangible assets related to the sale of television stations WREX and KATC in the amount of $10,967,767 (see Note 2).

(3) Deductions and Other for Prepaid Expenses and Deferred Charges consists of the accumulated amortization of prepaid expenses and deferred charges related to the sale of television stations WREX and KATC in the amount of $917,847 (see Note 2).
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.
                            Part III.

Item 10.   Directors and Executive Officers of the Registrant.


Registrant has no executive officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are carried out either by executive officers of RP Media Management or ML Media Management Inc. acting on behalf of the General Partner. The executive officers and directors of RP Media Management and ML Media Management Inc. are:

RP Media Management (the "Management Company")


                       Served in Present
                           Capacity
          Name             Since (1)             Position Held

I. Martin Pompadur          1/01/86       President, Chief Executive
                                          Officer, Chief Operating
                                          Officer, Secretary,
                                          Director

Elizabeth McNey Yates       4/01/88       Executive Vice President






(1) The Director hold office until his successor is elected and qualified. All officers serve at the pleasure of the Board of Director.

ML Media Management Inc. ("MLMM")




                       Served in Present
                           Capacity
          Name             Since (1)            Position Held

Kevin K. Albert            02/19/91       President
                           12/16/85       Director

Robert F. Aufenanger       02/02/93       Executive Vice President
                           03/28/88       Director

Michael E. Lurie           08/10/95       Vice President
                           08/11/95       Director

Steven N. Baumgarten       02/02/93       Vice President

David G. Cohen             08/11/95       Vice President

Diane T. Herte             08/11/95       Treasurer





(1) Directors hold office until their successors are elected and qualified. All executive officers serve at the pleasure of the Board of Directors.
I. Martin Pompadur, 60, is Director and Manager of RP Media Management. Mr. Pompadur is also the Chairman and Chief Executive Officer of GP Station Partners which is the General Partner of Television Station Partners, L.P., a private limited partnership that owned and operated four network affiliated television stations. These stations were sold in January, 1996 and this partnership is currently in its liquidation phase. Mr. Pompadur is the Chairman and Chief Executive Officer of PBTV, Inc., the Managing General Partner of Northeastern Television Investors Limited Partnership, a private limited partnership which owns and operates WBRE-TV, a network affiliated station in Wilkes-Barre/Scranton, Pennsylvania. Mr. Pompadur is also Chairman and Chief Executive Officer of U.S. Cable Partners, a general partner of U.S. Cable Television Group, L.P. ("U.S. Cable"), which owns and operates cable systems in ten states.
Mr. Pompadur is also the President and a Director of RP Opportunity Management, L.P. ("RPOM"), a limited partnership organized under the laws of Delaware, which is indirectly owned and controlled by Mr. Pompadur. RPOM is a partner in Media Opportunity Management Partners, an affiliate of the General Partner, and the general partner of ML Media Opportunity Partners, L.P. which was formed to invest in under performing and turnaround media businesses and which presently owns 51.005% interest in an entity which owns two network affiliated television stations, and an equity position in a cellular telecommunications company. Mr. Pompadur is the Principal Executive Officer of ML Media Opportunity Partners, L.P. Mr. Pompadur is also Chief Executive Officer of MultiVision Cable TV Corp. ("MultiVision"), a cable television multiple system operator ("MSO") organized in January 1988 and owned principally by Mr. Pompadur and the estate of Elton H. Rule to provide MSO services to cable television systems acquired by entities under his control. Mr. Pompadur is a principal owner, member of the Board of Directors and Secretary of Caribbean International News Corporation ("Caribbean"). Caribbean owns and publishes EL Vocero, the largest Spanish language daily newspaper in the U.S.

Elizabeth McNey Yates, 33, Executive Vice President of RP Media Management and Senior Vice President of Media Management Partners, joined RP Companies Inc., an entity controlled by Mr. Pompadur, in April 1988 and has senior executive responsibilities in the areas of finance, operations, administration and acquisitions. Ms. Yates is Chief Operating Officer and Executive Vice President of RP Companies, Inc., and since October 1, 1994 has also been President and Chief Operating Officer of MultiVision. Ms. Yates is also the Executive Vice President of RPOM.

Kevin K. Albert, 43, a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. Mr. Albert works in the Equity Private Placement Group and is involved in structuring and placing a diversified array of private equity financings including common stock, preferred stock, limited partnership interests and other equity-related securities. Mr. Albert is also a director of ML Film Entertainment Inc. ("ML Film"), an affiliate of MLMM and the managing general partner of the general partners of Delphi Film Associates III, IV, V and ML Delphi Premier Partners, L.P.; a director of ML Opportunity Management Inc. ("ML Opportunity"), an affiliate of MLMM and a joint venturer in Media Opportunity Management Partners, the general partner of ML Media Opportunity Partners, L.P.; a director of ML Mezzanine II Inc. ("ML Mezzanine II"), an affiliate of MLMM and sole general partner of the managing general partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P.; a director of ML Mezzanine Inc. ("ML Mezzanine"), an affiliate of MLMM and the sole general partner of the managing general partner of ML-Lee Acquisition Fund, L.P.; a director of Merrill Lynch Venture Capital Inc. ("ML Venture"), an affiliate of MLMM and the general partner of the Managing General Partner of ML Venture Partners I, L.P. ("Venture I"), ML Venture Partners II, L.P. ("Venture II"), and ML Oklahoma Venture Partners Limited Partnership ("Oklahoma"); and a director of Merrill Lynch R&D Management Inc. ("ML R&D"), an affiliate of MLMM and the general partner of the General Partner of ML Technology Ventures, L.P. Mr. Albert also serves as an independent general partner of Venture I and Venture II.

Robert F. Aufenanger, 42, a Vice President of Merrill Lynch & Co. Corporate Credit and a Director of the Partnership Management Department, joined Merrill Lynch in 1980. Mr. Aufenanger is responsible for the ongoing management of the operations of the equipment and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners. Mr. Aufenanger is also a director of ML Opportunity, ML Film, ML Venture, ML R&D, ML Mezzanine and ML Mezzanine II.

Michael E. Lurie, 52, a First Vice President of Merrill Lynch & Co. Corporate Credit and the Director of the Asset Recovery Management Department, joined Merrill Lynch in 1970. Prior to his present position, Mr. Lurie was the Director of Debt and Equity Markets Credit responsible for the global allocation of credit limits and the approval and structuring of specific transactions relating to debt and equity products. Mr. Lurie also served as Chairman of the Merrill Lynch International Bank Credit Committee. Mr. Lurie is also a director of ML Opportunity, ML Film, ML Venture and ML R&D.

Steven N. Baumgarten, 40, a Vice President of Merrill Lynch & Co. Corporate Credit, joined Merrill Lynch in 1986. Mr. Baumgarten shares responsibility for the ongoing management of the operations of the equipment and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners. Mr. Baumgarten is also a director of ML Film.

David G. Cohen, 33, a Vice President of Merrill Lynch & Co. Corporate Credit, joined Merrill Lynch in 1987. Mr. Cohen shares responsibility for the ongoing management of the operations of the equipment and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners.

Diane T. Herte, 35, an Assistant Vice President of Merrill Lynch & Co., Corporate Credit since 1992, joined Merrill Lynch in 1984. Ms. Herte's responsibilities include controllership and financial management functions for certain partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners.

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

An Investment Committee of Registrant was established to have the responsibility and authority for developing, in conjunction with the Management Company, disversification objectives for the investments to be made by Registrant, for reviewing and approving each investment proposed by the Management Company for Registrant and for evaluating and approving dispositions of investments of Registrant. The Investment Committee will also establish reserves for Registrant for such purposes and in such amounts as it deems appropriate. A simple majority vote shall be required for any proposed investment or disposition. The Investment Committee also has the responsibility and authority for monitoring the management of the investments of Registrant by the Management Company.

The current members of the Investment Committee are as follows:

     RPMM Representative      MLMM Representatives
     I. Martin Pompadur       Kevin K. Albert
                              Robert F. Aufenanger



Item 11.Executive Compensation.

Registrant does not pay the executive officers or directors of the General Partner any remuneration. The General Partner does not presently pay any remuneration to any of its executive officers or directors. See Note 6 to the Financial Statements included in Item 8 hereof, however, for amounts paid by Registrant to the General Partner and its affiliates for the years ended December 29, 1995, December 30, 1994 and December 31, 1993.

Item 12.Security Ownership of Certain Beneficial Owners and
        Management.

As of February 9, 1996, no person was known by Registrant to be the beneficial owner of more than 5 percent of the Units.

To the knowledge of the General Partner, as of February 9, 1996, the officers and directors of the General Partner in aggregate own less than 1% of the outstanding common stock of Merrill Lynch
& Co., Inc.

RP Media Management is owned 50% by IMP Media Management, Inc. and 50% by the Elton H. Rule Company. IMP Media Management is wholly-owned by Mr. I. Martin Pompadur and The Elton H. Rule Company is wholly-owned by the estate of Mr. Elton H. Rule.


Item 13.Certain Relationships and Related Transactions.

Refer to Note 6 to the Financial Statements included in Item 8 hereof, and in Item 1 for a description of the relationship of the General Partner and its affiliates to Registrant and its subsidiaries.
                            Part IV.


Item 14.Exhibits, Financial Statement Schedules and Reports on
        Form 8-K.

(a)     Financial Statements, Financial Statement Schedules and
        Exhibits

(1)  Financial Statements and Financial Statement Schedules

        See Item 8.    "Financial Statements and Supplementary
        Data".



(2)    Exhibits                            Incorporated by Reference to

3.1   Amended and Restated Certificate Exhibit 3.1 to Registrant's Form S-
of Limited Partnership                 1 the Registration Statement
                                       (File No. 33-2290)

3.2.1 Second Amended and Restated      Exhibit 3.2.1 to Registrant's
Agreement of Limited Partnership       Annual Report on Form 10-K for the
dated May 14, 1986                     fiscal year ended
                                       December 26, 1986
                                       (File No. 0-14871)

3.2.2 Amendment No. 1 dated February   Exhibit 3.2.2 to Registrant's
27, 1987 to Second Amended and         Annual Report on Form 10-K for the
Restated Agreement of Limited          fiscal year ended
Partnership                            December 26, 1986
                                       (File No. 0-14871)

10.1.1Joint Venture Agreement dated    Exhibit 10.1.1 to Registrant's
July 2, 1986 between Registrant        Annual Report on Form 10-K for the
and Century Communications             fiscal year ended
Corp.("CCC")                           December 26, 1986
                                       (File No. 0-14871)

10.1.2Management Agreement and Joint   Exhibit 10.1.2 to Registrant's
Venture Agreement dated December       Annual Report on Form 10-K for the
16, 1986 between Registrant and        fiscal year ended
CCC (attached as Exhibit 1 to          December 26, 1986
Exhibit 10.3)                          (File No. 0-14871)

10.1.3Management Agreement and Joint   Exhibit 10.1.3 to Registrant's
Venture Agreement dated as of          Annual Report on Form 10-K for the
February 15, 1989 between              fiscal year ended
Registrant and CCC                     December 30, 1988
                                       (File No. 0-14871)

10.1.4Amended and Restated Management  Exhibit 10.1.4 to Registrant's
Agreement and Joint Venture            Annual Report on Form 10-K for the
Agreement of Century/ML Cable          fiscal year ended
Venture dated January 1, 1994          December 31, 1993
between Century Communications         (File No. 0-14871)
Corp. and Registrant

10.2.1Stock Purchase Agreement dated   Exhibit 28.1 to Registrant's Form
July 2, 1986 between Registrant        8-K Report dated December 16, 1986
and the sellers of shares of           (File No. 33-2290)
Cable Television Company of
Greater San Juan, Inc.

10.2.2Assignment dated July 2, 1986    Exhibit 10.2.2 to Registrant's
between Registrant and Century-        Annual Report on Form 10-K for the
ML Cable Corporation ("C-ML")          fiscal year ended
                                       December 26, 1986
                                       (File No. 0-14871)

10.2.3Transfer of Assets and           Exhibit 10.2.3 to Registrant's
Assumption of Liabilities              Annual Report on Form 10-K for the
Agreement dated January 1, 1994        fiscal year ended
between Century-ML Radio               December 31, 1993
Venture, Century/ML Cable              (File No. 0-14871)
Venture, Century Communications
Corp. and Registrant

10.3  Amended and Restated Credit      Exhibit 10.3.5 to Registrant's
Agreement dated as of March 8,         Annual Report on Form 10-K for the
1989 between Citibank, N.A.,           fiscal year ended
Agent, and C-ML                        December 30, 1988
                                       (File No. 0-14871)

10.3.1Note Agreement dated as of       Exhibit 10.3.1 to Registrant's
December 1, 1992 between Century-      Annual Report on Form 10-K for the
ML Cable Corporation, Century/ML       fiscal year ended
Cable Venture, Jackson National        December 25, 1992
Life Insurance Company, The            (File No. 0-14871)
Lincoln National Life Insurance
Company and Massachusetts Mutual
Life Insurance Company

10.3.2Second Restated Credit Agreement Exhibit 10.3.2 to Registrant's
dated December 1, 1992 among           Annual Report on Form 10-K for the
Century-ML Cable Corporation,          fiscal year ended
Century/ML Cable Venture and           December 25, 1992
Citibank                               (File No. 0-14871)

10.3.3Amendment dated as of September  Exhibit 10.3.3 to Registrant's
30, 1993 among Century-ML Cable        Quarterly Report on Form 10-Q for
Corporation, the banks parties         the quarter ended
to the Credit Agreement, and           September 24, 1993
Citibank, N.A. and Century/ML          (File No. 0-14871)
Cable Venture

10.3.4Amendment dated as of December   Exhibit 10.3.4 to Registrant's
15, 1993 among Century-ML Cable        Annual Report on Form 10-K for the
Corporation, the banks parties         fiscal year ended
to the Credit Agreement, and           December 31, 1993
Citibank, N.A. and Century/ML          (File No. 0-14871)
Cable Venture

10.4  Pledge Agreement dated December  Exhibit 10.4 to Registrant's
16, 1986 among Registrant, CCC,        Annual Report on Form 10-K for the
and Citibank, N.A., Agent              fiscal year ended
                                       December 26, 1986
                                       (File No. 0-14871)

10.5  Guarantee dated as of December   Exhibit 10.5 to Registrant's
16, 1986 among Registrant, CCC         Annual Report on Form 10-K for the
and Citibank, N.A., Agent              fiscal year ended
                                       December 25, 1987
                                       (File No. 0-14871)

10.6  Assignment of Accounts           Exhibit 10.6 to Registrant's
Receivable dated as of December        Annual Report on Form 10-K for the
16, 1986 among Registrant, CCC         fiscal year ended
and Citibank, N.A., Agent              December 25, 1987
                                       (File No. 0-14871)

10.7  Real Property Mortgage dated as  Exhibit 10.7 to Registrant's
of December 16, 1986 among             Annual Report on Form 10-K for the
Registrant, CCC and Citibank,          fiscal year ended
N.A., Agent                            December 30, 1988
                                       (File No. 0-14871)

10.8  Stock Sale and Purchase          Exhibit 28.1 to Registrant's Form
Agreement dated as of December         8-K Report dated December 23, 1986
5, 1986 between SCIPSCO, Inc.          (File No. 33-2290)
and ML California Cable Corp.
("ML California")

10.8.1Asset Purchase Agreement dated   Exhibit 2 to Registrant's Form 8-K
as of November 28, 1994 among          Report dated November 28, 1994
Registrant and Century                 (File No. 0-14871)
Communications Corp.

10.9  Security Agreement dated as of   Exhibit 10.10 to Registrant's
December 22, 1986 among                Annual Report on Form 10-K for the
Registrant, ML California and BA       fiscal year ended
                                       December 26, 1987
                                       (File No. 0-14871)

10.10 Assets Purchased Agreement dated Exhibit 28.1 to Registrant's Form
as of September 17, 1986 between       8-K Report dated February 2, 1987
Registrant and Loyola University       (File No. 33-2290)

10.11 Asset Acquisition Agreement      Exhibit 28.1 to Registrant's Form
dated April 22, 1987 between           8-K Report dated October 14, 1987
Community Cable-Vision of Puerto       (File No. 33-2290)
Rico Associates, Community Cable-
Vision of Puerto Rico, Inc.,
Community Cable-Vision
Incorporated and Century
Communications Corp., as
assigned

10.12 Asset Purchase Agreement dated   Exhibit 2.1 to Registrant's Form 8-
April 29, 1987 between                 K Report dated September 16, 1987
Registrant and Gilmore                 (File No. 33-2290)
Broadcasting Corporation

10.13 License Holder Pledge Agreement  Exhibit 2.5 to Registrant's Form 8-
dated August 27, 1987 by               K Report dated September 15, 1987
Registrant and Media Management        (File No. 33-2290)
Partners in favor of
Manufacturers Hanover

10.14 Asset Purchase Agreement dated   Exhibit 28.1 to Registrant's Form
August 20, 1987 between 108            8-K Report dated January 15, 1988
Radio Company Limited                  (File No. 33-2290)
Partnership and Registrant

10.15 Security Agreement dated as of   Exhibit 28.3 to Registrant's Form
December 16, 1987 between              8-K Report dated January 15, 1988
Registrant and CNB                    (File No. 33-2290)

10.16 Asset Purchase Agreement dated   Exhibit 10.25 to Registrant's
as of January 9, 1989 between          Annual Report on Form 10-K for the
Registrant and Connecticut             fiscal year ended
Broadcasting Company, Inc.             December 30, 1988
("WICC")                               (File No. 0-14871)

10.17.1 Stock Purchase Agreement dated   Exhibit 28.2 to Registrant's
June 17, 1988 between Registrant         Quarterly Report on Form 10-Q for
and the certain sellers referred         the quarter ended June 24, 1988
to therein relating to shares of         (File No. 0-14871)
capital stock of Universal Cable
Holdings, Inc. ("Universal")

10.17.2 Amendment and Consent dated July Exhibit 2.2 to Registrant's Form 8-
29, 1988 between Russell V.              K Report dated September 19, 1988
Keltner, Larry G. Wiersig and            (File No. 0-14871)
Donald L. Benson, Universal
Cable Midwest, Inc. and
Registrant

10.17.3 Amendment and Consent dated July Exhibit 2.3 to Registrant's Form 8-
29, 1988 between Ellsworth               K Report dated September 19, 1988
Cable, Inc., Universal Cable             (File No. 0-14871)
Midwest, Inc. and Registrant

10.17.4 Amendment and Consent dated      Exhibit 2.4 to Registrant's Form 8-
August 29, 1988 between ST               K Report dated September 19, 1988
Enterprises, Ltd., Universal            (File No. 0-14871)
Cable Communications, Inc. and
Registrant

10.17.5 Amendment and Consent dated      Exhibit 2.5 to Registrant's Form 8-
September 19, 1988 between               K Report dated September 19, 1988
Dennis Wudtke, Universal Cable           (File No. 0-14871)
Midwest, Inc., Universal Cable
Communications, Inc. and
Registrant

10.17.6 Amendment and Consent dated      Exhibit 10.26.6 to Registrant's
October 14, 1988 between Down's          Annual Report on Form 10-K for the
Cable, Inc., Universal Cable             fiscal year ended December 30,
Midwest, Inc. and Registrant             1988
                                         (File No. 0-14871)

10.17.7 Amendment and Consent dated      Exhibit 10.26.7 to Registrant's
October 14, 1988 between SJM             Annual Report on Form 10-K for the
Cablevision, Inc., Universal             fiscal year ended December 30,
Cable Midwest, Inc. and                  1988
Registrant                               (File No. 0-14871)

10.17.8 Bill of Sale and Transfer of     Exhibit 2.6 to Registrant's Form 8-
Assets dated as of September 19,         K Report dated September 19, 1988
1988 between Registrant and              (File No. 0-14871)
Universal Cable Communications
Inc.

10.18 Credit Agreement dated as of     Exhibit 10.27 to Registrant's
September 19, 1988 among               Annual Report on Form 10-K for the
Registrant, Universal, certain         fiscal year ended
subsidiaries of Universal, and         December 30, 1988
Manufacturers Hanover Trust            (File No. 0-14871)
Company, as Agent

10.19 Stock Purchase Agreement dated   Exhibit 10.28 to Registrant's
October 6, 1988 between                Annual Report on Form 10-K for the
Registrant and the certain             fiscal year ended
sellers referred to therein            December 30, 1988
relating to shares of capital          (File No. 0-14871)
stock of Acosta Broadcasting
Corp.

10.20 Stock Purchase Agreement dated   Exhibit 28.1 to Registrant's
April 19, 1988 between                 Quarterly Report on Form 10-Q for
Registrant and the certain             the quarter ended June 24, 1988
sellers referred to therein            (File No. 0-14871)
relating to shares of capital
stock of Wincom Broadcasting
Corporation

10.21 Subordination Agreement dated as Exhibit 2.3 to Registrant's Form 8-
of August 15, 1988 among Wincom,       K Report dated August 26, 1988
the Subsidiaries, Registrant and       (File No. 0-14871)
Chemical Bank

10.22 Management Agreement dated       Exhibit A to Exhibit 10.30.2 above
August 26, 1988 between
Registrant and Wincom

10.22.1 Management Agreement by and      Exhibit 10.22.1 to Registrant's
between Fairfield                        Quarterly Report on Form 10-Q for
Communications, Inc. and                 the quarter ended June 25, 1993
Registrant and ML Media                  (File No. 0-14871)
Opportunity Partners, L.P. dated
May 12, 1993

10.22.2 Sharing Agreement by and among   Exhibit 10.22.2 to Registrant's
Registrant, ML Media Opportunity         Quarterly Report on Form 10-Q for
Partners, L.P., RP Companies,            the quarter ended June 25, 1993
Inc., Radio Equity Partners,             (File No. 0-14871)
Limited Partnership and
Fairfield Communications, Inc.

10.23 Amended and Restated Credit,     Exhibit 10.33 to Registrant's
Security and Pledge Agreement          Quarterly Report on Form 10-Q for
dated as of August 15, 1988, as        the quarter ended June 30, 1989
amended and restated as of July        (File No. 0-14871)
19, 1989 among Registrant,
Wincom Broadcasting Corporation,
Win Communications Inc., Win
Communications of Florida, Inc.,
Win Communications Inc. of
Indiana, WEBE Associates, WICC
Associates, Media Management
Partners, and Chemical Bank and
Chemical Bank, as Agent

10.23.1 Second Amendment dated as of     Exhibit 10.23.1 to Registrant's
July 30, 1993 to the Amended and         Quarterly Report on Form 10-Q for
Restated Credit, Security and            the quarter ended June 25, 1993
Pledge Agreement dated as of             (File No. 0-14871)
August 15, 1988, as amended and
restated as of July 19, 1989 and
as amended by the First
Amendment thereto dated as of
August 14, 1989 among
Registrant, Wincom Broadcasting
Corporation, Win Communications
Inc., Win Communications Inc. of
Indiana, WEBE Associates, WICC
Associates, Media Management
Partners, and Chemical Bank and
Chemical Bank, as Agent

10.24 Agreement of Consolidation,      Exhibit 10.34 to Registrant's
Extension, Amendment and               Quarterly Report on Form 10-Q for
Restatement of the WREX Credit         the quarter ended June 30, 1989
Agreement and KATC Credit              (File No. 0-14871)
Agreement between Registrant and
Manufacturers Hanover Trust
Company dated as of June 21,
1989

10.25 Asset Purchase Agreement between Exhibit 10.35 to Registrant's
ML Media Partners, L.P. and            Quarterly Report on Form 10-Q for
Anaheim Broadcasting Corporation       the quarter ended September 29,
dated July 11, 1989                    1989 (File No. 0-14871)

10.26 Asset Purchase Agreement between Exhibit 10.36 to Registrant's
WIN Communications Inc. of             Annual Report on Form 10-K for the
Indiana, and WIN Communications        fiscal year ended
of Florida, Inc. and Renda             December 28, 1990
Broadcasting Corp. dated               (File No. 0-14871)
November 27, 1989

10.26.1 Asset Purchase Agreement between Exhibit 10.26.1 to Registrant's
WIN Communications of Indiana,           Quarterly Report on Form 10-Q for
Inc. and Broadcast Alchemy, L.P.         the quarter ended June 25, 1993
dated April 30, 1993                     (File No. 0-14871)

10.26.2 Joint Sales Agreement between    Exhibit 10.26.2 to Registrant's
WIN Communications of Indiana,           Quarterly Report on Form 10-Q for
Inc. and Broadcast Alchemy, L.P.         the quarter ended June 25, 1993
dated May 1, 1993                        (File No. 0-14871)

10.27 Credit Agreement dated as of     Exhibit 10.39 to Registrant's
November 15, 1989 between ML           Quarterly Report on Form 10-Q for
Media Partners, L.P. and Bank of       the quarter ended June 29, 1990
America National Trust and             (File No. 0-14871)
Savings Association

10.27.1 First Amendment and Limited      Exhibit 10.27.1 to Registrant's
Waiver dated as of February 23,          Annual Report on Form 10-K for the
1995 to the Amended and Restated         fiscal year ended
Credit Agreement dated as of May         December 30, 1994
15, 1990 among ML Media                  (File 0-14871)
Partners, L.P. and Bank of
America National Trust and
Saving Association, individually
and as Agent

10.28 Asset Purchase Agreement dated   Exhibit 10.38 to Registrant's
November 27, 1989 between Win          Quarterly Report on Form 10-Q for
Communications and Renda               the quarter ended June 29, 1990
Broadcasting Corp.                     (File No. 0-14871)

10.29 Amended and Restated Credit      Exhibit 10.39 to Registrant's
Agreement dated as of May 15,          Quarterly Report on Form 10-Q for
1990 among ML Media Partners,          the quarter ended June 29, 1990
L.P. and Bank of America               (File No. 0-14871)
National Trust and Saving
Association, individually and as
Agent

10.30 Stock Purchase Agreement between Exhibit 10.40.1 to Registrant's
Registrant and Ponca/Universal         Quarterly Report on Form 10-Q for
Holdings, Inc. dated as of April       the quarter ended March 27, 1992
3, 1992                                (File No. 0-14871)

10.30.1 Earnest Money Escrow Agreement   Exhibit 10.40.1 to Registrant's
between Registrant and                   Quarterly Report on Form 10-Q for
Ponca/Universal Holdings, Inc.           the quarter ended March 27, 1992
dated as of April 3, 1992                (File No. 0-14871)

10.30.2 Indemnity Escrow Agreement       Exhibit 10.40.2 to Registrant's
between Registrant and                   Form 8-K Report dated July 8, 1992
Ponca/Universal Holdings, Inc.           (File No. 0-14871)
dated as of July 8, 1992

10.30.3 Assignment by Registrant in      Exhibit 10.40.3 to Registrant's
favor of Chemical Bank, in its           Form 8-K Report dated July 8, 1992
capacity as agent for itself and         (File No. 0-14871)
the other banks party to the
credit agreement dated as of
September 19, 1988, among
Registrant, Universal, certain
subsidiaries of Universal, and
Manufacturers Hanover Trust
Company, as agent

10.30.4 Confirmation of final Universal  Exhibit 10.40.4 to Registrant's
agreements between Registrant            Quarterly Report on Form 10-Q for
and Manufacturers Hanover Trust          the quarter ended
Company, dated April 3, 1992             September 25, 1992
                                         (File No. 0-14871)

10.30.5 Letter regarding discharge and   Exhibit 10.40.5 to Registrant's
release of the Universal                 Quarterly Report on Form 10-Q for
Companies and Registrant dated           the quarter ended
July 8, 1992 between Registrant          September 25, 1992
and Chemical Bank (as successor,         (File No. 0-14871)
by merger, to Manufacturers
Hanover Trust Company)

10.31.1 Asset Purchase Agreement dated   Exhibit 10.1 to Registrant's Form
May 25, 1995 with Quincy                 8-K dated
Newspapers, Inc. to sell                 May 25, 1995
substantially all of the assets          (File No. 0-14871)
used in the operations of the
Registrant's television station
WREX-TV, Rockford, Illinois

10.31.3 Asset Purchase Agreement dated   Exhibit to Registrant's Form 8-K
June 1, 1995 with KATC                   Report dated
Communications, Inc., to sell            June 1, 1995
substantially all of the assets          (File No. 0-14871)
used in the operations of
Registrant's television station
KATC-TV, Lafayette, Louisiana


18.1  Letter from Deloitte, Haskins &  Exhibit 18.1 to Registrant's
Sells regarding the change in          Annual Report on Form 10-K for the
accounting method, dated March         fiscal year ended
30, 1989                               December 30, 1988
                                       (File No. 0-14871)

27.0  Financial Data Schedule to Form
10-K Report for the fiscal year
ended December 29, 1995

99    Pages 12 through 19 and 38       Prospectus dated February 4, 1986,
through 46 of Prospectus dated         filed pursuant to Rule 424(b)
February 4, 1986, filed pursuant       under the Securities Act of 1933,
to Rule 424(b) under the               as amended
Securities Act of 1933, as            (File No. 33-2290)
amended




(b)   Reports on Form 8-K.

Registrant filed with the Securities and Exchange Commission (the
"SEC") a Current Report on Form 8-K dated September 30, 1995 on
October 2, 1996. This Current Report contained details regarding the completion of the sale to KATC Communications, Inc., of substantially all of the assets used in the operations of Registrant's television station KATC-TV, Lafayette, Louisiana.

Registrant filed with the SEC a Current Report on Form 8-K/A dated
September 30, 1995 on October 16, 1995. This Current Report contained the Pro-Forma Condensed Financial Statements giving effect to the sale of WREX and KATC.

In addition, Registrant filed with the SEC a Current Report on Form
8-K dated December 31, 1995. This Current Report contained details regarding the status of the negotiations for the sale of substantially all of the assets of the California Cable operations to Century Communications Corp.


(c)   Exhibits.

       See (a) (2) above.

(d)   Financial Statement Schedules.

       See (a) (1) above.

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


                              ML MEDIA PARTNERS, L.P.
                              By: Media Management Partners
                                  General Partner

                              By: ML Media Management Inc.



Dated:  March 28, 1996        /s/ Kevin K. Albert
                                  Kevin K. Albert
                                  Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.



RP MEDIA MANAGEMENT


        Signature                   Title               Date

 /s/ I. Martin Pompadur     President, Secretary   March 28, 1996
    (I. Martin Pompadur)    and Director
                            (principal executive
                            officer of the
                            Registrant)

 /s/Elizabeth McNey Yates   Executive Vice         March 28, 1996
   (Elizabeth McNey Yates)  President




ML MEDIA MANAGEMENT INC.


Signature                   Title                  Date


 /s/ Kevin K. Albert        Director and           March 28, 1996
    (Kevin K. Albert)       President


 /s/ Robert F. Aufenanger   Director and           March 28, 1996
    (Robert F. Aufenanger)  Executive Vice
                            President


 /s/ Michael E. Lurie       Director and Vice      March 28, 1996
    (Michael E. Lurie)      President


 /s/ Diane T. Herte         Treasurer (principal   March 28, 1996
    (Diane T. Herte)        financial officer and
                            principal accounting
                            officer of the
                            Registrant)