Form 10-Q
period 1996-03-29
ML MEDIA PARTNERS LP
filed 1996-05-13
CIK 785959

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended
                         March 29, 1996

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

                     ML MEDIA PARTNERS, L.P.
                 PART I - FINANCIAL INFORMATION.


              Item 1.   Financial Statements

                    TABLE OF CONTENTS


Consolidated Balance Sheets as of March 29, 1996
(Unaudited) and December 29, 1995 (Unaudited)

Consolidated Statements of Operations for the Thirteen
Week Periods Ended March 29, 1996 (Unaudited) and
March 31, 1995 (Unaudited)

Consolidated Statements of Cash Flows for the Thirteen
Week Periods Ended March 29, 1996 (Unaudited) and
March 31, 1995 (Unaudited)

Notes to the Consolidated Financial Statements for the Thirteen Week Period Ended March 29, 1996 (Unaudited)

                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
 AS OF MARCH 29, 1996 (UNAUDITED) AND DECEMBER 29, 1995 (UNAUDITED)

                                        March 29,     December 29,
                                            1996            1995
ASSETS:
Cash and cash equivalents               $ 45,541,921    $ 41,124,366
Accounts receivable (net
of allowance for doubtful
accounts of $927,040 and
$856,484, respectively)                  10,732,967      12,215,484
Prepaid expenses and deferred
charges (net of accumulated
amortization of $7,468,014
and $7,352,383,
respectively)                             2,794,683       2,842,996
Property, plant and equipment
(net of accumulated
depreciation of $122,906,424
and $117,750,459,
respectively)
                                         70,482,506      72,989,071
Intangible assets (net of
accumulated amortization of
$123,937,633 and
$121,657,283, respectively)
                                         77,138,318      79,636,581
Other assets                               1,434,385       1,389,998
TOTAL ASSETS                            $208,124,780    $210,198,496



(Continued on the following page.)

                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
 AS OF MARCH 29, 1996 (UNAUDITED) AND DECEMBER 29, 1995 (UNAUDITED)
                            (continued)

                                        March 29,     December 29,
                                            1996            1995
LIABILITIES AND PARTNERS'
CAPITAL/(DEFICIT):
Liabilities:
Borrowings                              $ 182,446,928    $182,821,928
Accounts payable and
accrued liabilities                       27,085,437      27,630,778
Subscriber advance payments                 2,171,004       2,109,929
Total Liabilities                         211,703,369     212,562,635

Commitments and
Contingencies

Partners' Capital/(Deficit):
General Partner:
Capital contributions, net of
offering expenses                          1,708,299       1,708,299
Cumulative loss                           (1,605,210)     (1,593,066)
Cash distribution                            (75,957)        (75,957)
                                              27,132          39,276
Limited Partners:
Capital contributions, net of
offering expenses (187,994
Units of Limited
Partnership Interest)                    169,121,150     169,121,150
Tax allowance cash
distribution                             (6,291,459)     (6,291,459)
Cash distribution                         (7,519,760)     (7,519,760)
Cumulative loss                         (158,915,652)   (157,713,346)
                                         (3,605,721)     (2,403,415)
Total Partners'                          (3,578,589)     (2,364,139)
Capital/(Deficit)
TOTAL LIABILITIES AND
PARTNERS' CAPITAL/(DEFICIT)            $ 208,124,780   $ 210,198,496



See Notes to Consolidated Financial Statements (Unaudited).

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE THIRTEEN WEEK PERIODS ENDED MARCH 29, 1996 (UNAUDITED) AND
                     MARCH 31, 1995 (UNAUDITED)

                                          March 29,      March 31,
                                               1996           1995
REVENUES:
Operating revenues                       $ 25,302,021   $ 26,273,942

Interest                                       50,847         69,006
Total revenues                             25,352,868     26,342,948

COSTS AND EXPENSES:
Property operating                          8,799,752      9,991,191
General and administrative                  5,364,409      5,515,831
Depreciation and amortization               7,769,657      7,466,423
Interest expense                            4,255,642      4,773,755
Management fees                               377,858        397,958
Total costs and expenses                   26,567,318     28,145,158

NET LOSS                                 $ (1,214,450)  $ (1,802,210)


Per Unit of Limited Partnership
  Interest:

NET LOSS                                 $      (6.40)  $      (9.49)


Number of Units                               187,994        187,994



See Notes to Consolidated Financial Statements (Unaudited).

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THIRTEEN WEEK PERIODS ENDED MARCH 29, 1996 (UNAUDITED) AND
                     MARCH 31, 1995 (UNAUDITED)

                                          March 29,      March 31,
                                              1996           1995
Cash flows from operating activities:
Net loss                                $ (1,214,450)   $ (1,802,210)

Adjustments to reconcile net loss to
net cash provided by operating
activities:
Depreciation and amortization              7,769,657      7,466,423
Bad debt expense                              99,415        352,202

Changes in operating assets and
 liabilities:
Decrease/(Increase):
  Accounts receivable                      1,383,102        785,537
  Short-term investments held by agent             -      6,000,000
  Prepaid expenses and deferred charges     (67,117)         78,991
  Other assets                              (44,387)    (1,222,004)
(Decrease)/Increase:
  Accounts payable and accrued
    liabilities                            (507,227)    (2,780,018)
  Subscriber advance payments                 61,075        111,832

Net cash provided by operating
 activities                                7,480,068      8,990,753


(Continued on the following page.)

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE THIRTEEN WEEK PERIODS ENDED MARCH 29, 1996 (UNAUDITED)
                   AND MARCH 31, 1995 (UNAUDITED)
                             (continued)

                                          March 29,     March 31,
                                              1996          1995
Cash flows from investing activities:
Purchase of property, plant and
  equipment                              (2,687,513)   (1,799,712)
Intangible assets                                  -     (263,851)

Net cash used in investing activities    (2,687,513)   (2,063,563)

Cash flows from financing activities:
Principal payments on borrowings           (375,000)   (2,173,653)

Net cash used in financing activities      (375,000)   (2,173,653)

Net increase in cash and cash
  equivalents                              4,417,555     4,753,537
Cash and cash equivalents as of the
  beginning of year                       41,124,366    26,682,289
Cash and cash equivalents as of the
  end of period                          $45,541,921   $31,435,826

Interest paid                            $ 3,087,754   $ 5,197,436




See Notes to Consolidated Financial Statements (Unaudited).

                     ML MEDIA PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THIRTEEN WEEK PERIOD ENDED MARCH 29, 1996 (UNAUDITED)


1. Basis of Presentation

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of the General Partner, necessary for a fair presentation of the financial position of the Partnership as of March 29, 1996 and the results of operations and cash flows of the Partnership for the interim periods presented. The results of operations for the thirteen week period ended March 29, 1996 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in the financial statements provided herein and prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules ("Commission"). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Partnership's 1995 Annual Report on Form 10-K filed with the Commission on March 28, 1996.

2. Statement of Financial Accounting Standards No. 121

Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). There was no material effect from the adoption of SFAS 121 on the Partnership's financial position and results of operations.

3. California Cable and WINCOM-WEBE-WICC

The information set forth in the Liquidity and Capital Resources section of Item 2; Management's Discussion and Analysis of Financial Condition and Results of Operations under the headings California Cable and WINCOM-WEBE-WICC is hereby incorporated herein by reference and made a part hereof.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Liquidity and Capital Resources.

As of March 29, 1996, Registrant had $45,541,921 in cash and cash equivalents, of which $41,663,716 was limited for use at the operating level and the remaining $3,878,205 was Registrant's working capital.

During 1996, Registrant continued its operations phase and the process of liquidating certain of the media properties (see below).

As of March 29, 1996, Registrant's investments in media properties consisted of four cable television systems in California ("California Cable Systems"); an FM (WEBE-FM) and AM (WICC-AM) radio station combination in Bridgeport, Connecticut; an FM (KEZY-FM) and AM (KORG-AM) radio station combination in Anaheim, California and Wincom Broadcasting Corporation ("Wincom"), a corporation that owns an FM radio station (WQAL-FM) in Cleveland, Ohio and a 50% interest in Century-ML Cable Venture which owns an FM (WFID-FM) and AM (WUNO-AM) radio station combination and a background music service in San Juan, Puerto Rico and, through its wholly-owned subsidiary corporation, Century-ML Cable Corporation, operates two cable television systems in Puerto Rico.

On November 28, 1994, Registrant entered into an agreement to sell substantially all of the assets used in the operations of California Cable Systems (see below).

California Cable

On November 28, 1994, Registrant entered into an agreement (the "Asset Purchase Agreement") with Century Communications Corp. ("Century") to sell to Century substantially all of the assets used in Registrant's California Cable Systems serving Anaheim and Hermosa Beach/Manhattan Beach and Rohnert Park/Yountville and Fairfield. The base purchase price specified in the Asset Purchase Agreement for the California Cable Systems is $286 million, subject to reduction by an amount equal to 11 times the amount, if any, by which the operating cash flow of the California Cable Systems (as adjusted in accordance with the Asset Purchase Agreement) is less than $26 million for the 12-month period prior to the closing, and subject to further adjustment as provided in the Asset Purchase Agreement. In addition, Registrant has the right to terminate the Asset Purchase Agreement if the purchase price would be less than $260 million based on the formula described above. Consummation of the transactions provided for in the Asset Purchase Agreement is subject to the satisfaction of certain conditions, including obtaining approvals of the sale from the Federal Communications Commission ("FCC") and the municipal authorities issuing the franchises for the California Cable Systems and the approvals of certain franchise extensions, including the renewal of the franchise licenses for the Anaheim and Villa Park communities.

The Asset Purchase Agreement provides that Registrant and Century each have the right to terminate the Asset Purchase Agreement if the closing did not occur by December 31, 1995. Accordingly, as of January 1, 1996, each party became vested with the right to elect to terminate the Asset Purchase Agreement.

Registrant, Century and the City of Anaheim have reached agreement on the terms of the Anaheim Transfer and the Anaheim Transfer has been approved; the approval became final on April 4, 1996, since no legally sufficient objection under the Anaheim City Charter procedures for a public referendum was raised. Registrant, Century and Villa Park have also reached agreement on the terms of the Villa Park Transfer and the Villa Park Transfer was approved by the Villa Park City Council on March 26, 1996. As of April 4, 1996, all regulatory approvals required to sell the California Cable Systems to Century had been obtained. Although no assurances can be given that the sale of the California Cable Systems under the Asset Purchase Agreement will be consummated, Registrant is continuing its efforts to resolve the remaining outstanding issues necessary to consummate the closing with Century. In addition, no assurances can be given as to the timing of any sale of the California Cable Systems or as to the sale price that might be realized in connection with any such sale, if the sale to Century is not consummated, but Registrant believes that, under current market conditions, the California Cable Systems represent an attractive investment opportunity for a suitable buyer.

Pursuant to the Amended and Restated Credit Agreement (the "Revised ML California Credit Agreement"), a payment of principal in the amount of approximately $13.1 million (the "Principal Payment") became due and payable by the Registrant on December 29, 1995. Since the sale of the California Cable Systems did not occur by that date, Registrant was unable to make the entire Principal Payment, but did make a $3,555,000 partial payment. Effective December 29, 1995, Registrant and the banks entered into a third amendment (the "Third Amendment") to the Revised ML California Credit Agreement that provided for reduced principal payments for the fourth quarter of 1995 and required a new quarterly principal payment of $15,812,500 to be due and payable on April 1, 1996. In addition, the Third Amendment increased the Registrant's cost of borrowing. As of March 29, 1996, Registrant was in compliance under the Revised ML California Credit Agreement and the outstanding principal debt balance was $120,148,500.

Because the sale of the California Cable Systems was not consummated by April 1, 1996, Registrant was unable to make the entire principal payment of approximately $15.8 million due on that date under the Revised ML California Credit Agreement, but did make a $2.0 million partial payment. In addition, Registrant and the banks entered into a fourth amendment (the "Fourth Amendment") on March 29, 1996 to the Revised ML California Credit Agreement deferring the due date of the remaining principal payment until May 31, 1996. If the sale of the California Cable Systems does not occur by May 31, 1996, Registrant will be unable to make the principal payment of $13,812,500 due on such date. Should such payment not be made, Registrant would be in default under the terms of the Revised ML California Credit Agreement which would enable the banks to accelerate the payment obligations with respect to the full amount owing under the Revised ML California Credit Agreement and take other actions to enforce their rights under the Revised ML California Credit Agreement.

The loan under the Revised ML California Credit Agreement is nonrecourse to the other assets of Registrant.

At March 29, 1996 and December 29, 1995, Registrant had a net property tax refund receivable from Orange County, California of approximately $1.8 million and $2.3 million, respectively. The decrease of approximately $0.5 million represents a portion of the property tax refund received from Orange County during the first quarter of 1996.

As of March 29, 1996, Registrant had funds related to the Northern California Systems in an escrow account totalling $828,258, which funds were included in other assets on the accompanying Consolidated Balance Sheet. The funds were deposited in such account during 1994 in accordance with Registrant's Agreement with the Cable Telecommunications Joint Powers Agency ("CTJPA") to be held for the benefit of CTJPA's subscribers pending determination of Registrant's potential need to make refunds to the subscribers in connection with rate re-regulation.

As of March 29, 1996, Registrant had funds in an additional escrow account totalling $177,974, which funds were included in other assets on the accompanying Consolidated Balance Sheet. The funds, which initially totalled $680,000, were deposited in such account during the first quarter of 1995 to be held for the benefit of the city of Fairfield's subscribers pending determination of Registrant's potential need to make refunds to the subscribers in connection with rate re-regulation.

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

WINCOM-WEBE-WICC

Registrant was in compliance with all terms of its Wincom-WEBE-
WICC Loan and the Restructuring Agreement as of March 29, 1996.

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

Rate Regulation

Under the 1992 Cable Act, cable systems' rates for service and related subscriber equipment are subject to regulation by the FCC and local franchising authorities. However, only the rates of cable systems that are not subject to "effective competition" may be regulated. A cable system is subject to effective competition if one of the following conditions is met: (1) fewer than 30% of the households in the franchise area subscribe to the system; (2) at least 50% of the households in the franchise area are served by two multichannel video programming distributors ("MVPD") and at least 15% of the households in the franchise area subscribe to any MVPD other than the dominant cable system; or (3) a franchising authority for that franchise area itself serves as an MVPD offering service to at least 50% of the households in the franchise area. The Telecommunication Act of 1996 (the "1996 Act") adds a fourth condition: the mere offering by a local exchange carrier ("LEC"), or an entity using the LEC's facilities, of video programming services (including 12 or more channels of programming, at least some of which are television broadcasting signals) directly to subscribers by any means (other than direct-to-home satellite services) in the franchise area of an unaffiliated cable operator. The FCC has solicited comment on whether this condition also should include a percentage pass or penetration rate. Under these regulations, the Partnership's systems, like most cable systems in most areas, are not currently subject to effective competition. Consequently, the rates charged by the Partnership's systems are subject to rate regulation under certain circumstances.

Under the 1992 Cable Act, a local franchising authority may certify with the FCC to regulate the Basic Service Tier ("BST") and associated subscriber equipment of a cable system within its jurisdiction. By law, the BST must include all broadcast signals (with the exception of national "superstations"), including those required to be carried under the mandatory carriage provisions of the 1992 Cable Act, as well as public, educational, and governmental ("PEG") access channels required by the franchise. The FCC has jurisdiction over the Cable Programming Service Tier ("CPST"), which generally includes programming other than that carried on the BST or offered on a per-channel or per-program basis. The 1996 Act, however, confines rate regulation to the BST after three years: on March 31, 1999, the CPST will be exempted from regulation. On enactment, the 1996 Act also modifies the rules governing complaints for rate increases on the CPST by replacing the current procedure. The current procedure, mandated by the 1992 Cable Act, allows subscribers to file complaints directly with the FCC. Under the new procedure, only a local franchising authority may file an FCC complaint, and then only if the franchising authority receives more than one subscriber complaint within 90 days of the effective date of a rate increase. The FCC must issue a final order within 90 days after receiving a franchising authority's complaint.

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

In accordance with the intent of the 1992 Act, the FCC has established special rate and administrative treatment for small cable systems and small cable companies. In addition to the transition rate relief and streamlined rate reduction approaches to setting initial permitted rates (discussed above), the Commission has provided for the following relief mechanisms for small cable systems and companies: (1) a simplified cost-of-service approach for small systems owned by small companies in which a per-channel rate below $1.24 is considered presumptively reasonable; and (2) a system of any size owned by a small cable company that incurs additional monthly per subscriber headend costs of one full cent or more for the addition of a channel may recover a 20 cent mark-up, the license fee (if any) for the channel, as well as the actual cost of the headend equipment necessary to add new channels (not to exceed $5,000 per channel) for adding not more than seven new channels through 1997. By these actions, the FCC stated that it has expanded the category of systems eligible for special rate and administrative treatment to include approximately 66% of all cable systems in the U.S. serving approximately 12% of all cable subscribers. The 1996 Act further deregulates small cable companies: under the Act, an operator that, directly or through an affiliate, serves fewer than 1% of all subscribers in the U.S. (617,000 subscribers) and is not affiliated with an entity whose gross annual revenues exceed $250 million is exempt from rate regulation of the cable programming services tier and also of the basic service tier (provided that the basic tier was the only tier subject to regulation as of 12/31/94) in any franchise area in which that operator serves 50,000 or fewer subscribers.

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

The 1996 Act affords cable operators greater rate flexibility for service to multiple dwelling unit buildings by permitted bulk discounts, provided that the discounted price is not predatory. Prior to enactment of the 1996 Act, FCC rules mandated a uniform rate structure throughout an operator's service area.

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

Summary

Registrant's ongoing cash needs will be to fund debt service, capital expenditures and working capital needs. During the thirteen week period ended March 29, 1996 cash interest paid was $3,087,754, and principal repayments of $375,000 were made. During the remainder of 1996, Registrant is required by its various debt agreements to make scheduled principal repayments of $31,975,000 under all of its debt agreements. If the Revised ML California Cable Agreement is accelerated as a result of the sale to Century not being consummated or otherwise, Registrant would be required to satisfy the remaining loan balance of $120,148,500 on May 31, 1996. In addition, since 1989, the General Partner of Registrant has voluntarily deferred certain of its management fees and certain reimbursements of out-of-pocket expenses. Accordingly, Registrant has been accruing the amount of such deferred fees and expenses. As of March 29, 1996 the amount payable to the General Partner was approximately $8.5 million.

Based upon a review of the current financial performance of Registrant's investments, Registrant continues to monitor its working capital level. Registrant does not have sufficient cash to meet all its contractual debt obligations of all of its investments, however such debt obligations are recourse only to specified assets. Registrant does not currently expect to, nor is it obligated to, advance any of its unrestricted working capital to California Cable Systems.

Results of Operations.

1996 vs. 1995.

Operating Revenues.

During the thirteen week periods ended March 29, 1996 and March 31, 1995, Registrant had total operating revenues of approximately $25.3 million and $26.3 million, respectively. The approximate $1.0 million decrease was primarily due to a decline in television revenues of approximately $2.7 million as a result of the sale of the Registrant's television stations in 1995, offset by increases of approximately $700,000 and $900,000 at California Cable and C-ML Cable, respectively.

The increase in revenue at California Cable resulted primarily from an increase in basic subscribers as well as rate increases instituted during 1995. Revenues generated from the increase in the number of basic subscribers from 136,082 at the end of the first quarter 1995 to 139,147 at the end of the first quarter of 1996, were somewhat offset by a decrease in revenues due to a decline in the number of premium subscriptions from 74,806 to 69,684, over the same period. The increase in the number of basic subscribers from year to year was a result of increased marketing efforts. The number of basic subscribers increased from 138,864 at the end of 1995 to 139,147 at the end of the first quarter of 1996.

The increase in revenues at C-ML Cable reflects an increase in the number of basic subscribers, from 113,579 at the end of the first quarter of 1995 to 117,481 at the end of the first quarter of 1996 due primarily to successful marketing efforts, as well as an increase in the basic rate which was instituted during 1995. In addition, the number of premium subscriptions increased from 69,794 at the end of the first quarter of 1995, to 74,477 at the end of the first quarter of 1996, primarily due to marketing promotions. The number of basic subscribers increased from 115,655 at the end of 1995 to 117,481 at the end of the first quarter of 1996.

Other increases or decreases in operating revenues at Registrant's other properties were immaterial either individually or in the aggregate.

Property Operating Expense.

During the first thirteen weeks of 1996 and 1995, Registrant incurred property operating expenses of approximately $8.8 million and $10.0 million, respectively. Registrant's total property operating expenses decreased by approximately $1.2 million due to a decrease of approximately $1.4 million due to the sale of the television stations in 1995, partially offset by an increase in operating expenses at C-ML Cable of approximately $100,000 due primarily to increased salary and management expenses and increases at the Wincom-WEBE-WICC group of approximately $200,000 due mostly to increased sales commissions and promotional expenses. Other decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

General and Administrative Expense.

During the first thirteen weeks of 1996 and 1995, Registrant incurred general and administrative expenses of approximately $5.4 million and $5.5 million, respectively. Registrant's total general and administrative expenses decreased by approximately $200,000 due to a decrease of approximately $600,000 due to the sale of the television stations in 1995, partially offset by increases at California Cable of approximately $400,000 due mostly to costs related to the pending disposition. Other increases or decreases in general and administrative expenses at Registrant's other properties were immaterial either individually or in the aggregate.

Depreciation and Amortization Expense.

Registrant's depreciation and amortization expense totalled approximately $7.8 million and $7.5 million for the first thirteen weeks of 1996 and 1995, respectively. The increase of approximately $300,000 was due to: an increase at C-ML Cable of approximately $900,000 due to writeoffs of fixed assets, offset in part by an approximate $200,000 decrease due to the sale of the television stations in 1995; and approximately a $300,000 decrease at California Cable Systems and radio stations KORG-AM and KEZY-FM due to assets which were fully depreciated in 1995. Other decreases in depreciation and amortization expense at Registrant's other properties were immaterial either individually or in the aggregate.


Interest Expense.

Registrant's interest expense represents the cost incurred for borrowed funds used to acquire various media properties and during the first thirteen weeks of 1996 and 1995 amounted to approximately $4.3 million and $4.8 million, respectively. Registrant's interest expense. The decrease of approximately $500,000 in interest expense is due to a decrease of approximately $600,000 due to the sale of the television stations in 1995, offset by an increase of approximately $200,000 at California Cable Systems and radio stations KORG-AM and KEZY-FM due to higher floating interest rates. Other decreases in interest expense at Registrant's other properties were immaterial either individually on in the aggregate.

                  PART II - OTHER INFORMATION.


Item 6.  Exhibits and Reports on Form 8-K.

          A). Exhibits:

              Exhibit #     Description

              27.           Financial Data Schedule

              B). Reports on Form 8-K

During the period covered by this report, Registrant filed with the Commission a Current Report on Form 8-K dated December 31, 1995. This Current Report contained details regarding the status of negotiations for the sale of substantially all of the assets of the California Cable Operations ("California Cable") to Century Communications Corp.

In addition, Registrant filed with the Commission a Current Report on Form 8-K dated April 4, 1996. This Current Report contained details regarding the Revised ML California Credit Agreement which deferred the due date of the remaining principal payment, as well as an update on the status of negotiations for the sale of California Cable.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ML MEDIA PARTNERS, L.P.
                           By: Media Management Partners
                               General Partner

                           By: ML Media Management Inc.


Dated:  May 13, 1996       /s/ Kevin K. Albert
                               Kevin K. Albert
                               Director and President


Dated:  May 13, 1996       /s/ Robert F. Aufenanger
                               Robert F. Aufenanger
                               Director and Executive Vice
                               President


Dated:  May 13, 1996       /s/ Diane T. Herte
                               Diane T. Herte
                               Treasurer
                               (principal accounting officer
                                and principal financial
                                officer of the Registrant)




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ML MEDIA PARTNERS, L.P.
                              By: Media Management Partners
                                  General Partner

                              By: RP Media Management


Dated: May 13, 1996            /s/I. Martin Pompadur
                                  I. Martin Pompadur
                                  President, Secretary and
                                  Director
                                  (principal executive officer of
                                   the Registrant)


Dated: May 13, 1996            /s/Elizabeth McNey Yates
                                  Elizabeth McNey Yates
                                  Executive Vice President