Form 10-Q
period 1996-06-28
ML MEDIA PARTNERS LP
filed 1996-08-16
CIK 785959

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended
                          June 28, 1996

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

Registrant's telephone number, including area code:
(212) 236-6575

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


             Item 1.   Financial Statements.

                    TABLE OF CONTENTS


Consolidated Balance Sheets as of June 28, 1996
(Unaudited) and December 29, 1995 (Unaudited)

Consolidated Statements of Operations for the Thirteen and Twenty-Six Week Periods Ended June 28, 1996 (Unaudited) and June 30, 1995 (Unaudited)

Consolidated Statements of Cash Flows for the Twenty-Six
Week Periods Ended June 28, 1996 (Unaudited) and June 30,
1995 (Unaudited)

Notes to the Consolidated Financial Statements for the Twenty-Six Week Period Ended June 28, 1996 (Unaudited)

                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
 AS OF JUNE 28, 1996 (UNAUDITED) AND DECEMBER 29, 1995 (UNAUDITED)

                                         June 28,     December 29,
                                            1996            1995
ASSETS:
Cash and cash equivalents               $203,151,094    $ 41,124,366
Investment held by escrow
agent                                     5,000,000               -
Accounts receivable (net of
allowance for doubtful
accounts of $668,440 and
$856,484, respectively)                   8,416,605      12,215,484
Prepaid expenses and deferred
charges (net of
accumulated amortization of
$5,913,939 and $7,352,383,
respectively)                             1,022,707       2,842,996
Property, plant and
equipment(net of accumulated
depreciation of $46,609,535
and $117,750,459,
respectively)
                                         22,188,314      72,989,071
Intangible assets (net of
accumulated amortization of
$52,611,391 and
$121,657,283, respectively)
                                         35,322,610      79,636,581
Other assets                              1,200,578       1,389,998
TOTAL ASSETS                           $276,301,908    $210,198,496



(Continued on the following page.)

                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
 AS OF JUNE 28, 1996 (UNAUDITED) AND DECEMBER 29, 1995 (UNAUDITED)
                            (continued)

                                        June 28,      December 29,
                                            1996            1995
LIABILITIES AND PARTNERS'
CAPITAL/(DEFICIT):
Liabilities:
Borrowings                              $ 62,148,428   $ 182,821,928
Accounts payable and
accrued liabilities                       29,103,565      27,630,778
Subscriber advance payments                1,588,702       2,109,929
Total Liabilities                         92,840,695     212,562,635

Commitments and Contingencies

Partners' Capital/(Deficit):
General Partner:
Capital contributions, net of
offering expenses                         1,708,299       1,708,299
Cumulative income/(loss)                    265,187     (1,593,066)
Cash distribution                          (75,957)        (75,957)
                                          1,897,529          39,276

Limited Partners:
Capital contributions, net of
offering expenses (187,994
Units of Limited
Partnership Interest)                   169,121,150     169,121,150
Tax allowance cash
distribution                            (6,291,459)     (6,291,459)
Cash distribution                       (7,519,760)     (7,519,760)
Cumulative income/(loss)                 26,253,753   (157,713,346)
                                        181,563,684     (2,403,415)
Total Partners'
Capital/(Deficit)                       183,461,213     (2,364,139)
TOTAL LIABILITIES AND
PARTNERS' CAPITAL/(DEFICIT)
                                       $276,301,908   $ 210,198,496

See Notes to Consolidated Financial Statements (Unaudited).

                        ML MEDIA PARTNERS, L.P.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED JUNE 28, 1996
               (UNAUDITED) AND JUNE 30, 1995 (UNAUDITED)

                     Thirteen Weeks              Twenty-Six Weeks
               June 28, 1996 June 30, 1995  June 28, 1996 June 30, 1995
REVENUES:
Operating
revenues       $ 21,929,891  $ 28,356,548    $ 47,231,912  $ 54,630,490

Interest            694,918        70,139         745,765       139,145
Gain on sale
of California
Cable Systems   186,020,511             -     186,020,511             -
Total revenues  208,645,320    28,426,687     233,998,188    54,769,635

COSTS AND
EXPENSES:
Property
operating         7,807,215    10,339,709      16,606,967    20,330,900
General and
adminis-
trative           4,761,546     5,509,395       9,649,666    11,025,226
Depreciation
and amorti-
zation            5,904,527     7,451,539      13,674,184    14,917,962
Interest
expense           3,255,178     4,906,252       7,510,820     9,680,007
Management
fees                353,341       397,958         731,199       795,916
Total costs
and expenses     22,081,807    28,604,853      48,172,836    56,750,011
NET
INCOME/(LOSS)  $186,563,513  $   (178,166)   $185,825,352 $ (1,980,376)


PER UNIT OF LIMITED PARTNERSHIP INTEREST:
NET
INCOME/(LOSS)  $     982.47  $      (0.94)   $     978.58 $     (10.43)


Number of
Units               187,994       187,994         187,994      187,994

See Notes to Consolidated Financial Statements (Unaudited).

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE TWENTY-SIX WEEK PERIODS ENDED JUNE 28, 1996 (UNAUDITED) AND
                      JUNE 30, 1995 (UNAUDITED)

                                          June 28,       June 30,
                                            1996           1995
Cash flows from operating activities:
Net income/(loss)                        $185,825,352   $ (1,980,376)

Adjustments to reconcile net
 income/(loss) to net cash provided
 by operating activities:
   Depreciation and amortization          13,674,184     14,917,962
   Bad debt expense                          138,200        291,383
   Gain on sale of California Cable
     Systems                             (186,020,511)             -


Changes in operating assets and
 liabilities:
Decrease/(Increase):
   Accounts Receivable                     2,962,546      1,282,810
   Short-term investments held by agent  (5,000,000)      6,000,000
   Prepaid expenses and deferred             500,018      (165,989)
charges
   Other assets                             (26,177)    (2,890,059)
(Decrease)/Increase:
   Accounts payable and accrued
     liabilities                         (1,935,017)    (3,506,091)
   Subscriber advance payments               (58,726)       182,697


Net cash provided by operating
 activities                               10,059,869     14,132,337



(Continued on the following page.)

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE TWENTY-SIX WEEK PERIODS ENDED JUNE 28, 1996 (UNAUDITED)
                    AND JUNE 30, 1995 (UNAUDITED)
                             (continued)

                                          June 28,      June 30,
                                              1996          1995
Cash flows from investing activities:
Proceeds from sale of California
  Cable Systems                           286,000,000            -
Payment of costs incurred related to
  sale of California Cable Systems        (8,196,272)            -
Purchase of property, plant and
  equipment                               (5,153,369)  (4,991,850)
Additions to intangible assets                (10,000)   (373,431)


Net cash provided by/(used in)
  investing activities                    272,640,359  (5,365,281)


Cash flows from financing activities:
Principal payments on borrowings         (120,673,500) (6,290,039)


Net cash used in financing activities    (120,673,500) (6,290,039)


Net increase in cash and cash
  equivalents                             162,026,728    2,477,017

Cash and cash equivalents at
  beginning of year                        41,124,366   26,682,289

Cash and cash equivalents at end of
  period                                 $ 203,151,094 $ 29,159,306


Interest paid                            $   7,781,487 $ 11,771,859



See Notes to Consolidated Financial Statements (Unaudited).

                     ML MEDIA PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE TWENTY-SIX WEEK PERIOD ENDED JUNE 28, 1996 (UNAUDITED)


1. Basis of Presentation

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of the General Partner, necessary for a fair presentation of the financial position of the Partnership as of June 28, 1996 and the results of operations and cash flows of the Partnership for the interim periods presented. The results of operations for the twenty-six week period ended June 28, 1996 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in the financial statements provided herein and prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission ("Commission"). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Partnership's 1995 Annual Report on Form 10-K filed with the Commission on March 28, 1996.

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


4. Contingencies

On May 1, 1996, a purported class action lawsuit was filed against the Partnership on behalf of subscribers of the California Cable Systems serving Anaheim, Villa Park and adjacent areas of unincorporated Orange County, California. This purported class action lawsuit alleges that excessive late fee payments have been charged to such subscribers since April, 1992 and seeks refunds of late fee payments to subscribers, and related interest, damages and legal costs. The Partnership is presently unable to estimate its potential liability, if any, related to this purported class action or whether any additional members may be added to the purported class action.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Liquidity and Capital Resources.

As of June 28, 1996, Registrant had $203,151,094 in cash and cash equivalents, of which $37,191,539 was limited for use at the operating level. From the net proceeds from the sale of California Cable Systems (see below), on August 15, 1996 Registrant made an initial cash distribution to Limited Partners of record on May 31, 1996, of $575 per $1,000 limited partnership unit totaling $108,096,550. In addition, $1,109,884 was remitted to the General Partner representing its 1% share. Registrant will use approximately $9.2 million of these proceeds to pay deferred management fees and expenses owed to the General Partner, and has reserved approximately $40.7 million to fund both actual and contingent liabilities of the Systems.

On May 31, 1996, Registrant completed the previously reported sale of substantially all of the assets used in the operations of Registrant's California Cable Systems ("Systems" or "California Cable") to Century Communications Corp. ("Century") (see below).

As of June 28, 1996, Registrant's investments in media properties consisted of a 50% interest in Century-ML Cable Venture, which owns an FM (WFID-FM) and AM (WUNO-AM) radio station combination and a background music service in San Juan, Puerto Rico, and Century-ML Cable Corporation, which operates two cable television systems in Puerto Rico; an FM (WEBE-FM) and AM (WICC-AM) radio station combination in Bridgeport, Connecticut; an FM (KEZY-FM) and AM (KORG-AM) radio station combination in Anaheim, California, and Wincom Broadcasting Corporation ("Wincom"), a corporation that owns an FM radio station (WQAL-FM) in Cleveland, Ohio.

California Cable

On May 31, 1996, Registrant consummated the sale to Century of substantially all of the assets used in the operations of the Systems serving the Anaheim, Hermosa Beach/Manhattan Beach, Rohnert Park/Yountville and Fairfield communities, pursuant to the Asset Purchase Agreement (the "Asset Purchase Agreement") dated November 28, 1994, as amended, between Registrant and Century.

The base purchase price for the Systems was $286 million, subject to certain adjustments, including a working capital adjustment, as provided in the Asset Purchase Agreement.

At the closing, Registrant and Century entered into a letter agreement (the "Letter Agreement") with respect to certain matters. Pursuant to the Asset Purchase Agreement and the Letter Agreement, Registrant deposited $5 million into an indemnity escrow account, which is being classified on the accompanying Consolidated Balance Sheet as Investment held by escrow agent, and agreed to hold cash reserves of approximately $5.1 million pending the resolution of certain rate regulation and other matters relating to charges by Registrant to its subscribers for cable service.

From the purchase price for the Systems, approximately $119.1 million was paid to Bank of America, as agent, to repay in full all outstanding indebtedness under the Amended and Restated Credit Agreement dated as of May 15, 1990, as amended, between Registrant and the banks party thereto and to pay the brokerage fee of approximately $3 million. Registrant intends to hold approximately $40.7 million, including the $5.1 million discussed above, in reserve to cover both operating liabilities and litigation contingencies relating to the Systems' operations prior to their sale, as well as a potential significant purchase price adjustment. In addition, Registrant will remit deferred management fees and expenses owed to the General Partner of approximately $9.2 million.

In accordance with the Partnership Agreement, any future distributions which may be available from any unused reserves will be made to partners of record as of the date when the amount of such subsequent distributions is determined and approved, rather than to the partners of record on May 31, 1996, the date of the sale.

WINCOM-WEBE-WICC

Registrant was in compliance with all terms of its Wincom-WEBE-
WICC Loan and Restructuring Agreement as of June 28, 1996.

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

The cost-of-service approach allows a cable system to recover through regulated rates its normal operating expenses and a reasonable return on investment. Prior to May 15, 1994, the effective date of FCC "interim" cost-of-service rules, the Commission permitted cable systems to use general cost-of-service principles, such as those historically used to set rates for public utilities. Beginning May 15, 1994, the FCC's interim rules took effect, which, among other things, established an industry-wide rate of return of 11.25% and presumptively excluded from a cable system's rate base acquisition costs above book value (while allowing certain intangible, above-book costs, such as start-up losses incurred during a two-year start-up period) and the costs of obtaining franchise rights. The FCC recently adopted final cost-of-service rules, which modify the interim rules, in relevant part, by: (1) retaining the 11.25% rate of return, but proposing, in a further notice of proposed rulemaking, to use a system's actual debt cost and capital structure to determine its final rate of return; (2) establishing a rebuttable presumption that 34% of the purchase price of cable systems purchased prior to May 15, 1994 (and not just the portion of the price allocable to intangibles) must be excluded from rate base; and (3) replacing the presumption of a two-year period for accumulated start-up losses with a case-by-case determination of the appropriate period. Additionally, the 1996 Act restricts the FCC from disallowing certain operator losses for cost-of-service filings. There are no threshold requirements limiting the cable systems eligible for a cost-of-service showing except that, once rates have been set pursuant to a cost-of-service approach, cable systems may not file a new cost-of-service showing to justify new rates for a period of two years. An appeal of the interim rules brought before the U.S. Court of Appeals for the D.C. Circuit has been held in abeyance pending adoption of the final rules. Given the recent changes to the interim rules, it is uncertain whether the appeal will now go forward.

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

The charges for subscriber equipment and installation also are regulated by the FCC and local franchising authorities. FCC rules require that charges for converter boxes, remote control units, connections for additional television receivers, and cable installations must be based on a cable system's actual costs, plus an 11.25% rate of return. The regulations further dictate that the charges for each variety of subscriber equipment or installation charge be listed individually and "unbundled" from the charges for cable service. Pursuant to the 1996 Act, however, cable operators may aggregate, on a franchise, system, regional, or company level, their equipment costs and subscriber charges into broad categories.

In accordance with the intent of the 1992 Act, the FCC has established special rate and administrative treatment for small cable systems and small cable companies. In addition to the transition rate relief and streamlined rate reduction approaches to setting initial permitted rates (discussed above), the Commission has provided for the following relief mechanisms for small cable systems and companies: (1) a simplified cost-of-service approach for small systems owned by small companies in which a per-channel rate below $1.24 is considered presumptively reasonable; and (2) a system of any size owned by a small cable company that incurs additional monthly per subscriber headend costs of one full cent or more for the addition of a channel may recover a 20 cent mark-up, the license fee (if any) for the channel, as well as the actual cost of the headend equipment necessary to add new channels (not to exceed $5,000 per channel) for adding not more than seven new channels through 1997. By these actions, the FCC stated that it has expanded the category of systems eligible for special rate and administrative treatment to include approximately 66% of all cable systems in the U.S. serving approximately 12% of all cable subscribers. The 1996 Act further deregulates small cable companies: under the Act, an operator that, directly or through an affiliate, serves fewer than 1% of all subscribers in the U.S. (617,000 subscribers) and is not affiliated with an entity whose gross annual revenues exceed $250 million is exempt from rate regulation of the CPST and also of the BST (provided that the BST was the only tier subject to regulation as of 12/31/94) in any franchise area in which that operator serves 50,000 or fewer subscribers.

In late 1995, the FCC demonstrated increasing willingness to settle some or all of the rate cases pending against a multiple system operator ("MSO") by entering into a "social contract" or rate settlement (collectively "social contract/settlement"). While the terms of each social contract/settlement vary according to the underlying facts unique to the relevant cable systems, the common elements include an agreement by an MSO to make a specified subscriber refund (generally in the form of in-kind service or a billing credit) in exchange for the dismissal, with prejudice, of pending complaints and rate proceedings. In addition, the FCC recently has adopted or proposed two measures that may mitigate the negative effect of the Commission's rate regulations on cable systems' revenues and profits, and allow systems to more efficiently market cable service. The FCC implemented an abbreviated cost-of-service mechanism for cable systems of all sizes that permits systems to recover the costs of "significant" upgrades (e.g., expansion of system bandwidth capacity) that provide benefits to subscribers to regulated cable service. This mechanism could make it easier for cable systems to raise rates to cover the costs of an upgrade. The Commission also has preliminary proposed, but not yet adopted, an optional rate-setting methodology under which a cable operator serving multiple franchise areas could establish uniform rates for uniform cable service tiers offered in multiple franchise areas.

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

Registrant's ongoing cash needs will be to fund debt service and working capital needs. During the twenty-six week period ended June 28, 1996 cash interest paid was $7,781,487 and principal repayments of $120,673,500 were made. During the remainder of 1996, Registrant is required by its various debt agreements to make scheduled principal repayments of $300,000 under all of its debt agreements.

Based upon a review of the current financial performance of Registrant's investments, Registrant continues to monitor its working capital level. Registrant does not have sufficient cash to meet all its contractual debt obligations of all of its investments; however, such debt obligations are recourse only to specified assets.

Results of Operations.

Operating Revenues.

For the thirteen week periods ended June 28, 1996 and June 30, 1995:

During the thirteen week periods ended June 28, 1996 and June 30, 1995, Registrant had total operating revenues of approximately $21.9 million and $28.4 million, respectively. The approximate $6.5 million decrease in operating revenues was primarily due to a combined decrease of approximately $7.6 million in operating revenues resulting from the sale of California Cable during the second quarter of 1996 and the sale of the television stations in the second half of 1995. This decrease was partially offset by an increase of approximately $700,000 at C-ML Cable; an increase of approximately $223,000 at the Wincom-WEBE-WICC group, primarily due to stronger market conditions at Wincom; and an increase at KORG/KEZY of approximately $147,000 due to increased advertising rates and operating revenue growth related to the Mighty Ducks franchise. The increase in operating revenues at C-ML Cable reflects an increase in the basic subscriber rates and advertising revenues as well as an increase in the number of basic subscribers from 114,980 at the end of the second quarter of 1995 to 119,212 at the end of the second quarter of 1996, and an increase in premium subscribers from 69,993 at the end of the second quarter of 1995 to 74,385 at the end of the second quarter 1996, due to successful marketing efforts. The remaining increases or decreases in operating revenues at Registrant's other properties were immaterial, either individually or in the aggregate.
Interest Income

Registrant earned interest income of approximately $695,000 and $70,000 during the second quarter of 1996 and 1995, respectively.
The increase is due primarily to interest earned on the proceeds from the sale of California Cable.

Property Operating Expense.

During the second quarter of 1996 and 1995, Registrant incurred property operating expenses of approximately $7.8 million and $10.3 million, respectively. Registrant's total property operating expenses decreased by approximately $2.5 million from year to year as a result of a combined decrease of approximately $2.7 million resulting from the sale of California Cable during the second quarter of 1996 and the sale of the television stations in the second half of 1995, partially offset by an increase of approximately $100,000 at KORG/KEZY due to sales commissions and promotional expenses. The remaining increases or decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

General and Administrative Expense.

During the second quarter of 1996 and 1995, Registrant incurred general and administrative expenses of approximately $4.8 million and $5.5 million, respectively. Registrant's total general and administrative expenses decreased by approximately $700,000 from year to year as a result of a decrease at California Cable of approximately $200,000 due primarily to the sale of the California Cable Systems in the second quarter of 1996 as well as a decrease of approximately $700,000 due to the sale of the television stations in the second half of 1995. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Depreciation and Amortization Expense.

Registrant's depreciation and amortization expense totaled approximately $5.9 million and $7.4 million during the second quarter of 1996 and 1995, respectively. Registrant's total depreciation and amortization expense decreased by approximately $1.5 million from year to year due to a $2.3 million decrease resulting from the sale of California Cable during the second quarter of 1996 and the sale of the television stations in the second half of 1995; offset by an increase of approximately $1.0 million at C-ML Cable due to the write-off of fixed assets. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in the aggregate.

Interest Expense.

Interest expense of approximately $3.3 million and $4.9 million in the second quarter of 1996 and 1995, respectively, represents the cost incurred for borrowed funds utilized to acquire various media properties. The approximate $1.6 million decrease in interest expense is due primarily to a decrease of approximately $1.4 million related to the full repayment of the outstanding borrowings of California Cable and the sale of the television stations in the second half of 1995. The remaining increases or decreases in interest expense at Registrant's other properties were immaterial, either individually or in the aggregate.

For the twenty-six week periods ended June 28, 1996 and June 30, 1995:

Operating Revenues.

During the twenty-six week periods ended June 28, 1996 and June 30, 1995, Registrant had total operating revenues of approximately $47.2 million and $54.6 million, respectively. The approximate $7.4 million decrease in operating revenues was primarily due to a combined decrease of $9.5 million in operating revenues resulting from the sale of California Cable during the second quarter of 1996 and the sale of the television stations in the second half of 1995; partially offset by a $1.6 million increase in operating revenues at C-ML Cable. The Wincom-WEBE-WICC group and KORG/KEZY reported increases in revenues of $300,000 and $200,000, respectively. The increase in operating revenues at C-ML Cable reflects an increase in the basic subscriber and pay rates and advertising revenues as well as an increase in the number of basic subscribers from 114,980 at the end of the second quarter of 1995 to 119,212 at the end of the second quarter of 1996, and an increase in premium subscribers from 69,993 at the end of the second quarter of 1995 to 74,385 at the end of the second quarter of 1996, due to successful marketing efforts. The increase in the operating revenues at the Wincom-WEBE-WICC group were primarily due to stronger market conditions at Wincom. The increase in revenues at KORG/KEZY was the result of increased advertising rates and revenue growth related to the Mighty Ducks franchise.

Interest Income.

Registrant earned interest income of approximately $746,000 and $139,000 during the first twenty-six weeks of 1996 and 1995, respectively. The increase is due primarily to interest earned on the proceeds from the sale of California Cable.

Property Operating Expense.

During the first twenty-six weeks of 1996 and 1995, Registrant incurred property operating expenses of approximately $16.6 million and $20.3 million, respectively. Registrant's total property operating expenses decreased by approximately $3.7 million from year to year due primarily to: a combined decrease of approximately $4.2 million resulting from the sale of California Cable during the second quarter of 1996 and the sale of the television stations in the second half of 1995; partially offset by an increase of approximately $100,000 at C-ML Cable due to franchise taxes; an increase of approximately $100,000 at KORG/KEZY resulting from an increase in sales commission and promotional expenses and a combined increase of approximately $200,000 at the Wincom-WEBE-WICC group due to increases in direct and bad debt expense as well as expenses tied to higher operating revenues. The remaining increases or decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

General and Administrative Expense.

During the first twenty-six weeks of 1996 and 1995, Registrant incurred general and administrative expenses of approximately $9.6 million and $11.0 million, respectively. Registrant's total general and administrative expenses decreased by approximately $1.4 million from year to year as a result of a decrease at California Cable of approximately $300,000 due to the sale of the California Cable Systems in the second quarter of 1996 as well as a decrease of approximately $1.3 million due to the sale of the television stations in the second half of 1995. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Depreciation and Amortization Expense.

Registrant's depreciation and amortization expense totaled approximately $13.7 million and $14.9 million in the first twenty-six weeks of 1996 and 1995, respectively. The approximately $1.2 million decrease in Registrant's total depreciation and amortization expense from year to year was the result of a $2.9 million decrease due to the sale of California Cable during the second quarter of 1996 and the sale of the television stations in the second half of 1995; offset by a $2.0 million increase at C-ML Cable due to the write-off of fixed assets. In addition, KORG/KEZY had a decrease of approximately $300,000 due to fully amortized assets. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in the aggregate.

Interest Expense.

Interest expense of approximately $7.5 million and $9.7 million in the first twenty-six weeks of 1996 and 1995, respectively, represents the cost incurred for borrowed funds utilized to acquire various media properties. The approximately $2.2 million decrease in interest expense is due primarily to a decrease of approximately $2.1 million related to the full repayment of the outstanding borrowings of California Cable in the second quarter of 1996 and the sale of the television stations in the second half of 1995. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in the aggregate.

                  PART II - OTHER INFORMATION.


Item 1. Legal Proceedings.

        On May 1, 1996, a purported class action lawsuit was filed against Registrant on behalf of subscribers of the California Cable Systems serving Anaheim, Villa Park and adjacent areas of unincorporated Orange County, California. This purported class action lawsuit alleges that excessive late fee payments have been charged to such subscribers since April, 1992 and seeks refunds of late fee payments to subscribers, and related interest, damages and legal costs. Registrant is presently unable to estimate its potential liability, if any, related to this purported class action or whether any additional members may be added to the purported class action.

        Registrant is not aware of any other material legal proceedings.


Item 6.  Exhibits and Reports on Form 8-K.

          A). Exhibits:

              Exhibit #     Description

              27.           Financial Data Schedule

          B). Reports on Form 8-K

              Registrant filed with the Commission a Current Report on Form 8-K dated April 4, 1996. This Current Report contained details regarding the Revised ML California Credit Agreement which deferred the due date of the remaining principal payment, as well as an update on the status of negotiations for the sale of California Cable Systems ("California Cable").

              Registrant filed with the Commission a Current Report on Form 8-K dated May 31, 1996. This Current Report contained details regarding the consummation of the sale of substantially all of the assets of California Cable to Century.

              In addition, Registrant filed with the Commission a Current Report on Form 8-K/A dated May 31, 1996. This Current Report contained details regarding the pro forma effect of the sale of substantially all of the assets of California Cable to Century.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ML MEDIA PARTNERS, L.P.
                           By: Media Management Partners
                               General Partner

                           By: ML Media Management Inc.


Dated:  August 16, 1996    /s/ Kevin K. Albert
                               Kevin K. Albert
                               Director and President


Dated:  August 16, 1996    /s/ Robert F. Aufenanger
                               Robert F. Aufenanger
                               Director and Executive Vice
                               President


Dated:  August 16, 1996    /s/ Diane T. Herte
                               Diane T. Herte
                               Treasurer
                               (principal accounting officer
                                and principal financial
                                officer of the Registrant)




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ML MEDIA PARTNERS, L.P.
                              By: Media Management Partners
                                  General Partner

                              By: RP Media Management


Dated: August 16, 1996         /s/I. Martin Pompadur
                                  I. Martin Pompadur
                                  President, Secretary and
                                  Director
                                  (principal executive officer of
                                   the Registrant)

Dated: August 16, 1996         /s/Elizabeth McNey Yates
                                  Elizabeth McNey Yates
                                  Executive Vice President