Form 10-Q
period 1996-09-27
ML MEDIA PARTNERS LP
filed 1996-11-12
CIK 785959

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended
                       September 27, 1996

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


              Item 1.   Financial Statements.

                     TABLE OF CONTENTS


Consolidated Balance Sheets as of September 27, 1996
(Unaudited) and December 29, 1995 (Unaudited)

Consolidated Income Statements for the Thirteen and Thirty-
Nine Week Periods Ended September 27, 1996 (Unaudited) and
September 29, 1995 (Unaudited)

Consolidated Statements of Cash Flows for the Thirty-Nine
Week Periods Ended September 27, 1996 (Unaudited) and
September 29, 1995 (Unaudited)

Notes to Consolidated Financial Statements for the Thirty-
Nine Week Period Ended September 27, 1996 (Unaudited)

                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
     AS OF SEPTEMBER 27, 1996 (UNAUDITED) AND DECEMBER 29, 1995
                            (UNAUDITED)

                                      September 27,   December 29,
                                            1996            1995
ASSETS:
Cash and cash equivalents               $ 90,520,616     $ 40,124,366
Investments held by escrow
agents                                    6,000,000        1,000,000
Accounts receivable (net of
allowance for doubtful
accounts of $721,810 and
$856,484, respectively)                   7,188,578       12,215,484
Prepaid expenses and deferred
charges (net of
accumulated amortization of
$3,386,339 and $7,352,383,
respectively)                             1,059,747        2,842,996
Property, plant and
equipment(net of accumulated
depreciation of $48,959,493
and $117,750,459,
respectively)
                                         21,112,310       72,989,071
Intangible assets (net of
accumulated amortization of
$53,478,756 and
$121,657,283, respectively)
                                         34,455,245       79,636,581
Other assets                               1,216,349        1,389,998
TOTAL ASSETS                            $161,552,845     $210,198,496



(Continued on the following page.)

                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
     AS OF SEPTEMBER 27, 1996 (UNAUDITED) AND DECEMBER 29, 1995
                            (UNAUDITED)
                            (continued)

                                     September 27,    December 29,
                                            1996            1995
LIABILITIES AND PARTNERS'
CAPITAL/(DEFICIT):
Liabilities:
Borrowings                             $  61,998,428   $ 182,821,928
Accounts payable and
accrued liabilities                      20,988,692      27,630,778
Subscriber advance payments                1,605,321       2,109,929
Total Liabilities                         84,592,441     212,562,635

Commitments and Contingencies
(Note 4)

Partners' Capital/(Deficit):
General Partner:
Capital contributions, net of
offering expenses                         1,708,299       1,708,299
Cumulative income/(loss)                     292,064     (1,593,066)
Cash distribution                       (1,167,841)        (75,957)
                                            832,522          39,276

Limited Partners:
Capital contributions, net of
offering expenses (187,994
Units of Limited
Partnership Interest)                   169,121,150     169,121,150
Tax allowance cash
distribution                            (6,291,459)     (6,291,459)
Cash distribution                     (115,616,310)     (7,519,760)
Cumulative income/(loss)                  28,914,501   (157,713,346)
                                          76,127,882     (2,403,415)
Total Partners'
Capital/(Deficit)                        76,960,404     (2,364,139)
TOTAL LIABILITIES AND
PARTNERS' CAPITAL/(DEFICIT)
                                      $ 161,552,845   $ 210,198,496

See Notes to Consolidated Financial Statements (Unaudited).

                        ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED INCOME STATEMENTS
FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 27, 1996
            (UNAUDITED) AND SEPTEMBER 29, 1995 (UNAUDITED)

                     Thirteen Weeks              Thirty-Nine Weeks
               September 27, September 29,  September 27, September 29,
                   1996          1995           1996          1995
REVENUES:
Operating
revenues       $ 12,632,540   $ 28,078,350   $ 59,864,452  $ 82,708,840

Interest           1,316,077         68,815      2,061,842       207,960
Gain on sale
of California
Cable Systems             -              -    186,020,511             -
Gain on sale
of WREX                   -      8,456,121              -     8,456,121
Total revenues    13,948,617     36,603,286    247,946,805    91,372,921

COSTS AND
EXPENSES:
Property
operating         4,158,461      9,747,703     20,765,428    30,078,603
General and
adminis-
trative           2,130,461      6,303,598     11,780,127    17,328,824
Depreciation
and amorti-
zation            3,276,773      6,622,716     16,950,957    21,540,678
Interest
expense           1,392,380      4,349,855      8,903,200    14,029,862
Management
fees                302,917        392,472      1,034,116     1,188,388
Total costs
and expenses     11,260,992     27,416,344     59,433,828    84,166,355
NET INCOME      $  2,687,625   $  9,186,942   $188,512,977  $  7,206,566


PER UNIT OF LIMITED PARTNERSHIP INTEREST:

NET INCOME      $      14.15   $      48.38   $     992.73  $      37.95


Number of
Units               187,994        187,994        187,994       187,994

See Notes to Consolidated Financial Statements (Unaudited).

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 27, 1996 (UNAUDITED)
                 AND SEPTEMBER 29, 1995 (UNAUDITED)

                                          September    September 29,
                                             27,             1995
                                              1996
Cash flows from operating activities:
Net income                               $188,512,97    $  7,206,566
                                                   7
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
  Depreciation and amortization           16,950,957      21,540,678
  Bad debt expense                           335,111         248,717
  Gain on sale of California Cable
    Systems                              (186,020,51               -
                                                  1)
  Gain on sale of WREX                             -     (8,456,121)

Changes in operating assets and
  liabilities:
Decrease/(Increase):
  Accounts receivable                      3,992,842       1,392,209
  Short-term investments held by agent   (5,000,000)       6,000,000
  Prepaid expenses and deferred charges      416,839       (551,775)
  Other assets                              (41,947)     (1,676,664)
(Decrease)/Increase:
  Accounts payable and accrued
    liabilities                          (10,044,443     (3,152,428)
                                                   )
  Subscriber advance payments                (42,106         171,417
                                                   )

Net cash provided by
 operating activities                      9,059,719      22,722,599



(Continued on the following page.)

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 27, 1996 (UNAUDITED)
                 AND SEPTEMBER 29, 1995 (UNAUDITED)
                             (continued)

                                          September     September
                                             27,           29,
                                              1996          1995
Cash flows from investing activities:
Proceeds from sale of California
  Cable Systems                           286,000,000            -
Payment of costs incurred related to
  sale of California Cable Systems       (8,196,272)              -
Proceeds from sale of WREX                          -   18,295,725
Purchase of property, plant and
  equipment                              (6,445,263)    (7,422,545)
Additions to intangible assets              (10,000)      (218,150)

Net cash provided by investing
  activities                              271,348,465   10,655,030


Cash flows from financing activities:
Principal payments on borrowings, net    (120,823,500  (24,647,119
                                                    )            )
Cash distribution                        (109,188,434            -
                                                    )

Net cash used in financing activities    (230,011,934  (24,647,119
                                                    )            )

Net increase in cash and cash
  equivalents                              50,396,250    8,730,510
Cash and cash equivalents at
  beginning of year                        40,124,366   26,682,289

Cash and cash equivalents at end of
  period                                 $  90,520,61 $ 35,412,799
                                                    6

Interest paid                            $   8,098,69 $ 14,976,261
                                                    0


See Notes to Consolidated Financial Statements (Unaudited).

                     ML MEDIA PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 27, 1996
                           (UNAUDITED)


1. Basis of Presentation

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of the General Partner, necessary for a fair presentation of the financial position of the Partnership as of September 27, 1996 and the results of operations and cash flows of the Partnership for the interim periods presented. The results of operations for the thirty-nine week period ended September 27, 1996 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in the financial statements provided herein and prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission ("Commission"). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Partnership's 1995 Annual Report on Form 10-K filed with the Commission on March 28, 1996.

Certain reclassifications were made to the 1995 financial statements to conform with the current period's presentation.

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


4. Contingencies

On May 1, 1996, a purported class action lawsuit was filed against the Partnership on behalf of subscribers of the California Cable Systems serving Anaheim, Villa Park and adjacent areas of unincorporated Orange County, California. This purported class action lawsuit alleges that excessive late fee payments have been charged to such subscribers since April, 1992 and seeks refunds of late fee payments to subscribers and related interest, damages and legal costs. The action is presently in the discovery phase and no determination of class action confirmation has yet been attempted by the plaintiffs. The Partnership is presently unable to estimate its potential liability, if any, related to this purported class action or whether any additional members may be sought to be added to the purported class action lawsuit.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Liquidity and Capital Resources.

As of September 27, 1996, Registrant had $91,520,616 in cash and cash equivalents, of which $40.9 million was limited for use at the operating level. The amount payable for deferred management fees and expenses owed to the General Partner amounted to $1.8 million as of September 27, 1996. In addition, Registrant has reserved approximately $40.7 million to fund both actual and contingent liabilities resulting from the sale of the California Cable Systems (see below).

Registrant's ongoing cash needs will be to fund debt service and working capital needs. During the thirty-nine week period ended September 27, 1996 cash interest paid was $8.1 million and principal repayments of $120.8 million were made. During the remainder of 1996, Registrant is required by its various debt agreements to make scheduled principal repayments of $300,000 under all of its debt agreements.

Based upon a review of the current financial performance of Registrant's investments, Registrant continues to monitor its working capital level. Registrant does not have sufficient cash to meet all its contractual debt obligations of all of its investments; however, such debt obligations are recourse only to specified assets.

Although no assurance can be made concerning the precise timing of the ultimate disposition of Registrant's remaining media properties, Registrant currently anticipates selling its remaining investments in media properties within the next twelve to twenty-four months.

On May 31, 1996, Registrant completed the previously reported sale of substantially all of the assets used in the operations of Registrant's California Cable Systems ("Systems" or "California Cable") to Century Communications Corp. ("Century") (see below).

As of September 27, 1996, Registrant's investments in media properties consisted of a 50% interest in Century-ML Cable Venture, which owns an FM (WFID-FM) and AM (WUNO-AM) radio station combination and a background music service in San Juan, Puerto Rico, and Century-ML Cable Corporation, which operates two cable television systems in Puerto Rico; an FM (WEBE-FM) and AM (WICC-AM) radio station combination in Bridgeport, Connecticut; an FM (KEZY-FM) and AM (KORG-AM) radio station combination in Anaheim, California, and Wincom Broadcasting Corporation ("Wincom"), a corporation that owns an FM radio station (WQAL-FM) in Cleveland, Ohio.

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

From the purchase price for the Systems, approximately $119.1 million was paid to Bank of America, as agent, to repay in full all outstanding indebtedness under the Amended and Restated Credit Agreement dated as of May 15, 1990, as amended, between Registrant and the banks party thereto and to pay the brokerage fee of approximately $3 million. Registrant intends to hold approximately $40.7 million, including the $5.1 million discussed above, in reserve to cover both operating liabilities and litigation contingencies relating to the Systems' operations prior to their sale, as well as a potential significant purchase price adjustment. In addition, from the proceeds from the sale of the Systems Registrant has remitted deferred management fees and expenses owed to the General Partner of approximately $7.6 million and will remit an additional $1.6 million, for a total of $9.2 million.

From the net proceeds from the sale of the Systems, on August 15, 1996 Registrant made an initial cash distribution to Limited Partners of record on May 31, 1996, of $575 per $1,000 limited partnership unit totaling $108,096,550. In addition, $1,091,884 was remitted to the General Partner representing its 1% share.

In accordance with the Partnership Agreement, any amounts which may be available for distribution from any unused reserves will be distributed to partners of record as of the date such unused reserves are released, rather than to the partners of record on May 31, 1996, the date of the sale.

Wincom-WEBE-WICC

Registrant was in compliance with all terms of its Wincom-WEBE-
WICC Loan and Restructuring Agreement as of September 27, 1996.

On May 31, 1996, Win Communications, Inc. filed with the FCC an application for renewal of the license of WQAL-FM, Cleveland, Ohio. On September 3, 1996, the National Rainbow Coalition filed a petition to deny the renewal application. Win Communications, Inc. filed an opposition to the petition on October 3, 1996 and the matter remains pending. Pursuant to Section 307(c)(3) of the Communications Act, the station's license shall continue in effect pending final action on the renewal application by the FCC.

WREX

On July 31, 1995, Registrant completed the sale to Quincy Newspapers, Inc. ("Quincy") of substantially all of the assets used in the operations of Registrant's television station WREX-TV, Rockford, Illinois ("WREX"), other than cash and accounts receivable. The purchase price for the assets was approximately $18.4 million subject to certain adjustments. A reserve of approximately $2.3 million was established to cover certain purchase price adjustments and expenses and liabilities relating to the sale. Quincy did not assume the accounts payable and certain other liabilities of WREX and Registrant remained liable for such liabilities. On the sale of WREX, Registrant recognized a gain for financial reporting purposes of approximately $8.5 million in the third quarter of 1995.

Impact of Cable Legislation and Regulation

On October 5, 1992, Congress overrode the President's veto of the Cable Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") which imposed significant new regulations on the cable television industry. The 1992 Cable Act required the development of detailed regulations and other guidelines by the Federal Communications Commission ("FCC"), most of which have now been adopted but some of which remain subject to petitions for reconsideration before the FCC and/or court of appeals. The United States Court of Appeals for the District of Columbia Circuit recently upheld the constitutionality of a number of provisions of the 1992 Cable Act, including (i) rate regulation;
(ii) the revocation of cable operator immunity from liability for carriage of obscene programming on public, educational, governmental and leased access channels; (iii) premium channel preview notice and blocking requirements; (iv) program access; and (v) municipal immunity.

Rate Regulation

Under the 1992 Cable Act, cable systems' rates for service and related subscriber equipment are subject to regulation by the FCC and local franchising authorities. However, only the rates of cable systems that are not subject to "effective competition" may be regulated. A cable system is subject to effective competition if one of the following conditions is met: (1) fewer than 30% of the households in the franchise area subscribe to the system; (2) at least 50% of the households in the franchise area are served by two multichannel video programming distributors ("MVPD") and at least 15% of the households in the franchise area subscribe to any MVPD other than the dominant cable system; or
(3) a franchising authority for that franchise area itself serves as an MVPD offering service to at least 50% of the households in the franchise area. The Telecommunications Act of 1996 (the "1996 Act") adds a fourth condition: the mere offering by a local exchange carrier ("LEC"), or an entity using the LEC's facilities, of video programming services (including 12 or more channels of programming, at least some of which are television broadcasting signals) directly to subscribers by any means (other than direct-to-home satellite services) in the franchise area of an unaffiliated cable operator. The FCC has solicited comment on whether this condition also should include a percentage pass or penetration rate. Under these regulations, Registrant's system, like most cable systems in most areas, are not currently subject to effective competition. Consequently, the rates charged by Registrant's systems are subject to rate regulation under certain circumstances.

Under the 1992 Cable Act, a local franchising authority may certify with the FCC to regulate the Basic Service Tier ("BST") and associated subscriber equipment of a cable system within its jurisdiction. By law, the BST must include all broadcast signals (with the exception of national "superstations"), including those required to be carried under the mandatory carriage provisions of the 1992 Cable Act, as well as public, educational, and governmental ("PEG") access channels required by the franchise. The FCC has jurisdiction over the Cable Programming Service Tier ("CPST"), which generally includes programming other than that carried on the BST or offered on a per-channel or per-program basis. The 1996 Act, however, confines rate regulation to the BST after three years: On March 31, 1999, the CPST will be exempt from regulation. The 1996 Act also modifies the rules governing complaints for rate increases on the CPST by replacing the current procedure. The current procedure, mandated by the 1992 Cable Act, allows subscribers to file complaints directly with the FCC. Under the new procedure, only a local franchising authority may file an FCC complaint, and then only if the franchising authority receives more than one subscriber complaint within 90 days of the effective date of a rate increase. The FCC must issue a final order within 90 days after receiving a franchising authority's complaint.

Effective September 1, 1993, regulated cable systems were required to use the FCC-prescribed "benchmark" approach to set initial rates for BSTs and CPSTs. Cable systems whose rates exceeded the applicable benchmark were required to reduce their rates either to the benchmark or by 10%, whichever reduction was less. The FCC subsequently modified its rules, however, to establish a second round of benchmark rate rollbacks, which became effective May 15, 1994. Under this more stringent regime, each cable system whose BST or CPST is subject to regulation is required to select from among the following methodologies to set a permitted rate: (1) a full reduction rate; (2) a transition rate; (3) a rate based on a streamlined rate reduction; or (4) a cost-of-service showing. The full reduction rate is a system's September 30, 1992 rate, measured on an average regulated revenue per subscriber basis, reduced by 17%. Under the transition rate approach, low-price cable systems (as determined under the FCC's revised benchmark formula) and systems owned by small operators (operators with a total subscriber base of 15,000 or less and not affiliated with or controlled by another operator) are not initially required to reduce rates to the full reduction rate level, but instead are permitted to cap their rates at March 31, 1994 levels, subject to possible further reduction based on cost studies. The streamlined rate reduction approach allows a cable system to reduce each billed item of regulated cable service as of March 31, 1994 by 14%, rather than completing various FCC rate regulation forms and establishing cost-based equipment and installation charges. This approach is available only to cable systems of 15,000 or fewer subscribers that are owned by a cable company serving a total of 400,000 or fewer subscribers over all of its systems. While the U.S. Court of Appeals for the D.C. Circuit has upheld these regulations, the regulations may be subject to further judicial review, and may be altered by ongoing FCC rulemakings and case-by-case adjudications.

The cost-of-service approach allows a cable system to recover through regulated rates its normal operating expenses and a reasonable return on investment. Prior to May 15, 1994, the effective date of FCC "interim" cost-of-service rules, the FCC's permitted cable systems to use general cost-of-service principles, such as those historically used to set rates for public utilities. Beginning May 15, 1994, the FCC's interim rules took effect, which, among other things, established an industry-wide rate of return of 11.25% and presumptively excluded from a cable system's rate base acquisition costs above book value (while allowing certain intangible, above-book costs, such as start-up losses incurred during a two-year start-up period) and the costs of obtaining franchise rights. The FCC's final cost-of-service rules modified the interim rules, in relevant part, by: (1) retaining the 11.25% rate of return, but proposing, in a further notice of proposed rulemaking, to use a system's actual debt cost and capital structure to determine its final rate of return; (2) establishing a rebuttable presumption that 34% of the purchase price of cable systems purchased prior to May 15, 1994 (and not just the portion of the price allocable to intangibles) must be excluded from rate base; and (3) replacing the presumption of a two-year period for accumulated start-up losses with a case-by-case determination of the appropriate period. Additionally, the 1996 Act restricts the FCC from disallowing certain operator losses for cost-of-service filings. There are no threshold requirements limiting the cable systems eligible for a cost-of-service showing except that, once rates have been set pursuant to a cost-of-service approach, cable systems may not file a new cost-of-service showing to justify new rates for a period of two years. An appeal of the interim rules brought before the U.S. Court of Appeals for the D.C. Circuit has been held in abeyance pending adoption of the final rules. Given the recent changes to the interim rules, it is uncertain whether the appeal will now go forward.

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

The FCC's regulatory treatment of "a la carte" packages of channels has been a source of particular regulatory uncertainty for many cable systems and -- like the rate rollbacks -- has negatively affected the Registrant's revenues and profits. Under the 1992 Cable Act, per-channel and per-program offerings ("a la carte" channels) are exempt from rate regulation. In implementing rules pursuant to the 1992 Cable Act, the FCC likewise exempted from rate regulation packages of a la carte channels if certain conditions were met. Upon reconsideration, however, the FCC tightened its regulatory treatment of these a la carte packages by supplementing its initial conditions with a number of additional criteria designed to ensure that cable systems creating collective a la carte offerings do not improperly evade rate regulation. The FCC later reversed its approach to a la carte packages by ruling that all non-premium packages of channels -- even if also available on an a la carte basis -- would be treated as a regulated tier. To ease the negative effect of these policy shifts on cable systems (and to further mitigate the rate regulations' disincentive for adding new program services) the FCC at the same time adopted rules allowing systems to create currently unregulated "new products tiers", provided that the fundamental nature of preexisting regulated tiers is preserved.

The charges for subscriber equipment and installation also are regulated by the FCC and local franchising authorities. FCC rules required that charges for converter boxes, remote control units, connections for additional television receivers, and cable installations must be based on a cable system's actual costs, plus an 11.25% rate of return. The regulations further dictate that the charges for each variety of subscriber equipment or installation charge be listed individually and "unbundled" from the charges for cable service. Pursuant to the 1996 Act, however, cable operators may aggregate, on a franchise, system, regional, or company level, their equipment costs and subscriber charges into broad categories.

In accordance with the intent of the 1992 Act, the FCC has established special rate and administrative treatment for small cable systems and small cable companies. In addition to the transition rate relief and streamlined rate reduction approaches to setting initial permitted rates (discussed above), the FCC's has provided for the following relief mechanisms for small cable systems and companies: (1) a simplified cost-of-service approach for small systems owned by small companies in which a per-channel rate below $1.24 is considered presumptively reasonable; and (2) a system of any size owned by a small cable company that incurs additional monthly per subscriber headend costs of one full cent or more for the addition of a channel may recover a 20 cent mark-up, the license fee (if any) for the channel, as well as the actual cost of the headend equipment necessary to add new channels (not to exceed $5,000 per channel) for adding not more than seven new channels through 1997. By these actions, the FCC stated that it has expanded the category of systems eligible for special rate and administrative treatment to include approximately 66% of all cable systems in the U.S. serving approximately 12% of all cable subscribers. The 1996 Act further deregulates small cable companies: under the Act, an operator that, directly or through an affiliate, serves fewer than 1% of all subscribers in the U.S. (617,000 subscribers) and is not affiliated with an entity whose gross annual revenues exceed $250 million is exempt from rate regulation of the CPST and also of the BST (provided that the BST was the only tier subject to regulation as of 12/31/94) in any franchise in which that operator serves 50,000 or fewer subscribers.

Beginning in late 1995, the FCC demonstrated increasing willingness to settle some or all of the rate cases pending against a multiple system operator ("MSO") by entering into a "social contract" or rate settlement (collectively "social contract/settlement"). While the terms of each social contract/settlement vary according to the underlying facts unique to the relevant cable systems, the common elements include an agreement by an MSO to make a specified subscriber refund (generally in the form of in-kind service or a billing credit) in exchange for the dismissal, with prejudice, of pending complaints and rate proceedings. In addition, the FCC recently has adopted or proposed two measures that may mitigate the negative effect of the FCC's rate regulations on cable systems' revenues and profits, and allow systems to more efficiently market cable service. The FCC implemented an abbreviated cost-of-service mechanism for cable systems of all sizes that permits systems to recover the costs of "significant" upgrades (e.g., expansion of system bandwidth capacity) that provide benefits to subscribers to regulated cable service. This mechanism could make it easier for cable systems to raise rates to cover the costs of an upgrade. The FCC also has preliminary proposed, but not yet adopted, an optional rate-setting methodology under which a cable operator serving multiple franchise areas could establish uniform rates for uniform cable service tiers offered in multiple franchise areas. The FCC also recently requested comment on a proposal to allow cable operators greater flexibility in pricing the BST and CPST. Under the proposal, a cable operator would be allowed to decrease the rate for its BST and take a corresponding (revenue neutral) increase in the rate for its CPST.

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

Results of Operations.

For the thirteen week periods ended September 27, 1996 and September 29, 1995:

Registrant's net income for the thirteen week period ended September 27, 1996 was $2.7 million, as compared to net income of $9.2 million for the 1995 period. The decrease in net income for the 1996 period is primarily due to the gain on sale of WREX of $8.5 million during the 1995 period and other factors described below.

Operating Revenues.

During the thirteen week periods ended September 27, 1996 and September 29, 1995, Registrant had total operating revenues of approximately $12.6 million and $28.1 million, respectively. The approximate $15.5 million decrease in operating revenues was primarily due to a combined decrease of approximately $16.3 million in operating revenues resulting from the sale of California Cable during the second quarter of 1996 and the sale of the television stations in the second half of 1995. This decrease was partially offset by an increase of approximately $450,000 at C-ML Cable. The increase in operating revenues at C-ML Cable reflects an increase in basic subscriber rates and advertising revenues as well as an increase in the number of basic subscribers from 114,762 at the end of the third quarter of 1995 to 117,994 at the end of the third quarter of 1996, and an increase in premium subscribers from 71,038 at the end of the third quarter of 1995 to 75,361 at the end of the third quarter 1996, due to successful marketing efforts. The remaining increases or decreases in operating revenues at Registrant's other properties were immaterial, either individually or in the aggregate.

Interest Income.

Registrant earned interest income of approximately $1.3 million and $69,000 during the third quarters of 1996 and 1995, respectively. The increase is due primarily to interest earned on the proceeds from the sale of California Cable.


Property Operating Expense.

During the third quarters of 1996 and 1995, Registrant incurred property operating expenses of approximately $4.2 million and $9.7 million, respectively. Registrant's total property operating expenses decreased by approximately $5.5 million from year to year primarily due to a combined decrease of approximately $5.9 million resulting from the sale of California Cable during the second quarter of 1996 and the sale of the television stations in the second half of 1995. The remaining increases or decreases in property operating expense at Registrant's other properties were immaterial, either individually or in the aggregate.

General and Administrative Expense.

During the third quarters of 1996 and 1995, Registrant incurred general and administrative expenses of approximately $2.1 million and $6.3 million, respectively. Registrant's total general and administrative expenses decreased by approximately $4.2 million from year to year primarily due to a combined decrease of approximately $4.3 million resulting from the sale of the California Cable during the second quarter of 1996 and the sale of the television stations in the second half of 1995. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Depreciation and Amortization Expense.

Registrant's depreciation and amortization expense totaled approximately $3.3 million and $6.6 million during the third quarters of 1996 and 1995, respectively. Registrant's total depreciation and amortization expense decreased by approximately $3.3 million from year to year due to a combined $4.6 million decrease resulting from the sale of California Cable during the second quarter of 1996 and the sale of the television stations in the second half of 1995; partially offset by increases of approximately $0.9 million at C-ML Cable due to the write off of fixed assets. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in the aggregate.







Interest Expense.

Interest expense of approximately $1.4 million and $4.3 million in the third quarters of 1996 and 1995, respectively, represents the cost incurred for borrowed funds utilized to acquire various media properties. The approximate $3.0 million decrease in interest expense is due primarily to a decrease of approximately $2.9 million related to the full repayment of the outstanding borrowings of California Cable and Radio during the second quarter of 1996 and the full repayment of the outstanding borrowings of the television stations in the second half of 1995. The remaining increases or decreases in interest expense at Registrant's other properties were immaterial, either individually or in the aggregate.

For the thirty-nine week periods ended September 27, 1996 and September 29, 1995:

Registrant's net income for the thirty-nine week periods ended September 27, 1996 was $188.5 million, as compared to net income of $7.2 million for the 1995 period. The increase in net income for the 1996 period is primarily due to the gain on the sale of California Cable of $186.0 million during the 1996 period, the gain on sale of WREX of $8.5 million during the 1995 period and other factors described below.

Operating Revenues.

During the thirty-nine week periods ended September 27, 1996 and September 29, 1995, Registrant had total operating revenues of approximately $59.9 million and $82.7 million, respectively. The approximate $22.8 million decrease in operating revenues was primarily due to a combined decrease of $25.8 million in operating revenues resulting from the sale of California Cable during the second quarter of 1996 and the sale of the television stations in the second half of 1995; partially offset by a $2.1 million increase in operating revenues at C-ML Cable. The increase in operating revenues at C-ML Cable reflects an increase in basic subscriber rates and advertising revenues as well as an increase in the number of basic subscribers from 114,762 at the end of the third quarter of 1995 to 117,994 at the end of the third quarter of 1996, and an increase in premium subscribers from 71,038 at the end of the third quarter of 1995 to 75,361 at the end of the third quarter 1996, due to successful marketing efforts. The remaining increases or decreases in operating revenues at Registrant's other properties were immaterial either individually or in the aggregate.



Interest Income

Registrant earned interest income of approximately $2.1 million and $208,000 during the first thirty-nine weeks of 1996 and 1995, respectively. The increase is due primarily to interest earned on the proceeds from the sale of California Cable.

Property Operating Expense.

During the first thirty-nine weeks of 1996 and 1995, Registrant incurred property operating expenses of approximately $20.8 million and $30.1 million, respectively. Registrant's total property operating expenses decreased by approximately $9.3 million from year to year due primarily to a combined decrease of approximately $10.0 million resulting from the sale of California Cable during the second quarter of 1996 and the sale of the television stations in the second half of 1995. The remaining increases or decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

General and Administrative Expense.

During the first thirty-nine weeks of 1996 and 1995, Registrant incurred general and administrative expenses of approximately $11.8 million and $17.3 million, respectively. Registrant's total general and administrative expenses decreased by approximately $5.5 million from year to year due primarily to a combined decrease of approximately $5.9 million resulting from the sale of California Cable during the second quarter of 1996 and the sale of the television stations in the second half of 1995. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Depreciation and Amortization Expense.

Registrant's depreciation and amortization expense totaled approximately $16.9 million and $21.5 million in the first thirty-nine weeks of 1996 and 1995, respectively. The approximately
$4.6 million decrease in Registrant's total depreciation and amortization expense from year to year was primarily due to a combined decrease of $7.4 million resulting from the sale of California Cable during the second quarter of 1996 and the sale of the television stations in the second half of 1995; offset by a $2.9 million increase at C-ML Cable due to the write-off of fixed assets. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in the aggregate.

Interest Expense.

Interest expense of approximately $8.9 million and $14.0 million in the first thirty-nine weeks of 1996 and 1995, respectively, represents the cost incurred for borrowed funds utilized to acquire various media properties. The approximately $5.1 million decrease in interest expense is due primarily to a decrease of approximately $4.9 million related to the full repayment of the outstanding borrowings of California Cable and Radio during the second quarter of 1996 and the full repayment of the outstanding borrowings of the television stations in the second half of 1995. The remaining increases or decreases in interest expense at Registrant's other properties were immaterial, either individually or in the aggregate.

                  PART II - OTHER INFORMATION.


Item 1. Legal Proceedings.

        On May 1, 1996, a purported class action lawsuit was filed against Registrant on behalf of subscribers of the California Cable Systems serving Anaheim, Villa Park and adjacent areas of unincorporated Orange County, California. This purported class action lawsuit alleges that excessive late fee payments have been charged to such subscribers since April, 1992 and seeks refunds of late fee payments to subscribers and related interest, damages and legal costs. The action is presently in the discovery phase and no determination of class action confirmation has yet been attempted by the plaintiffs. Registrant is presently unable to estimate its potential liability, if any, related to this purported class action or whether any additional members may be sought to be added to the purported class action lawsuit.

        On May 31, 1996, Win Communications, Inc. filed with the FCC an application for renewal of the license of WQAL-FM, Cleveland, Ohio. On September 3, 1996, the National Rainbow Coalition filed a petition to deny the renewal application. Win Communications, Inc. filed an opposition to the petition on October 3, 1996 and the matter remains pending. Pursuant to Section 307(c)(3) of the Communications Act, the station's license shall continue in effect pending final action on the renewal application by the FCC.

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

                           ML MEDIA PARTNERS, L.P.
                           By: Media Management Partners
                               General Partner

                           By: ML Media Management Inc.


Dated:  November 12, 1996  /s/ Kevin K. Albert
                               Kevin K. Albert
                               Director and President


Dated:  November 12, 1996  /s/ Robert F. Aufenanger
                               Robert F. Aufenanger
                               Director and Executive Vice
                               President


Dated:  November 12, 1996  /s/ Diane T. Herte
                               Diane T. Herte
                               Treasurer
                               (principal accounting officer
                                and principal financial
                                officer of the Registrant)




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ML MEDIA PARTNERS, L.P.
                              By: Media Management Partners
                                  General Partner

                              By: RP Media Management


Dated: November 12, 1996       /s/I. Martin Pompadur
                                  I. Martin Pompadur
                                  President, Secretary and
                                  Director
                                  (principal executive officer of
                                   the Registrant)

Dated: November 12, 1996       /s/Elizabeth McNey Yates
                                  Elizabeth McNey Yates
                                  Executive Vice President