Form 10-K
period 1996-12-27
ML MEDIA PARTNERS LP
filed 1997-04-11
CIK 785959

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended
                        December 27, 1996

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

Item 1.   Business.

Formation

ML Media Partners, L.P. (the "Registrant" or the "Partnership"), a Delaware limited partnership, was organized February 1, 1985. Media Management Partners, a New York general partnership (the "General Partner"), is Registrant's sole general partner. The General Partner is a joint venture, organized as a general partnership under New York law, between RP Media Management ("RPMM") and ML Media Management Inc. ("MLMM"). MLMM is a Delaware corporation and an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. and an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"). RPMM is organized as a general partnership under New York law, consisting of The Elton H. Rule Company and IMP Media Management Inc. As a result of the death of Elton H. Rule, the owner of The Elton H. Rule Company, the general partner interest of the Elton H. Rule Company may either be redeemed or acquired by a company controlled by I. Martin Pompadur. The General Partner was formed for the purpose of acting as general partner of Registrant.

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

Media Properties

As of December 27, 1996, Registrant's investments in media properties consist of:

    a 50% interest in a joint venture which owns two cable television systems in Puerto Rico and an AM and FM radio station combination and a background music service in Puerto Rico;

    an AM and FM radio station combination in Bridgeport, Connecticut;

    a corporation which owns an FM radio station in Cleveland, Ohio; and

    an AM and FM radio station combination in Anaheim, California.

Registrant has completed the sale of the following media properties, all further detailed below:

    two radio stations, one located in Tulsa, Oklahoma and the other in Jacksonville, Florida, were sold on July 31, 1990;

    the Universal Cable systems were sold on July 8, 1992;

    an AM and FM radio station combination in Indianapolis, Indiana was sold on October 1, 1993;

    two VHF television stations, one located in Lafayette, Louisiana and the other in Rockford, Illinois, were sold on September 30, 1995 and July 31, 1995, respectively; and

    four cable television systems located in the California communities of Anaheim, Hermosa Beach/Manhattan Beach, Rohnert
  Park/Yountville, and Fairfield were sold on May 31, 1996.

Puerto Rico Investments

Cable Television Investments

Pursuant to the management agreement and joint venture agreement dated December 16, 1986 (the "Joint Venture Agreement"), as amended and restated, between Registrant and Century Communications Corp. ("Century"), a Texas corporation, the parties formed a joint venture under New York law, Century-ML Cable Venture (the "Venture"), in which each has a 50% ownership interest. Century is a wholly-owned subsidiary of Century Communications Corp., a publicly held New Jersey corporation unaffiliated with the General Partner or any of its affiliates. On December 16, 1986 the Venture, through its wholly-owned subsidiary corporation, Century-ML Cable Corporation ("C-ML Cable Corp."), purchased all of the stock of Cable Television Company of Greater San Juan, Inc. ("San Juan Cable"), and liquidated San Juan Cable into C-ML Cable Corp. C-ML Cable Corp., as successor to San Juan Cable, is the operator of the largest cable television system in Puerto Rico.

On September 24, 1987, the Venture acquired all of the assets of Community Cable-Vision of Puerto Rico, Inc., Community Cablevision of Puerto Rico Associates, and Community Cablevision Incorporated (collectively, the "Community Companies"), which consisted of a cable television system serving the communities of Catano, Toa Baja and Toa Alta, Puerto Rico, which are contiguous to San Juan Cable.

C-ML Cable Corp. and the Community Companies are herein referred to as C-ML Cable ("C-ML Cable"). C-ML Cable currently serves
117,338 basic subscribers, passes 276,858 homes and consists of approximately 1,800 linear miles of cable plant.

During 1996, Registrant's share of the net revenues of C-ML Cable totalled $26,342,927 (36.7% of operating revenues of Registrant).

During 1995, Registrant's share of the net revenues of C-ML Cable totalled $24,126,675 (22.1% of operating revenues of Registrant).

During 1994, Registrant's share of the net revenues of C-ML Cable totalled $21,525,793 (20.3% of operating revenues of Registrant).

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

Under the terms of the Revised Joint Venture Agreement, Century is responsible for the day-to-day operations of C-ML Cable and Registrant is responsible for the day-to-day operations of the C-ML Radio properties. For providing services of this kind, Century is entitled to receive annual compensation of 5% of C-ML Cable's net gross revenues (defined as gross revenues from all sources less monies paid to suppliers of pay TV product, e.g., HBO, Cinemax, Disney and Showtime) and Registrant is entitled to receive annual compensation of 5% of the C-ML Radio properties' gross revenues (after agency commissions, rebates or discounts and excluding revenues from barter transactions). All significant policy decisions relating to the Revised Venture, the operation of C-ML Cable and the operation of the C-ML Radio properties, however, will only be made upon the concurrence of both Registrant and Century. Registrant may require a sale of the assets and business of C-ML Cable or the C-ML Radio properties at any time. If Registrant proposes such a sale, Registrant must first offer Century the right to purchase Registrant's 50% interest in such property at 50% of the total fair market value of such property at such time as determined by independent appraisal. If Century elects not to purchase Registrant's 50% interest, Registrant may elect to purchase Century's interest in such property on similar terms.

During 1996, Registrant's share of the net revenues of the C-ML
Radio properties totalled $2,951,028 (4.1% of operating revenues of Registrant).

During 1995, Registrant's share of the net revenues of the C-ML
Radio properties totalled $2,772,238 (2.5% of operating revenues of Registrant).

During 1994, Registrant's share of the net revenues of the C-ML
Radio properties totalled $2,761,508 (2.6% of operating revenues of Registrant).

California Cable Systems

In December, 1986, ML California Cable Corporation ("ML California"), a wholly-owned subsidiary of Registrant, entered into an agreement with SCIPSCO, Inc. ("SCIPSCO"), a wholly-owned subsidiary of Storer Communications, Inc. for the acquisition by ML California of four cable television systems servicing the California communities of Anaheim, Hermosa Beach/Manhattan Beach, Rohnert Park/Yountville, and Fairfield and surrounding areas.
The acquisition was completed on December 23, 1986 with the purchase by ML California of all of the stock of four subsidiaries of SCIPSCO which at closing owned all the assets of the California cable television systems. The term "California Cable Systems" or "California Cable" as used herein means either the cable systems or the owning entities, as the context requires.

On December 30, 1986, ML California was liquidated into Registrant and transferred all of its assets, except its Federal Communications Commission ("FCC" or "Commission") licenses, subject to its liabilities, to Registrant. The licenses were transferred to ML California Associates, a partnership formed between Registrant and the General Partner for the purpose of holding the licenses in which Registrant is Managing General Partner and 99.99% equity holder.

On November 28, 1994, Registrant entered into an agreement (the "Asset Purchase Agreement") with Century to sell to Century substantially all of the assets used in Registrant's California Cable Systems. On May 31, 1996, Registrant consummated such sale pursuant to the terms of the Asset Purchase Agreement. The base purchase price for the California Cable Systems was $286 million, subject to certain adjustments including an operating cash flow, as well as, a working capital adjustment, as provided in the Asset Purchase Agreement.

At the closing, Registrant and Century entered into a letter agreement (the "Letter Agreement") with respect to certain matters. Pursuant to the Asset Purchase Agreement and the Letter Agreement, Registrant deposited $5 million into an indemnity escrow account, and agreed to hold cash reserves of approximately $5.1 million pending the resolution of certain rate regulation and other matters relating to charges by Registrant to its subscribers for cable service.

From the purchase price for the California Cable Systems, approximately $119.1 million, inclusive of accrued interest, was paid to Bank of America, as agent, to repay in full all outstanding indebtedness under the Amended and Restated Credit Agreement dated as of May 15, 1990, as amended, between Registrant and the banks party thereto and to pay the brokerage fee of approximately $3 million. Registrant set aside approximately $40.7 million, including the $5.1 million discussed above, in a cash reserve to cover both operating liabilities and litigation contingencies relating to the California Cable Systems' operations prior to their sale, as well as a potential significant purchase price adjustment. In addition, from the initial sale proceeds of the California Cable Systems, Registrant will remit accrued management fees and expenses owed to the General Partner of approximately $9.2 million, of which $7.6 million was paid through December 27, 1996.

On August 15, 1996, Registrant made a cash distribution to limited partners of record on May 31, 1996, of approximately $108.1 million ($575 per Unit) and approximately $1.1 million to its General Partner, representing its 1% share, from net distributable sales proceeds from the sale of the California Cable Systems.

In accordance with the Amended and Restated Agreement of Limited Partnership, any amounts which may be available for distribution from any unused cash reserves, after accounting for other Registrant expenses including expenses incurred after May 31, 1996, will be distributed to partners of record as of the date such unused reserves are released, rather than to the partners of record on May 31, 1996, the date of the sale. As of December 27, 1996, Registrant has approximately $37.0 million remaining in cash reserves to cover both operating liabilities and litigation contingencies relating to the California Cable Systems prior to their sale.

During 1996, until its sale on May 31, 1996, California Cable generated operating revenues of $24,085,663 (33.5% of operating revenues of Registrant).

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

On July 31, 1995, Registrant completed the sale to Quincy Newspapers, Inc. ("Quincy") of substantially all of the assets used in the operations of Registrant's television station WREX, other than cash and accounts receivable. The purchase price for the assets was approximately $18.4 million, subject to certain adjustments. A reserve of approximately $2.3 million was established to cover certain purchase price adjustments and expenses and liabilities relating to WREX, and the balance of approximately $16.1 million was applied to repay a portion of the bank indebtedness secured by the assets of WREX and KATC (as defined below). Quincy did not assume certain liabilities of WREX and Registrant will remain liable for such liabilities. On the sale of WREX, Registrant recognized a gain for financial reporting purposes of approximately $8.8 million in 1995.

During 1995, until its sale on July 31, 1995, WREX generated operating revenues of $3,053,336 (2.8% of operating revenues of Registrant).

During 1994, WREX generated operating revenues of $5,506,056
(5.2% of operating revenues of Registrant).

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

On September 30, 1995, Registrant completed the sale to KATC Communications, Inc. (the "KATC Buyer") of substantially all of the assets used in the operations of Registrant's television station KATC, other than cash and accounts receivable. The KATC Buyer did not assume certain liabilities of KATC and Registrant will remain liable for such liabilities. The purchase price for the assets was $24.5 million. From the proceeds of the sale, approximately $6.3 million was applied to repay in full the remaining bank indebtedness secured by the assets of KATC and WREX; a reserve of approximately $2.0 million was established to cover certain purchase price adjustments and expenses and liabilities relating to KATC; $1.0 million was deposited into an indemnity escrow account to secure Registrant's indemnification obligations to the KATC Buyer; approximately $7.6 million was applied to pay a portion of accrued fees and expenses owed to the General Partner; and the remaining amount of approximately $7.6 million ($40 per Unit) was distributed to partners in December, 1995. Registrant recognized a gain for financial reporting purposes of approximately $14.0 million on the sale of KATC in 1995.

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

During 1996, WEBE-FM generated operating revenues of $6,519,197
(9.1% of operating revenues of Registrant).

During 1995, WEBE-FM generated operating revenues of $5,949,654
(5.5% of operating revenues of Registrant).

During 1994, WEBE-FM generated operating revenues of $5,286,984
(5.0% of operating revenues of Registrant).

Wincom

On August 26, 1988, Registrant acquired 100% of the stock of Wincom Broadcasting Corporation ("Wincom"), an Ohio corporation headquartered in Cleveland for $46.0 million. At acquisition, Wincom and its subsidiaries owned and operated five radio stations - WQAL-FM, Cleveland, Ohio; WCKN-AM/WRZX-FM, Indianapolis, Indiana (the "Indianapolis Stations", including the Indiana University Sports Radio Network, which was discontinued after the first half of 1992); KBEZ-FM, Tulsa, Oklahoma; and WEJZ-FM, Jacksonville, Florida. On July 31, 1990, Registrant sold the business and assets of KBEZ-FM and WEJZ-FM to Renda Broadcasting Corp. for net proceeds of approximately $10.3 million. On
October 1, 1993, Registrant sold the Indianapolis stations which generated net proceeds in the approximate amount of $6.1 million. All proceeds of the sales were paid to the lender.

During 1996 Wincom generated operating revenues of $5,428,648
(7.6% of operating revenues of Registrant).

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

During 1996, WICC-AM generated operating revenues of $2,494,402
(3.5% of operating revenues of Registrant).

During 1995, WICC-AM generated operating revenues of $2,397,808
(2.2% of operating revenues of Registrant).

During 1994, WICC-AM generated operating revenues of $2,115,461
(2.0% of operating revenues of Registrant).

Anaheim Radio Stations

On November 16, 1989, Registrant acquired KORG-AM ("KORG")and KEZY-FM ("KEZY") (jointly the "Anaheim Radio Stations" or "KORG/KEZY") located in Anaheim, California, from Anaheim Broadcasting Corporation. The total acquisition cost was approximately $15.1 million.

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

During 1996, the Anaheim Radio Stations generated operating revenues of $3,750,442 (5.2% of operating revenues of Registrant).

During 1995, the Anaheim Radio Stations generated operating revenues of $3,455,853 (3.1% of operating revenues of Registrant).

During 1994, the Anaheim Radio Stations generated operating revenues of $3,263,109 (3.1% of operating revenues of Registrant).

Employees.

As of December 27, 1996, Registrant and its consolidated subsidiaries employed approximately 390 persons. The business of Registrant is managed by the General Partner. RPMM, MLMM and ML Leasing Management Inc., all affiliates of the General Partner, employ individuals who perform the management and administrative services for Registrant.

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

In recent years, the level of competition in the MVPD market has increased significantly. Notably, general entities provide high-powered direct broadcast satellite ("DBS") service in the continental United States, and others have announced plans to commence DBS operation in the near future. In addition, the FCC has adopted polices providing for authorization of new technologies and a more favorable operating environment for certain existing technologies which provide, or have the potential to provide, substantial additional competition to cable television systems. For example, the FCC has revised its rules on multi-channel multi-point distribution service ("MMDS" or "wireless cable") to foster MMDS services competitive with cable television systems, has authorized certain telephone companies to deliver directly to their subscribers video programming over enhanced telephone facilities, and recently authorized a new service, the local multipoint distribution service ("LMDS"), which will employ technology analogous to that used by cellular telephone systems to distribute multiple channels of video programming and other data directly to subscribers. Moreover, the Telecommunications Act of 1996 (the "1996 Act") substantially reforms the Communications Act of 1934 by, among other things, permitting telephone companies to enter the MVPD market through a number of means, including in-region cable systems. Regulatory initiatives that will result in additional competition for cable television systems are described in the following sections.

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

The 1996 Act's cable provisions expand and in some cases significantly modify the rules established by the 1992 Cable Act. Most significantly, the 1996 Act takes steps to reduce, or in some cases eliminate, rate regulation of cable systems, while also allowing substantially greater telephone company participation in the MVPD market, as well as promoting cable operator provision of telecommunications services.

Violations of the Communications Act of 1934, as amended, (the
"Communications Act") or any FCC regulations implementing the statutory laws can subject a cable operator to substantial monetary penalties and other sanctions.



Federal Regulations

Federal regulation of cable television systems under the Communications Act is conducted primarily through the FCC, although, as discussed below, the Copyright Office also regulates certain aspects of cable television system operation. Among other things, FCC regulations currently contain detailed provisions concerning non-duplication of network programming, sports program blackouts, program origination, ownership of cable television systems and equal employment opportunities. There are also comprehensive registration and reporting requirements and various technical standards. Moreover, pursuant to the 1992 Cable Act, the FCC has, among other things, established regulations concerning mandatory signal carriage and retransmission consent, consumer service standards, the rates for service, equipment, and installation that may be charged to subscribers, and the rates and conditions for commercial channel leasing. The FCC also issues permits, licenses or registrations for microwave facilities, mobile radios and receive-only satellite earth stations, all of which are commonly used in the operation of cable systems.

The FCC is authorized to impose monetary fines upon cable television systems for violations of existing regulations and may also suspend licenses and other authorizations and issue cease and desist orders. It is likewise authorized to promulgate various new or modified rules and regulations affecting cable television, many of which are discussed in the following paragraphs.

The 1996 Act and the 1992 Cable Act

The 1992 Cable Act clarified and modified certain provisions of the Cable Communications and Policy Act of 1984 ("1984 Cable Act"). It also codified certain FCC regulations and added a number of new requirements. Subsequent to the passage of the 1992 Cable Act, the FCC undertook a substantial number of complicated rulemaking proceedings resulting in a host of new regulatory requirements or guidelines. Several of the provisions of the 1992 Cable Act and certain FCC regulations implemented pursuant thereto are still being tested in court. At the same time, a number of provisions have been modified by the 1996 Act. Registrant cannot predict the result of any pending or future court challenges or the shape any still-pending or proposed FCC regulations may ultimately take, nor can Registrant predict the effect of either on its operations.

As discussed in greater detail elsewhere in this filing, some of the principal provisions of the 1992 Cable Act include: (1) a mandatory carriage requirement coupled with alternative provisions for retransmission consent as to over-the-air television signals; (2) rate regulations that completely replace the rate provisions of the 1984 Cable Act; (3) consumer protection provisions; (4) a three-year ownership holding requirement; (5) some clarification of franchise renewal procedures; and (6) FCC authority to examine and set limitations on the horizontal and vertical integration of the cable industry. Of these provisions, the 1996 Act sunset certain of the rate regulations in three years and eliminated the three-year ownership requirement.

Other provisions of the 1992 Cable Act include: (1) a prohibition on "buy-throughs," an arrangement whereby subscribers are required to subscribe to a program tier other than basic in order to receive certain per-channel or per-program services; (2) requiring the FCC to develop minimum signal standards, rules for the disposition of home wiring upon termination of cable service, and regulations regarding compatibility of cable service with consumer television receivers and video cassette recorders; (3) a requirement that the FCC promulgate rules limiting children's access to indecent programming on access channels; (4) notification requirements regarding sexually explicit programs; and (5) more stringent equal employment opportunity rules for cable operators. Of these provisions, the 1996 Act addresses cable equipment compatibility, as further discussed below.

The 1992 Cable Act also contains a provision barring both cable operators and certain vertically integrated program suppliers from engaging in practices which unfairly impede the availability of programming to other multichannel video programming distributors. In sum, the 1992 Cable Act established an entirely new set of regulatory requirements and standards. It is an unusually complicated and sometimes confusing legislative enactment that spawned a multitude of FCC enforcement decisions as well as certain still-to-be concluded FCC proceedings. It also remains subject to certain pending judicial challenges. Adding to the complexity is the 1996 Act, which in some areas mandates additional regulation to that required by the 1992 Cable Act and in other areas modifies or eliminates extant cable laws.

Pursuant to the 1992 Cable Act, the FCC promulgated rules and regulations governing the following areas: indecency on leased access channels, obscenity on public, educational and governmental ("PEG") channels, mandatory carriage and retransmission consent of over-the-air broadcast signals, home wiring, equal employment opportunity, tier "buy-throughs," customer service standards, cable television ownership standards, program access, carriage of home shopping stations, and rate regulation. Most of these new regulations went into effect by 1994. However, in November 1993, a three-judge panel of the United States Court of Appeals for the D.C. Circuit found the indecency rules to be unconstitutional and remanded them to the Commission. Subsequently, the United States Court of Appeals for the D.C. Circuit vacated the panel decision pending rehearing and a decision by the full court. On rehearing, the en banc court sustained the Commission's regulations. The Supreme Court ultimately affirmed the provision allowing cable operators to decide whether to carry indecent programming on leased access channels but struck down provisions that would have (i) allowed cable operators to decide whether to carry such programming on PEG channels; and (ii) required cable operators to segregate and block indecent programming allowed on lease access channels. The latter two provisions were struck down on First Amendment grounds for being insufficiently tailored to achieve the legitimate governmental objective of protecting children from exposure to "patently offensive" programming. On March 31, 1997, the Supreme Court, in a 5-4 decision, upheld the must carry provisions of the 1992 Cable Act, finding them to be content-neutral regulations that advance important governmental interests unrelated to the suppression of free speech. The must carry rules promulgated the Commission to implement the must carry provisions which were in effect, pending the outcome of the appellate process. The must carry provisions will remain in effect. On a separate matter, in September 1993 the United States District Court for the District of Columbia found that the horizontal ownership limits called for by the 1992 Cable Act are unconstitutional. Accordingly, the Commission has stayed the effect of horizontal ownership rules until final judicial resolution of the issue. In August 1996, the United States Court of Appeals for the District of Columbia Circuit affirmed the lower court's finding. A further appeal is expected and Registrant is unable to predict the ultimate outcome of these proceedings or the impact upon its operations of various FCC regulations still being formulated and/or interpreted. As previously noted, under the broad statutory scheme, cable operators are subject to a two-level system of regulation with some matters under federal jurisdiction, others subject strictly to local regulation, and still others subject to both federal and local regulation. Following are descriptions of some of the more significant regulatory areas of concern to cable operators.

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

The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for PEG access programming and to impose a franchise fee of up to 5% of gross annual system revenues. The 1984 Cable Act further requires cable television systems with 36 or more channels to designate a portion of their channel capacity for commercially leased access by third parties, which generally is available to commercial and non-commercial parties to provide programming (including programming supported by advertising). As required by the 1992 Cable Act, the FCC adopted rules setting maximum reasonable rates and other terms for the use of such leased channels. In January 1997, the FCC released an order that established a new formula for setting leased access rates. It is anticipated that the new formula will lower the rates programmers must pay to lease capacity on cable systems. The FCC has jurisdiction to resolve disputes over the provision of leased access.

The 1996 Act modifies the definition of a "cable system" by expanding the so-called "private cable" exemption so that a system serving subscribers without using any public rights-of-way is not a cable system, and need not obtain a local franchise.

In 1992, the FCC permitted local exchange carriers to engage in so-called "video dialtone" operations in their local telephone exchange areas pursuant to which neither they nor the programming entities they serve are required to obtain a local cable franchise. However, the 1996 Act repealed the FCC's video dialtone rules and, among other things, enacted a related "open video system" regulation regime.

Rate Regulation

Under the 1992 Cable Act, cable systems' rates for service and related subscriber equipment are subject to regulation by the FCC and local franchising authorities. However, only the rates of cable systems that are not subject to "effective competition" may be regulated. A cable system is subject to effective competition if one of the following conditions is met: (1) fewer than 30% of the households in the franchise area subscribe to the system; (2) at least 50% of the households in the franchise area are served by two MVPDs and at least 15% of the households in the franchise area subscribe to any MVPD other than the dominant cable system; or (3) a franchising authority for that franchise area itself serves as an MVPD offering service to at least 50% of the households in the franchise area. The 1996 Act added a fourth condition: the mere offering (regardless of penetration) by a local exchange carrier, or an entity using the local exchange carrier's ("LEC") facilities, of video programming services (including 12 or more channels of programming, at least some of which are television broadcasting signals) directly to subscribers by any means (other than direct-to-home satellite services) in the franchise area of an unaffiliated cable operator. Under these regulations, Registrant's systems, like most cable systems in most areas, are not currently subject to effective competition. Consequently, the rates charged by Registrant's systems are subject to rate regulation under certain circumstances.

Under the 1992 Cable Act, a local franchising authority may certify with the FCC to regulate the Basic Service Tier ("BST") and associated subscriber equipment of a cable system within its jurisdiction. By law, the BST must include all broadcast signals (with the exception of national "superstations"), including those required to be carried under the mandatory carriage provisions of the 1992 Cable Act, as well as PEG access channels required by the franchise. The FCC has jurisdiction over the cable programming service tier ("CPST"), which generally includes programming other than that carried on the BST or offered on a per-channel or per-program basis. The 1996 Act, however, confines rate regulation to the BST after three years: on March 31, 1999, the CPST will be exempted from regulation. The 1996 Act also modifies the rules governing the filing of complaints for rate increases on the CPST. Under the former procedures, mandated by the 1992 Cable Act, subscribers were allowed to file complaints directly with the FCC. Under the new procedure, only a local franchising authority may file an FCC complaint, and then only if the franchising authority receives "subscriber complaints" within 90 days of the effective date of a rate increase. The FCC must issue a final order within 90 days after receiving a franchising authority's complaint.

The FCC's rate regulations generally required regulated cable systems to use an FCC-prescribed "benchmark" approach to set initial rates for BSTs and CPSTs. Cable systems ultimately were required to reduce their rates by approximately 17% from the rates in effect on September 30, 1992. Certain modifications of the rules were made for low-price cable systems and systems owned by small operators (operators with a total subscriber base of 15,000 or less and not affiliated with or controlled by another operator). The United States Court of Appeals has upheld these regulations, but these and other rate regulations may be subject to further judicial review, and may be altered by ongoing FCC rulemaking and case-by-case review.

Alternatively, cable operators may seek to have their rates regulated under a "cost-of-service" approach, which, much like the method historically used to regulate the rates of local exchange carriers, allows cable system operators to recover through regulated rates their normal operating expenses, and a reasonable return on investment. The final cost-of-service rules ultimately adopted by the FCC: (1) establish an industry-wide 11.25% rate of return, (but the Commission has proposed to use a cable system's actual debt cost and capital structure to determine its final rate of return); (2) establish a rebuttable presumption that 34% of the purchase price of cable systems purchased prior to May 15, 1994 (and not just the portion of the price allocable to intangibles) must be excluded from the rate base; and (3) replaced the presumption of a two-year period for accumulated start-up losses with a case-by-case determination of the appropriate period. The 1996 Act restricts the FCC from disallowing certain operator losses for cost-of-service filings. There are no threshold requirements limiting the cable systems eligible for a cost-of-service showing except that, once rates have been set pursuant to a cost-of-service approach, cable systems may not file a new cost-of-service showing to justify new rates for a period of two years.

Having set an initial permitted rate for regulated service using one of the above methodologies, a cable system may adjust its rate going forward either quarterly or annually under the FCC's "price cap" mechanism, which accounts for inflation, changes in "external costs," and changes in the number of regulated channels. External costs include state and local taxes applicable to the provision of cable television service, franchise fees, the costs of complying with certain franchise requirements, annual FCC regulatory fees and retransmission consent fees and copyright fees incurred for the carriage of broadcast signals. In addition, a cable system may treat as external (and thus pass through to its subscribers) the costs, plus a 20 cent per channel mark-up, for channels newly added to a CPST. Through 1996, each cable system was subject to an aggregate cap of $1.50 on the amount it may increase CPST rates due to channel additions. The FCC has also adopted "tier flexibility" rules that allow cable operators to reduce BST rates and take a corresponding revenue neutral, increase in CPST rates.

The FCC's regulatory treatment of "a la carte" packages of channels has been a source of particular regulatory uncertainty for many cable systems. Under the 1992 Cable Act, per-channel and per-program offerings ("a la carte" channels) are exempt from rate regulation. In implementing rules pursuant to the 1992 Cable Act, the FCC likewise exempted from rate regulation packages of a la carte channels if certain conditions were met. Upon reconsideration, however, the FCC tightened its regulatory treatment of these a la carte packages by supplementing its initial conditions with a number of additional criteria designed to ensure that cable systems creating collective a la carte offerings do not improperly evade rate regulation. The FCC later reversed its approach to a la carte packages by ruling that all non-premium packages of channels -- even if also available on an a la carte basis -- would be treated as a regulated tier. To ease the negative effect of these policy shifts on cable systems (and to further mitigate the rate regulations' disincentive for adding new program services) the FCC at the same time adopted rules allowing systems to create currently unregulated "new products tiers", provided that the fundamental nature of preexisting regulated tiers is preserved.

The charges for subscriber equipment and installation also are regulated by the FCC and local franchising authorities. FCC rules require that charges for converter boxes, remote control units, connections for additional television receivers, and cable installations must be based on a cable system's actual costs, plus an 11.25% rate of return. The regulations further dictate that the charges for each variety of subscriber equipment or installation charge be listed individually and "unbundled" from the charges for cable service. Pursuant to the 1996 Act, the FCC revised its rules to permit cable operators to aggregate, on a franchise, system, regional, or company level, their equipment costs into broad categories (except for equipment used only to receive a rate regulated basic service tier).

In accordance with the intent of the 1992 Cable Act, the FCC has established special rate and administrative treatment for small cable systems and small cable companies. In addition to transition rate relief and streamlined rate reduction approaches to setting initial permitted rates, the Commission has provided for the following relief mechanisms for small cable systems and companies: (1) a simplified cost-of-service approach for small systems owned by small companies in which a per-channel rate below $1.24 is considered presumptively reasonable; and (2) a system of any size owned by a small cable company that incurs additional monthly per subscriber headend costs of one full cent or more for the addition of a channel may recover a 20 cent mark-up, the license fee (if any) for the channel, as well as the actual cost of the headend equipment necessary to add new channels (not to exceed $5,000 per channel) for adding not more than seven new channels through 1997. By these actions, the FCC stated that it has expanded the category of systems eligible for special rate and administrative treatment to include approximately 66% of all cable systems in the United States serving approximately 12% of all cable subscribers. The 1996 Act further deregulates small cable companies: under the 1996 Act, an operator that, directly or through an affiliate, serves fewer than 1% of all subscribers in the United States (approximately 600,000 subscribers) and is not affiliated with an entity whose gross annual revenues exceed $250 million is exempt from rate regulation of the CPST and also of the BST (provided that the basic tier was the only tier subject to regulation as of December 31, 1994) in any franchise area in which that operator serves 50,000 or fewer subscribers.

Beginning in late 1995, the FCC demonstrated an increased willingness to settle some or all of the rate cases pending against a multiple system operator ("MSO") by entering into a "social contract" or rate settlement (collectively "social contract/settlement"). While the terms of each social contract/settlement vary according to the underlying facts unique to the relevant cable systems, the common elements include an agreement by an MSO to make a specified subscriber refund (generally in the form of in-kind service or a billing credit) in exchange for the dismissal, with prejudice, of pending complaints and rate proceedings. In addition, the FCC has adopted or proposed measures that may mitigate the negative effect of the Commission's rate regulations on cable systems' revenues and profits, and allow systems to more efficiently market cable service. The FCC implemented an abbreviated cost-of-service mechanism for cable systems of all sizes that permits systems to recover the costs of "significant" upgrades (e.g., expansion of system bandwidth capacity) that provide benefits to subscribers to regulated cable service. This mechanism could make it easier for cable systems to raise rates to cover the costs of an upgrade. The Commission also has proposed an optional rate-setting methodology under which a cable operator serving multiple franchise areas could establish uniform rates for uniform cable service tiers offered in multiple franchise areas.

The 1996 Act also provides operator flexibility for subscriber notification of rate and service changes. The 1996 Act permits cable operators to use "reasonable" written means to notify subscribers of rate and service changes; notice need not be inserted in subscriber bills. Prior notice of a rate change is not required for any rate change that is the result of regulatory fee, franchise fee, or any other fee, tax, assessment, or change of any kind imposed by a regulator or on the transaction between a cable operator and a subscriber. The FCC has adopted rules implementing a number of provisions of the 1996 Act and is considering the adoption of others.

Renewal and Transfer

The 1984 Cable Act established procedures for the renewal of cable television franchises. The procedures were designed to provide incumbent franchisees with a fair hearing on past performances, an opportunity to present a renewal proposal and to have it fairly and carefully considered, and a right of appeal if the franchising authority either fails to follow the procedures or denies renewal unfairly. These procedures were intended to provide an incumbent franchisee with substantially greater protection than previously available against the denial of its franchise renewal application. A federal district court in Kentucky, however, upheld a city's denial of franchise renewal because the incumbent cable operator's renewal proposal failed to meet community needs and interests, which the court gave city officials broad discretion in determining. On February 24, 1997, the United States Court of Appeals for the Sixth Circuit upheld the denial of the franchise. It is possible that the cable operator will take a further appeal of the decision.

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

The 1996 Act repealed the anti-trafficking rules of the 1992 Cable Act. Those rules generally prohibited a cable operator from selling a cable system within three years of acquiring or constructing it. Pursuant to the 1992 Cable Act, however, where local consent to a transfer is required, the franchise authority must act within 120 days of submission of a transfer request or the transfer is deemed approved. The 120-day period commences upon the submission to local franchising authorities of information now required on a new standardized FCC transfer form. The franchise authority may request additional information beyond that required under FCC rules. Further, the 1992 Cable Act gives local franchising officials the authority to prohibit the sale of a cable system if the proposed buyer operates another cable system in the jurisdiction or if such sale would reduce competition in cable service.

Cable/Telephone Competition and Cross-Ownership Restrictions

Prior to the passage of the 1996 Act, an LEC was generally prohibited from owning a cable television system or offering video programming directly to subscribers in the LEC's local telephone service area. This cross-ownership ban had been the subject of a number of successful judicial challenges brought by LECs claiming that the ban violated their constitutional right of free speech. The 1996 Act completely revised the law governing cable and telephone company competition and cross-ownership: the 1996 Act eliminates the cable/telco cross-ownership ban, 214 certification requirement, and all of the FCC's video dialtone ("VDT") rules, but retains (in modified form) the prohibitions on cable/telco buy-outs.

In place of these repealed regulations, the 1996 Act gives telephone companies four options for entering into the MVPD market, all four of which are subject to the buy-out provisions:
(1) wireless entry (which is not subject to cable regulation);
(2) common carrier entry (which is subject to Title II common carrier regulation, but not subject to cable regulation); (3) cable system entry (which is subject to cable regulation); and
(4) "open video system" entry, which is a new mode of entry established by the 1996 Act that allows a common carrier to program 33% of its video distribution system, while making the rest of its capacity available to unaffiliated program providers. The hybrid common carrier/cable rules governing open video systems entirely replace the VDT rules. The 1996 Act also provides that elimination of the VDT rules does not require a VDT system that has already been approved by the FCC prior to the enactment of the 1996 Act to terminate operation. The open video system rules generally subject open video system operators to reduced regulation. For example, such operators are not required to obtain a local franchise, nor are they subject to rate regulation. The 1996 Act also limits fees that open video system operators may have to pay to local franchises and clarifies that such operators are not subject to Title II common carrier requirements. Open video system operators are required, however, to comply with certain cable regulations, including the must-carry/retransmission consent requirements and the rules governing carriage of PEG channels. Cable companies are, in certain circumstances, also permitted to operate open video systems.

The FCC's new open video system rules: (1) restrict the amount of capacity that a carrier or its affiliates may use to provide programming directly to subscribers; (2) prohibit an open video systems ("OVS") operator from discriminating among video programming providers with regard to carriage; (3) permit an OVS operator to carry on only one channel any video programming service that is offered by more than one programming provider; and (4) prohibit an OVS operator from unreasonably discriminating in favor of itself and its affiliates with regard to material or information provided for the purpose of selecting programming or presenting information to subscribers.

Although telephone companies may now provide video programming to their telephone subscribers, the 1996 Act maintains the general prohibition on cable/telco buy-outs. A LEC or any affiliate may not acquire more than a 10% financial interest, or any management interest, in a cable operator serving the LEC's telephone service area. Similarly, a cable operator may not acquire a 10% financial interest, or any management interest, in a LEC providing telephone exchange service within the cable operator's franchise area. Joint ventures between LECs and cable operators to provide video or telecommunications in the same market are also prohibited. The 1996 Act provides for a number of limited exceptions to the buy-out and joint venture prohibitions. These exceptions generally relate to systems in rural areas and small cable systems and LECs. The 1996 Act also authorizes the FCC to waive the buy-out and joint venture prohibitions only: (1) if the cable operator or LEC would otherwise be subject to undue economic distress or if benefits to the community clearly outweigh the anticompetitive effects of the proposed transaction; and (2) if the local franchising authority approves of the waiver.

The 1996 Act also clears the way for cable provision of telephony. For example, the 1996 Act preempts cable franchising authority regulation of telecommunications services. Moreover, under the 1996 Act, Title VI (which governs cable operators) does not apply to cable operators' provision of telecommunications services. The 1996 Act also clarifies that franchise fees do not include gross revenue derived from the provision of telecommunications services. State regulations that may prohibit the ability to provide telecommunications services are preempted. The 1996 Act also revises the rules governing pole attachments in order to foster competitive telecommunications services and remedy inequity in the current charges for pole attachments. The FCC currently is seeking comment on proposed revisions to its pole attachment rules.

Concentration of Ownership: The 1992 Cable Act directed the FCC to establish reasonable limits on the number of cable subscribers a single company may reach through cable systems it owns (horizontal concentration) and the number of system channels that a cable operator could use to carry programming services in which it holds an ownership interest (vertical concentration). The horizontal ownership restrictions of the 1992 Cable Act were struck down by a federal district court as an unconstitutional restriction on speech. Pending final judicial resolution of this issue, the FCC stayed the effective date of its horizontal ownership limitations, which would place a 30% nationwide limit on subscribers by any one entity. In August 1996, the United States Court of Appeals for the District of Columbia Circuit affirmed the lower court's ruling. The FCC's vertical ownership restriction consists of a "channel occupancy" standard which places a 40% limit on the number of channels (up to 75 channels) that may be occupied by services from programmers in which the cable operator has an attributable ownership interest. Further, the 1992 Cable Act and FCC rules restrict the ability of programmers to enter into exclusive contracts with cable operators.

Video Marketplace: As required by the 1992 Cable Act, the Commission has issued a series of annual reports assessing the status of competition in the market for the delivery of video programming. Although the Commission has found that cable television continues to dominate the MVPD market in most localities, it also noted that competing distribution technologies have continued to make substantial strides, in particular DBS (see below). The Commission identified several types of dominant firm strategic behavior, policy-relevant barriers to entry, and technological bottlenecks that could adversely affect the development of competition in the multichannel video distribution market. Although the Commission has determined that several specific reforms might improve market performance, it concluded that most of the competitive issues identified would require ongoing monitoring.

Cable Ownership and Cross-Ownership: The 1996 Act repeals or curtails several cable-related ownership and cross-ownership restrictions. In addition to the repeal of the anti-trafficking rules (discussed above), the 1996 Act eliminates the broadcast network/cable cross-ownership ban. Although the FCC is allowed to adopt regulations necessary to ensure carriage, channel positioning, and nondiscriminatory treatment of nonaffiliated broadcast stations, it has opted not to impose any such rules at this time. The 1996 Act also eliminates the statutory prohibition on broadcast/cable cross-ownership, but leaves in place the FCC's rules which continue to restrict the common ownership of cable and television properties in the same market area. When a cable operator faces effective competition, the 1996 Act also eliminates the cable/MMDS and cable/satellite master antenna television facilities ("SMATV") cross-ownership prohibitions.

Alternative Video Programming Services

Direct Broadcast Satellites:

The FCC has authorized the provision of video programming directly to home subscribers through high-powered direct broadcast satellites ("DBS"). DBS systems currently are capable of broadcasting as many as 175 channels of digital television service directly to subscribers equipped with 18-inch receive dishes and decoders. Generally, the signal of local broadcast stations are not carried on DBS systems. Currently, several entities, including DirecTV, Inc., an affiliate of Hughes Communications Galaxy, United States Satellite Broadcasting Company and EchoStar Satellite Corporation ("EchoStar"), provide DBS service to consumers throughout the country.

In 1996, MCI Telecommunications Corporation ("MCI") paid to the United States treasury $682.5 million for the right to operate a 28 transponder DBS system capable of providing service to the entire continental United States. Thereafter, MCI entered into a joint venture, called American Sky Broadcasting ("ASkyB"), with News Corporation Ltd. (an entity controlled by Rupert Murdoch) to provide DBS service from MCI's satellite.

Recently, ASkyB announced a plan to acquire 50% of EchoStar. According to reports, ASkyB and EchoStar believe the combined assets of the companies would provide enough satellite capacity to offer 500 channels of DBS television service, including local broadcast station signals, to a majority of the United States.
In that regard, the Copyright Office recently issued an "advisory letter" in response to a request by ASkyB in which it stated that it would not question DBS companies that file copyright statements that include the retransmission of local television station signals with the television station's market. The Copyright Office also indicated, however, that the ultimate ability of DBS operators to provide local signals to subscribers on such a basis is ultimately a determination of the courts. The rules by which MCI acquired its DBS interest pursuant to auction are subject to an ongoing appeal at the United States Court of Appeals for the district of Columbia Circuit.

In March 1997, TEMPO Satellite, Inc. launched a new satellite from which it will provide DBS service. Other parties hold authorizations to provide DBS service, but have not yet launched their proposed satellites. It is uncertain when additional service may commence. Registrant cannot predict the effect of existing and future DBS services on its cable television operations.

Digital Television: On April 3, 1997, the FCC announced that it had adopted rules that will allow television broadcasters to provide digital television ("DTV") to consumers. The Commission also adopted a table of allotments for DTV, which will provide eligible existing broadcasters with a second channel on which to provide DTV service. The allotment plan is based on the use of channels 2-51, although the "core" DTV spectrum will be between channels 2-46 or 7-51. Ultimately, the Commission will recover the channels currently used for analog broadcasting and will decide at a later date the use of the spectrum ultimately recovered. Television broadcasters will be allowed to use their channels according to their best business judgment. Such uses can include data transfer, subscription video, interactive materials, and audio signals, although broadcasters will be required to provide a free digital video programming service that is at least comparable to today's analog service. Broadcasters will not be required to air "high definition" programming or to simulcast their analog programming on the digital channel. Affiliates of ABC, CBS, FOX, and NBC in the top ten markets will be required to be on the air with a digital signal by May 1, 1999. Affiliates of those networks in markets 11-30 will be required to be on the air with a digital signal by November 1, 1999. The Commission reminded broadcasters that they remain public trustees and that it will issue a notice to determine the extent of broadcasters' future public interest obligations.

Wireless Cable: The FCC has expanded the authorization of MMDS services to provide "wireless cable" via multiple microwave transmissions to home subscribers. In 1990, the FCC increased the availability of channels for use in wireless cable systems by eliminating MMDS ownership restrictions and simplifying various processing and administrative rules. The FCC also modified equipment and technical standards to increase service capabilities and improve service quality. Since then, the FCC has resolved certain additional wireless cable issues, including channel allocations for MMDS, Operational Fixed Service and Instructional Television Fixed Service ("ITFS") facilities, direct application by wireless operators for use of certain ITFS channels, and restrictions on ownership or operation of wireless facilities by cable entities.

Local Multipoint Distribution Service: In 1992, the FCC proposed a new service, LMDS, which could be used to supply multichannel video, telephony, and other communications services directly to subscribers. This service would operate primarily in the 28 GHz frequency range and, consistent with the nature of operations in that range, the FCC envisions that LMDS transmitters could serve areas of only six to twelve miles in diameter. Accordingly, it is proposed that LMDS systems utilize a grid of transmitter "cells," similar to the structure of cellular telephone operations. In February and August 1996, the FCC issued an order designating a total of 1300 mHz of spectrum to accommodate up to two LMDS operators in each community in the United States. Additionally, the FCC is attempting to identify additional spectrum for LMDS. Auctions for LMDS licenses are expected to be held sometime in 1997. Registrant cannot predict the timing or ultimate impact of any future LMDS operations.

Personal Communications Service: In August, 1993, the FCC established rules for a new portable telephone service, the Personal Communications Service ("PCS"). PCS has the ability to compete with landline local telephone exchange services. Among several parties expressing interest in PCS were cable television operators, whose plant structures present possible synergies for PCS operation. In September 1993, the FCC adopted rules for "broadband PCS" service. It allocated 120 MHz of spectrum in the 2 GHz band for licensed broadband PCS services, divided into three 30 MHz blocks (blocks A, B and C) and three 10 MHz blocks (blocks D, E and F). The Commission has also established two different service areas for these blocks based on Rand McNally's Basic Trading Areas and Major Trading Areas. Thus, there are up to six PCS licenses available in each geographic area. The Commission used competitive bidding to assign the PCS licenses and PCS service is starting to emerge in various areas, primarily competing with incumbent cellular telephone operators.

Information and Interexchange Services (Modified Final Judgment):
The 1996 Act explicitly supersedes the judicial and regulatory regime created by the Consent Decree that terminated the United States v. AT&T antitrust litigation in 1982 (known as the Modification of Final Judgment). The Consent Decree prohibited the Bell Operating Companies and their affiliates (collectively, the "Regional Bells") from, inter alia providing telecommunications services, including certain cable services, across Local Access and Transport Areas as defined in the Consent Decree. A Regional Bell was required to obtain a waiver from the FCC in order to provide such services. The 1996 Act eliminates this requirement.



Other Multichannel Video Programming Technologies:
Several additional technologies exist or have been proposed that also have the potential to increase competition in the provision of video programming. Currently, many cable subscribers can receive programming received by C-band home satellite dishes or via SMATV.

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

The "must carry" and retransmission consent provisions are related in that television broadcasters, on a cable system-by-cable system basis, must make a choice once every three years whether or not to proceed under the must carry rules or to waive that right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the cable system to carry the station's signal. The most recent required election date was October 1, 1996 with elections taking effect on January 1, 1997.

While monetary compensation is possible in return for stations granting retransmission consent, many broadcast station operators have accepted arrangements that do not require payment but involve other types of consideration, such as use of a second cable channel, advertising time, and joint programming efforts.

On March 31, 1997, the Supreme Court, in a 5-4 decision, upheld the constitutionality of the must carry provisions of the 1992 Cable Act. As a result, the regulations promulgated by the FCC to implement the must carry provisions will remain in effect.

Program Content Regulation: In contrast to its deregulatory approach to media ownership, the 1996 Act contains a number of new regulations affecting program content. For example, a cable operator is required to fully scramble or block the audio and video programming of each channel primarily dedicated to the carriage of sexually explicit adult programming or to permit the carriage of such programming to the hours between 10 p.m. and 6 a.m. The FCC's rules implementing these provisions have been stayed pending the outcome of judicial appeal. The Supreme Court recently upheld a ruling of the United States District Court in Delaware dismissing requests for a preliminary injunction of the provision. The FCC is expected to release shortly a public notice notifying cable operators of their obligation to begin complying with the provision and its rules. Also, the FCC is required to take certain steps to effectuate the accessibility of "closed captioned" and "video description" programming. Last, if distributors of video programming -- including cable operators -- fail voluntarily to establish rating rules to identify programming that contains sexual, violent, or other indecent material, the 1996 Act requires the FCC to formulate, in conjunction with a nonpartisan advisory committee, a system to identify and rate such programming. Distributors of rated programs are required to transmit these ratings, thereby permitting parents to block the programs. The FCC has asked for public comment on a ratings plan developed by the advisory committee.

Copyright: Cable television systems are subject to the Copyright Act which, among other things, covers the carriage of television broadcast signals. Pursuant to the Copyright Act, cable operators obtain a compulsory license to retransmit copyrighted programming broadcast by local and distant stations in exchange for contributing a percentage of their revenues as statutory royalties to the Copyright Office. The amount of this royalty payment varies depending on the amount of system revenues from certain sources, the number of distant signals carried, and the locations of the cable television system with respect to off-air television stations and markets. Copyright royalty arbitration panels, to be convened by the Librarian of Congress as necessary, are responsible for distributing the royalty payments among copyrights owners and for periodically adjusting the royalty rates.

Recently, several types of multichannel video distributors that compete with cable television systems were successful in gaining compulsory license coverage of their retransmission of television broadcast signals. Legislation enacted in 1994 provided an alternative compulsory license for satellite distributors through January 1, 2000 and extended permanent coverage of the cable copyright license to "wireless cable" systems (MMDS). The Copyright Office also has ruled that some SMATV systems are eligible for the cable compulsory license. Pursuant to a recent request by the Chairman of the Senate Judiciary Committee, the Copyright Office will examine the compulsory license scheme and submit a report to the Committee by August 1, 1997.

Congress established the compulsory license in 1976 to serve as a means of compensating program suppliers for cable retransmission of broadcast programming. The FCC has, in the past, recommended that Congress eliminate the compulsory copyright license for cable retransmission of both local and distant broadcast programming. In addition, legislative proposals have been and may continue to be made to simplify or eliminate the compulsory license. As noted, the 1992 Cable Act requires cable systems to obtain permission of certain broadcast licensees in order to carry their signals ("retransmission consent") should such stations so elect. (See "Mandatory Carriage and Retransmission Consent" above). This permission is needed in addition to the copyright permission inherent in the compulsory license. Without the compulsory license, cable operators would need to negotiate rights for the copyright ownership of each program carried on each broadcast station transmitted by the system. Registrant cannot predict whether Congress will act on the FCC recommendations or similar proposals.

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

The FCC rules also provide exclusivity protection for syndicated programs. Under these rules, television stations may compel cable operators to black out syndicated programming broadcast from distant signals where the local broadcaster has negotiated exclusive local rights to such programming. Syndicated program suppliers are afforded similar rights for a period of one year from the first sale of that program to any television broadcast station in the United States. The FCC rules allow any broadcaster to bargain for and enforce exclusivity rights. However, exclusivity protection may not be granted against a station that is generally available over-the-air in the cable system's market. Cable systems with fewer than 1,000 subscribers are exempt from compliance with the rules. Although broadcasters generally may, under certain circumstances, acquire exclusivity only within 35 miles of their community of license, they may acquire national rights to syndicated programming. The ability to secure national rights is intended to assist so-called "superstations" whose local broadcast signals are then distributed nationally via satellite. The 35-mile limitation has been subject to possible re-examination by the FCC the past several years.

Cable Origination Programming: The FCC also requires that cable origination programming meet certain standards similar to those imposed on broadcasters. These standards include regulations governing political advertising and programming, advertising during children's programming, rules on lottery information, and sponsorship identification requirements.

Customer Service: Pursuant to the 1992 Cable Act, the FCC has promulgated rules on customer service standards. The standards govern cable system office hours, telephone availability, installations, outages, service calls, and communications between the cable operator and subscriber, including billing and refund policies. Although the FCC has stated that its standards are "self effectuating," it has also provided that a franchising authority wishing to enforce particular customer service standards must give the system at least 90 days advance written notice. Franchise authorities also may agree with cable operators to adopt stricter standards and may enact any state or municipal law or regulation which imposes a stricter or different customer service standard than that set by the FCC. Enforcement of customer service standards, including those set by the FCC, is entrusted to local franchising authorities.

Pole Attachment Rates and Technical Standards

The FCC currently regulates the rates and conditions imposed by public utilities for use of their poles, unless, under the Federal Pole Attachments Act, a state public service commission demonstrates that it is entitled to regulate the pole attachment rates. The FCC has adopted a specific formula to administer pole attachment rates under this scheme. The validity of this FCC function was upheld by the United States Supreme Court. The 1996 Act revised the pole attachment rules in a number of ways to encourage competition in the provision of telecommunications services and to address inequity in the current pole attachment rates. The FCC currently is seeking comment on proposed revisions to its pole attachment rules.

The FCC also has set forth standards on signal leakage. Like all systems, Registrant's cable television systems are subject to yearly reporting requirements regarding compliance with these standards. Further, the FCC has instituted on-site inspections of cable systems to monitor compliance. Any failure by Registrant's cable television systems to maintain compliance with these new standards could adversely affect the ability of Registrant's cable television systems to provide certain services.

The 1992 Cable Act empowers the FCC to set certain technical standards governing the quality of cable signals and to preempt local authorities from imposing more stringent technical standards. The FCC's preemptive authority over technical standards for channels carrying broadcast signals has been affirmed by the United States Supreme Court. In 1992, the FCC adopted mandatory technical standards for cable carriage of all video programming, including retransmitted broadcast material, cable originated programs and pay channels. The 1992 Cable Act included a provision requiring the FCC to prescribe regulations establishing minimum technical standards. The FCC has determined that its 1992 rulemaking proceeding satisfied the mandate of the 1992 Cable Act. Those standards focus primarily on the quality of the signal delivered to the cable subscriber's television. In a related vein, the 1996 Act provides that no local franchising authority may prohibit, condition, or restrict a cable system's use of any type of subscriber equipment or any transmission technology.

The 1996 Act also limits the FCC to the adoption of only minimal standards to achieve compatibility between cable equipment and consumer electronics (as Congress required the agency to do in the 1992 Cable Act) and to rely on the marketplace for other features, services, and devices. The FCC, however, had already made much progress with regard to compatibility pursuant to its 1992 Cable Act mandate. On May 4, 1994, the Commission released an order implementing the 1992 Cable Act requirements. In this order, the Commission adopted a three-phase plan for achieving compatibility between cable systems and consumer electronics.
The Phase I requirements include the following: (1) cable operators are prohibited from scrambling or otherwise encrypting signals carried on the basic tier; (2) cable operators are prohibited from taking actions that would prevent equipment with remote control capabilities from operating with commercially available remote controls; (3) cable operators must offer subscribers supplemental equipment for resolving specific compatibility problems; and (4) cable operators must provide more compatibility information to subscribers. During Phase II, cable operators must use the new "Decoder Interface" standard that is presently being developed. Finally, the third phase of the compatibility plan addresses future standards issues to be raised in a future Notice of Inquiry. A number of cable and electronic company interests have sought reconsideration of this order. Whether and to what extent the provisions of the 1996 Act affect the Commission plan remain unclear to the Registrant.

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

State and Local Regulation

Local Authority: Cable television systems are generally operated pursuant to non-exclusive franchises, permits or licenses issued by a municipality or other local governmental entity. The franchises are generally in the nature of a contract between the cable television system owner and the issuing authority and typically cover a broad range of provisions and obligations directly affecting the business of the systems in question. Except as otherwise specified in the Communications Act or limited by specific FCC rules and regulations, the Communications Act permits state and local officials to retain their primary responsibility for selecting franchisees to serve their communities and to continue regulating other essentially local aspects of cable television. The constitutionality of franchising cable television systems by local governments has been challenged as a burden on First Amendment rights but the United States Supreme Court has declared that while cable activities "plainly implicate First Amendment interest" they must be balanced against competing societal interests. The applicability of this broad judicial standard to specific local franchising activities is subject to continuing interpretation by the federal courts.

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

Radio Industry

The 1996 Act completely revised the radio ownership rules most recently changed by the FCC in 1992. The 1996 Act eliminated the national radio ownership restriction. Any number of AM or FM broadcast stations may be owned or controlled by one entity nationally. The 1996 Act also greatly eases local radio ownership restrictions. As with the old rules, the maximum varies depending on the number of radio stations within the market. In markets with more than 45 stations, one company may own, operate, or control eight stations, with no more than five in any one service (AM or FM). In markets of 30-44 stations, one company may own seven stations, with no more than four in any one service; in markets with 15-29 stations, one entity may own six stations, with no more than four in any one service. In markets with 14 commercial stations or less, one company may own up to five stations or 50% of all of the stations, whichever is less, with no more than three in any one service.

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

In addition, in January 1995, the FCC adopted rules to allocate spectrum for satellite digital audio radio service ("DARS"). Satellite DARS systems potentially could provide for regional or nationwide distribution of radio programming with fidelity comparable to compact disks. An auction for DARS Spectrum has been scheduled for April 1, 1997 to assign two licenses to provide nationwide DARS services. Four applicants have been found to qualify for the auction. In addition, the FCC has undertaken an inquiry into the terrestrial broadcast of DARS signals, addressing, inter alia, the need for spectrum outside the existing FM band and the role of existing broadcasters. Further, in 1995 the laboratory testing of a number of competing in-band on-channel DARS technologies was completed, with many of the systems progressing to the next stage of field testing. Auctions are expected to be held in 1997 in order to allocate spectrum for two DARS licenses. Registrant cannot predict the outcome of these proceedings.

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

Item 3.   Legal Proceedings.

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

On May 31, 1996, Win Communications, Inc. filed with the FCC an application for renewal of the license of WQAL-FM, Cleveland, Ohio. On September 3, 1996, the National Rainbow Coalition filed a petition to deny the renewal application. Win Communications, Inc. filed an opposition to the petition on October 3, 1996 and a settlement of approximately $10,000 has been negotiated with the National Rainbow Coalition. The FCC has approved such settlement, which will be effective May 7, 1997, and has also granted WQAL-FM's renewal application.

Registrant is not aware of any other material legal proceedings.

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

As of March 1, 1997, the number of owners of Units was 15,072.

Beginning with the December 1994 client account statements, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") implemented new guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. As a result, Merrill Lynch no longer reports general partner estimates of limited partnership net asset value on its client account statements, although the Registrant may continue to provide its estimate of net asset value to Unit holders. Pursuant to the guidelines, estimated values for limited partnership interests originally sold by Merrill Lynch (such as Registrant's Units) will be provided two times per year to Merrill Lynch by independent valuation services. These estimated values will be based on financial and other information available to the independent service on (1) the prior August 15th for reporting on December year-end and subsequent client account statements through the following May's month-end client account statements, and on (2) March 31st for reporting on June month-end and subsequent client account statements through the November month-end account statements of the same year. Merrill Lynch clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. The estimated values provided by the independent services and the Registrant's current net asset value are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value or the Registrant's current net asset value amount upon the liquidation of Registrant's assets over its remaining life.

Registrant does not distribute dividends, but rather distributes Distributable Cash From Operations, Distributable Refinancing Proceeds, and Distributable Sale Proceeds, to the extent available. There were no distributions in 1994. In 1995, $7.5 million ($40 per Unit) was distributed to its limited partners and $75,957 to its General Partner from the proceeds of the sale of KATC-TV. In 1996, $108.1 million ($575 per Unit) was distributed to its limited partners and $1.1 million to its General Partner from the proceeds of the sale of California Cable Systems.

Item 6.   Selected Financial Data.

                      Year Ended      Year Ended      Year Ended
                     December 27,    December 29,    December 30,
                           1996            1995            1994
Operating revenues    $  71,831,99    $ 109,214,03      $105,910,208
                                6               1

Gain on sale of the
California Cable
Systems              $ 185,609,19       $       -         $       -
                                1

Gain on sale of
television stations
                        $       -    $  22,796,45         $       -
                                                4

Net Income/(Loss)     $ 189,711,30    $  21,490,24     $( 1,450,756)
                                4               0

Net Income/(Loss)
per Unit of Limited
Partnership
Interest
                     $      999.0    $      113.1     $      (7.64)
                                4               7

Number of Units            187,994         187,994           187,994


                         As of           As of           As of
                     December 27,    December 29,    December 30,
                           1996            1995            1994

Total Assets          $ 160,994,82    $ 210,198,49      $238,330,358
                                4               6

Borrowings            $  60,348,42    $ 182,821,92      $218,170,968
                                8               8


                         Year Ended       Year Ended
                        December 31,     December 25,
                              1993             1992

Operating revenues       $100,401,671     $100,443,967

Net Income/(Loss)        $  1,377,340    $ (9,280,770)

Net Income/(Loss) per
Unit of Limited
Partnership Interest     $       7.25    $     (48.87)

Number of Units               187,994          187,994


                            As of            As of
                        December 31,     December 25,
                              1993             1992

Total Assets             $249,851,937     $261,554,442

Borrowings               $232,568,349     $245,994,745

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Liquidity and Capital Resources.

As of December 27, 1996, Registrant had $91,591,280 in cash and cash equivalents. Of this amount, approximately $28.8 million is restricted for use at C-ML Cable and approximately $37.0 million is in cash reserves to cover both operating liabilities and litigation contingencies relating to the California Cable Systems prior to their sale. Approximately $6.0 million is in cash reserve to fund both actual and contingent liabilities resulting from the sale of WREX and KATC. The remaining investments account for approximately $11.1 million of cash limited for use at the operating level. The cash at C-ML Cable has been restricted for the funding of its capital expenditure programs and to satisfy its future debt service requirements. C-ML Cable's debt service requirements include annual principal payments of $20 million which will commence November 30, 1998.
In addition, the amount payable for accrued management fees and expenses owed to the General Partner amounted to approximately $2.3 million as of December 27, 1996.

As of December 29, 1995, Registrant had $40,124,366 in cash and cash equivalents, of which $36,275,625 was limited for use at the operating level and the remaining $3,848,741 was Registrant's working capital.

During 1996, Registrant continued its operations phase and the process of liquidating certain of its media properties.

Registrant consummated the sale of the California Cable Operations serving the Anaheim, Hermosa Beach/Manhattan Beach, Rohnert Park/Yountville and Fairfield communities (the "California Cable Systems") on May 31, 1996 (see below). On August 15, 1996, Registrant made a cash distribution to Limited Partners of record on May 31, 1996, of approximately $108.1 million ($575 per unit of limited partnership interest ("Unit")) and $1.1 million to its General Partner, representing its 1% share, from net distributable sales proceeds.

As of December 27, 1996, Registrant's investments in media properties consisted of a 50% interest in a venture, which owns an FM (WFID-FM) and AM (WUNO-AM) radio station combination and a background music service in San Juan, Puerto Rico, and, through its wholly-owned subsidiary corporation, Century-ML Cable Corporation, operates two cable television systems in Puerto Rico; an FM (WEBE-FM) and AM (WICC-AM) radio station combination in Bridgeport, Connecticut; an FM (KEZY-FM) and AM (KORG-AM) radio station combination in Anaheim, California, and Wincom Broadcasting Corporation ("Wincom"), a corporation that owns an FM radio station (WQAL-FM) in Cleveland, Ohio.

Although no assurance can be made concerning the precise timing of the ultimate disposition of Registrant's remaining media properties, Registrant currently anticipates selling its remaining investments through 1998.

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

On May 31, 1996, Win Communications, Inc. filed with the Federal Communications Commission ("FCC" or "Commission") an application for renewal of the license of WQAL-FM, Cleveland, Ohio. On September 3, 1996, the National Rainbow Coalition filed a petition to deny the renewal application. Win Communications, Inc. filed an opposition to the petition on October 3, 1996 and a settlement of approximately $10,000 has been negotiated with the National Rainbow Coalition. The FCC has approved such settlement, which will be effective May 7, 1997, and has also granted WQAL-FM's renewal application.

California Cable

On November 28, 1994, Registrant entered into an agreement (the "Asset Purchase Agreement") with Century Communications Corp. ("Century") to sell to Century substantially all of the assets used in Registrant's California Cable Systems. On May 31, 1996, Registrant consummated such sale pursuant to the terms of the Asset Purchase Agreement. The base purchase price for the California Cable Systems was $286 million, subject to certain adjustments including an operating cash flow, as well as, a working capital adjustment, as provided in the Asset Purchase Agreement.
At the closing, Registrant and Century entered into a letter agreement (the "Letter Agreement") with respect to certain matters. Pursuant to the Asset Purchase Agreement and the Letter Agreement, Registrant deposited $5 million into an indemnity escrow account, which is being classified on the accompanying Consolidated Balance Sheet as Investments held by escrow agents, and agreed to hold cash reserves of approximately $5.1 million pending the resolution of certain rate regulation and other matters relating to charges by Registrant to its subscribers for cable service.

From the purchase price for the California Cable Systems, approximately $119.1 million, inclusive of accrued interest, was paid to Bank of America, as agent, to repay in full all outstanding indebtedness under the Amended and Restated Credit Agreement dated as of May 15, 1990, as amended, between Registrant and the banks party thereto and to pay the brokerage fee of approximately $3 million. Registrant set aside approximately $40.7 million, including the $5.1 million discussed above, in a cash reserve to cover both operating liabilities and litigation contingencies relating to the California Cable Systems' operations prior to their sale, as well as a potential significant purchase price adjustment. In addition, from the initial sale proceeds of the California Cable Systems, Registrant will remit accrued management fees and expenses owed to the General Partner of approximately $9.2 million, of which $7.6 million was paid through December 27, 1996.

On August 15, 1996, Registrant made a cash distribution to limited partners of record on May 31, 1996, of approximately $108.1 million ($575 per Unit) and approximately $1.1 million to its General Partner, representing its 1% share, from net distributable sales proceeds from the sale of the California Cable Systems.

In accordance with the Amended and Restated Agreement of Limited Partnership, any amounts which may be available for distribution from any unused cash reserves, after accounting for other Partnership expenses including expenses incurred after May 31, 1996, will be distributed to partners of record as of the date such unused reserves are released, rather than to the partners of record on May 31, 1996, the date of the sale. As of December 27, 1996, Registrant has approximately $37.0 million remaining in cash reserves to cover both operating liabilities and litigation contingencies relating to the California Cable Systems prior to their sale.

In December 1993, the California Cable Systems received a favorable decision with respect to a property tax appeal filed with one county served by the California Cable Systems. The county had the right to appeal the decision for a period of six months. This period expired without appeal during the second quarter of 1994. Also in December of 1993, the California Cable Systems reached a favorable agreement in principle with a second county served by the California Cable Systems where an appeal relating to property taxes had also been filed. During 1994, the California Cable Systems executed a settlement agreement and finalized assessed property values with, and received a refund of approximately $700,000 from this second county. In part, as a result of these developments, the California Cable Systems continued to be entitled to receive tax refunds. On December 30, 1994, Registrant reduced, by approximately $2.2 million, the general and administrative expense of California Cable Systems in order to account for these tax refunds. During the fourth quarter of 1994, Orange County, California, in which a significant percentage of the California Cable Systems are located, filed for bankruptcy. As of December 27, 1996 and December 29, 1995, the net property tax refund receivable from Orange County was approximately $665,000 and $2.3 million, respectively, as a result of California Cable Systems having received approximately $1.7 million during 1996.

As of December 27, 1996, Registrant had funds related to the Northern California Systems in an escrow account totaling approximately $853,000, which funds were included in other assets on the accompanying Consolidated Balance Sheet. The funds were deposited in such account during 1994 in accordance with Registrant's agreement with the Cable Telecommunications Joint Powers Agency ("CTJPA") to be held for the benefit of CTJPA's subscribers pending determination of Registrant's potential need to make refunds to the subscribers in connection with rate re-regulation.

As of December 27, 1996, Registrant had funds in an additional escrow account totaling approximately $183,000, which funds were included in other assets on the accompanying Consolidated Balance Sheet. The funds, which initially totalled $680,000, were deposited in such account during the first quarter of 1995 to be held for the benefit of the city of Fairfield's subscribers pending determination of Registrant's potential need to make refunds to the subscribers in connection with rate re-regulation.

The FCC has not yet made a decision on the CTJPA rate appeal. However, the FCC's decision on the most material issues in Registrant's other rate cases have been decided in a manner predominantly favorable to Registrant. The FCC decision on the Fairfield rate appeal was predominantly favorable to Registrant, and as a result of the city's rate structure, pursuant to such decision, the escrowed amounts were reduced to the current level. Wincom-WEBE-WICC

On July 30, 1993, Registrant and Chemical Bank (now known as the Chase Manhattan Bank; the "Wincom Bank") executed an amendment to the Wincom-WEBE-WICC Loan (the "Restructuring Agreement"), effective January 1, 1993, which cured all previously outstanding principal and interest payments and covenant defaults pursuant to the Wincom-WEBE-WICC Loan. Refer to Note 5 of "Item 8.
Financial Statements and Supplementary Data" for further information regarding the Wincom-WEBE-WICC Loan and the Restructuring Agreement.

Pursuant to the final maturity date set forth in the Restructuring Agreement, all amounts outstanding under the Series A Term Loan and the Series B Term Loan will become due and payable on December 31, 1997. As a result of an ambiguity in the covenant provisions in the Restructuring Agreement, the Wincom Bank may take the position that Registrant is in default of a negative loan covenant. If the Wincom Bank was successful in asserting this position, Registrant would be in default and the Wincom Bank could exercise its contractual remedies which include its right to accelerate the December 31, 1997 due date of the entire amount of the loan. However, based upon Registrant's conversations with a representative of the Wincom Bank, Registrant does not believe that it is in default.

The Wincom-WEBE-WICC group currently does not, nor does it expect to in the future, have sufficient cash to pay all outstanding amounts on such final maturity date. Accordingly, the Wincom-WEBE-WICC group anticipates obtaining a refinancing of such loan, although there can be no assurances that it will be able to do so on economically satisfactory terms.

Impact of Cable Legislation and Regulation

On October 5, 1992, Congress overrode the President's veto of the Cable Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") which imposed significant new regulations on the cable television industry. The 1992 Cable Act required the development of detailed regulations and other guidelines by the FCC, most of which have now been adopted but remain subject to petitions for reconsideration before the FCC and/or court of appeals.

Rate Regulation

Under the 1992 Cable Act, cable systems' rates for service and related subscriber equipment are subject to regulation by the FCC and local franchising authorities. However, only the rates of cable systems that are not subject to "effective competition" may be regulated. A cable system is subject to effective competition if one of the following conditions is met: (1) fewer than 30% of the households in the franchise area subscribe to the system; (2) at least 50% of the households in the franchise area are served by two multichannel video programming distribution ("MVPD") systems and at least 15% of the households in the franchise area subscribe to any MVPD other than the dominant cable system; or
(3) a franchising authority for that franchise area itself serves as an MVPD offering service to at least 50% of the households in the franchise area. The Telecommunications Act of 1996 (the "1996 Act") added a fourth condition: the mere offering (regardless of penetration) by a local exchange carrier, or an entity using the local exchange carrier's facilities, of video programming services (including 12 or more channels of programming, at least some of which are television broadcasting signals) directly to subscribers by any means (other than direct-to-home satellite services) in the franchise area of an unaffiliated cable operator. Under these regulations, Registrant's systems, like most cable systems in most areas, are not currently subject to effective competition. Consequently, the rates charged by Registrant's systems are subject to rate regulation under certain circumstances.

Under the 1992 Cable Act, a local franchising authority may certify with the FCC to regulate the basic service tier ("BST") and associated subscriber equipment of a cable system within its jurisdiction. By law, the BST must include all broadcast signals (with the exception of national "superstations"), including those required to be carried under the mandatory carriage provisions of the 1992 Cable Act, as well as public, educational, and governmental access channels required by the franchise. The FCC has jurisdiction over the cable programming service tier ("CPST"), which generally includes programming other than that carried on the BST or offered on a per-channel or per-program basis. The 1996 Act, however, confines rate regulation to the BST after three years: on March 31, 1999, the CPST will be exempted from regulation. The 1996 Act also modifies the rules governing the filing of complaints for rate increases on the CPST. Under the former procedures, mandated by the 1992 Cable Act, subscribers were allowed to file complaints directly with the FCC. Under the new procedure, only a local franchising authority may file an FCC complaint, and then only if the franchising authority receives "subscriber complaints" within 90 days of the effective date of a rate increase. The FCC must issue a final order within 90 days after receiving a franchising authority's complaint.

The FCC's rate regulations generally required regulated cable systems to use an FCC-prescribed "benchmark" approach to set initial rates for BSTs and CPSTs. Cable systems ultimately were required to reduce their rates by approximately 17% from the rates in effect on September 30, 1992. Certain modifications of the rules were made for low-price cable systems and systems owned by small operators (operators with a total subscriber base of 15,000 or less and not affiliated with or controlled by another operator). The United States Court of Appeals has upheld these regulations, but these and other rate regulations may be subject to further judicial review, and may be altered by ongoing FCC rulemaking and case-by-case review.

Alternatively, cable operators may seek to have their rates regulated under a "cost-of-service" approach, which, much like the method historically used to regulate the rates of local exchange carriers, allows cable system operators to recover through regulated rates their normal operating expenses, and a reasonable return on investment. The final cost-of-service rules ultimately adopted by the FCC: (1) establish an industry-wide 11.25% rate of return, (but the commission has proposed to use a cable system's actual debt cost and capital structure to determine its final rate of return); (2) establish a rebuttable presumption that 34% of the purchase price of cable systems purchased prior to May 15, 1994 (and not just the portion of the price allocable to intangibles) must be excluded from the rate base; and (3) replaced the presumption of a two-year period for accumulated start-up losses with a case-by-case determination of the appropriate period. The 1996 Act restricts the FCC from disallowing certain operator losses for cost-of-service filings. There are no threshold requirements limiting the cable systems eligible for a cost-of-service showing except that, once rates have been set pursuant to a cost-of-service approach, cable systems may not file a new cost-of-service showing to justify new rates for a period of two years.

Having set an initial permitted rate for regulated service using one of the above methodologies, a cable system may adjust its rate going forward either quarterly or annually under the FCC's "price cap" mechanism, which accounts for inflation, changes in "external costs," and changes in the number of regulated channels. External costs include state and local taxes applicable to the provision of cable television service, franchise fees, the costs of complying with certain franchise requirements, annual FCC regulatory fees and retransmission consent fees and copyright fees incurred for the carriage of broadcast signals. In addition, a cable system may treat as external (and thus pass through to its subscribers) the costs, plus a 20 cent per channel mark-up, for channels newly added to a CPST. Through 1996, each cable system was subject to an aggregate cap of $1.50 on the amount it may increase CPST rates due to channel additions. The FCC has also adopted "tier flexibility" rules that allow cable operators to reduce BST rates and take a corresponding revenue neutral, increase in CPST rates.

The FCC's regulatory treatment of "a la carte" packages of channels has been a source of particular regulatory uncertainty for many cable systems. Under the 1992 Cable Act, per-channel and per-program offerings ("a la carte" channels) are exempt from rate regulation. In implementing rules pursuant to the 1992 Cable Act, the FCC likewise exempted from rate regulation packages of a la carte channels if certain conditions were met. Upon reconsideration, however, the FCC tightened its regulatory treatment of these a la carte packages by supplementing its initial conditions with a number of additional criteria designed to ensure that cable systems creating collective a la carte offerings do not improperly evade rate regulation. The FCC later reversed its approach to a la carte packages by ruling that all non-premium packages of channels -- even if also available on an a la carte basis -- would be treated as a regulated tier. To ease the negative effect of these policy shifts on cable systems (and to further mitigate the rate regulations' disincentive for adding new program services) the FCC at the same time adopted rules allowing systems to create currently unregulated "new products tiers", provided that the fundamental nature of preexisting regulated tiers is preserved.

The charges for subscriber equipment and installation also are regulated by the FCC and local franchising authorities. FCC rules require that charges for converter boxes, remote control units, connections for additional television receivers, and cable installations must be based on a cable system's actual costs, plus an 11.25% rate of return. The regulations further dictate that the charges for each variety of subscriber equipment or installation charge be listed individually and "unbundled" from the charges for cable service. Pursuant to the 1996 Act, the FCC revised its rules to permit cable operators to aggregate, on a franchise, system, regional, or company level, their equipment costs into broad categories (except for equipment used only to receive a rate regulated basic service tier).

In accordance with the intent of the 1992 Cable Act, the FCC has established special rate and administrative treatment for small cable systems and small cable companies. In addition to transition rate relief and streamlined rate reduction approaches to setting initial permitted rates, the Commission has provided for the following relief mechanisms for small cable systems and companies: (1) a simplified cost-of-service approach for small systems owned by small companies in which a per-channel rate below $1.24 is considered presumptively reasonable; and (2) a system of any size owned by a small cable company that incurs additional monthly per subscriber headend costs of one full cent or more for the addition of a channel may recover a 20 cent mark-up, the license fee (if any) for the channel, as well as the actual cost of the headend equipment necessary to add new channels (not to exceed $5,000 per channel) for adding not more than seven new channels through 1997. By these actions, the FCC stated that it has expanded the category of systems eligible for special rate and administrative treatment to include approximately 66% of all cable systems in the United States serving approximately 12% of all cable subscribers. The 1996 Act further deregulates small cable companies: under the 1996 Act, an operator that, directly or through an affiliate, serves fewer than 1% of all subscribers in the United States (approximately 600,000 subscribers) and is not affiliated with an entity whose gross annual revenues exceed $250 million is exempt from rate regulation of the CPST and also of the BST (provided that the basic tier was the only tier subject to regulation as of December 31, 1994) in any franchise area in which that operator serves 50,000 or fewer subscribers.

Beginning in late 1995, the FCC demonstrated an increased willingness to settle some or all of the rate cases pending against a multiple system operator ("MSO") by entering into a "social contract" or rate settlement (collectively "social contract/settlement"). While the terms of each social contract/settlement vary according to the underlying facts unique to the relevant cable systems, the common elements include an agreement by an MSO to make a specified subscriber refund (generally in the form of in-kind service or a billing credit) in exchange for the dismissal, with prejudice, of pending complaints and rate proceedings. In addition, the FCC has adopted or proposed measures that may mitigate the negative effect of the Commission's rate regulations on cable systems' revenues and profits, and allow systems to more efficiently market cable service. The FCC implemented an abbreviated cost-of-service mechanism for cable systems of all sizes that permits systems to recover the costs of "significant" upgrades (e.g., expansion of system bandwidth capacity) that provide benefits to subscribers to regulated cable service. This mechanism could make it easier for cable systems to raise rates to cover the costs of an upgrade. The Commission also has proposed an optional rate-setting methodology under which a cable operator serving multiple franchise areas could establish uniform rates for uniform cable service tiers offered in multiple franchise areas.

The 1996 Act also provides operator flexibility for subscriber notification of rate and service changes. The 1996 Act permits cable operators to use "reasonable" written means to notify subscribers of rate and service changes; notice need not be inserted in subscriber bills. Prior notice of a rate change is not required for any rate change that is the result of regulatory fee, franchise fee, or any other fee, tax, assessment, or change of any kind imposed by a regulator or on the transaction between a cable operator and a subscriber. The FCC has adopted rules implementing a number of provisions of the 1996 Act and is considering the adoption of others.

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

While the impact of a September 1, 1993 rate and tier restructuring to comply with the 1992 Cable Act did not have a significant negative impact on the revenues and profits of C-ML Cable, the February 22, 1994 FCC action had a detrimental impact on the revenues and profits on C-ML Cable. For example, while the revenues of C-ML Cable increased in 1994 compared to 1993, the increase in revenues of C-ML Cable was lower than in previous years. However, Registrant does not presently anticipate that this reduced rate of revenue growth will result in any defaults under the C-ML Notes or the C-ML Revolving Credit Agreement during 1997. There were no defaults under the C-ML Notes or the C-ML Revolving Credit Agreement as of December 27, 1996.

Summary

Registrant's ongoing cash needs will be to fund debt service, capital expenditures and working capital needs. During 1996, cash interest paid was $10,772,817, and principal repayments of $122,473,500 were made. During 1997, Registrant is required by its various debt agreements to make scheduled principal repayments of $10,348,428 under all of its debt agreements.

Based upon a review of the current financial performance of Registrant's investments, Registrant continues to monitor its working capital level. Registrant does not have sufficient unrestricted cash to meet all of its contractual debt obligations of all of its investments, however, such debt obligations are recourse only to specified assets.

Current and future maturities under Registrant's existing credit facilities are described in Note 5 of "Item 8. Financial
Statements and Supplementary Data".
Results of Operations

1996 vs. 1995

During 1996 and 1995, Registrant had total operating revenues of approximately $71.8 million and $109.2 million, respectively. The approximate $37.4 million decrease in operating revenues was primarily due to the sale of the California Cable Systems on May 31, 1996 and the sales of KATC and WREX in September and July, 1995, respectively, offset partially by revenue increases in retained properties.

Registrant's 50% share of the operating revenues of Century-ML Cable Corporation ("C-ML Cable Corp.") and the Community Cable-Vision of Puerto Rico, Inc., Community Cablevision of Puerto Rico Associates, and Community Cablevision Incorporated (collectively, the "Community Companies") herein referred to as C-ML Cable ("C-ML Cable") increased by approximately $2.2 million in 1996 compared to 1995. The increase in operating revenues at C-ML Cable occurred as a result of an increase in the number of basic and premium subscribers during 1996, implementation of rate increases and an increase in pay revenue due to both an increase in subscriptions as well as the average pay rate. The average level of basic subscribers at C-ML Cable increased to 116,497 in 1996 from 113,942 in 1995, and the total number of basic subscribers increased to 117,338 at the end of 1996 from 115,655 at the end of 1995. The number of average premium subscriptions at C-ML Cable increased to 74,663 during 1996 from 71,150 during 1995 due to aggressive marketing efforts. Total premium subscriptions increased to 75,760 at the end of 1996 from 73,565 at the end of 1995 at C-ML Cable.

The Wincom-WEBE-WICC radio group reported an increase in operating revenues of approximately $1.0 million, primarily due to stronger local and national advertising and network revenues resulting from improved ratings at both WEBE-FM and WQAL-FM. Operating revenues increased by approximately $295,000 at KORG/KEZY due primarily to an increase in advertising revenues from the Anaheim Mighty Ducks, as well as increases in trade revenues and interest income.

During 1996, Registrant recognized a gain of approximately $185.6 million on the sale of the California Cable Systems and, during 1995, Registrant recognized gains of approximately $14.0 million and $8.8 million on the sale of television stations KATC and WREX, respectively. Therefore, the results of operations of the California Cable Systems and KATC and WREX for 1996 and 1995 are not comparable.

During 1996 and 1995, Registrant incurred property operating expenses of approximately $25.4 million and $39.3 million, respectively. Registrant's total property operating expenses decreased by approximately $13.9 million from year to year primarily as a result of the sale of the California Cable Systems in 1996 and KATC and WREX in 1995. The remaining increases or decreases in property operating expenses at Registrant's other properties were immaterial either individually or in the aggregate.

During 1996 and 1995, Registrant incurred general and administrative expenses of approximately $13.9 million and $22.3 million, respectively. Registrant's total general and administrative expenses decreased by approximately $8.4 million from year to year primarily as a result of the sale of the California Cable Systems in 1996 and KATC and WREX in 1995. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial either individually or in the aggregate.

Registrant earned interest income of approximately $3.7 million and $332,000 during 1996 and 1995, respectively, on its excess funds; the increase resulting primarily from the income earned on the net sales proceeds of KATC, WREX and the California Cable Systems.

Interest expense of approximately $10.4 million and $19.4 million in 1996 and 1995, respectively, represents the cost incurred for borrowed funds utilized to acquire various media properties. The approximate $9.0 million decrease in interest expense is due primarily to a decrease of approximately $8.8 million related to the full repayment of the outstanding borrowings of the California Cable Systems and the Anaheim Radio Stations in 1996 and the full repayment of the outstanding borrowings of the television stations in 1995. The remaining increases or decreases in interest expense at Registrant's other properties were immaterial, either individually or in the aggregate.

Registrant's depreciation and amortization expense totalled approximately $20.2 million and $28.1 million in 1996 and 1995, respectively. This $7.9 million decrease resulted primarily from the sale of the California Cable Systems in 1996 and KATC and WREX in 1995, offsetting an approximate $3.8 million increase at C-ML Cable resulting from the write-off of fixed assets. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in aggregate.

1995 vs. 1994

During 1995 and 1994, Registrant had total operating revenues of approximately $109.2 million and $105.9 million, respectively. The approximate $3.3 million increase was primarily due to increases in revenues in Registrant's cable and radio properties offset by a decrease in television revenues as a result of the sale of Registrant's television stations in 1995.

Registrant's 50% share of the operating revenues of C-ML Cable increased by approximately $2.6 million in 1995 compared to 1994. The increase in revenues at C-ML Cable occurred as a result of an increase in the number of basic subscribers during 1995, implementation of allowed rate increases and an increase in pay revenue due to both an increase in subscriptions as well as the average pay rate. The average level of basic subscribers at C-ML Cable increased to 113,942 in 1995 from 108,453 in 1994, and the total number of basic subscribers increased to 115,655 at the end of 1995 from 112,228 at the end of 1994. The number of average premium subscriptions at C-ML Cable increased to 71,150 during 1995 from 69,027 during 1994 due to aggressive marketing efforts. Total premium subscriptions increased to 73,565 at the end of 1995 from 68,735 at the end of 1994.

Operating revenues at California Cable Systems increased by approximately $2.1 million. The increase at California Cable resulted primarily from the implementation of rate increases permitted under the FCC's rate re-regulations and an increase in the number of basic subscribers from 136,022 at the end of 1994 to 138,864 at the end of 1995. Average basic subscribers increased to 137,443 in 1995 from 133,926 in 1994. Total premium subscribers decreased from 77,749 at the end of 1994 to 73,500 at the end of 1995. Average premium subscribers decreased slightly to 75,625 during 1995 from 75,687 during 1994.

During 1995, Registrant recognized gains of approximately $14.0 million and $8.8 million on the sale of television stations KATC and WREX, respectively. Due to the sale of television stations WREX on July 31, 1995 and KATC on September 30, 1995, the results of operations for the year ended 1995 and 1994 are not comparable. The Wincom-WEBE-WICC radio group reported an increase in operating revenues of approximately $1.7 million, primarily as a result of stronger local and national advertising and network revenues resulting from improved market conditions.

During 1995 and 1994, Registrant incurred property operating expenses of approximately $39.3 million and $38.8 million, respectively. Registrant's total property operating expenses increased by approximately $536,000 from year to year as a result of: an increase of approximately $711,000 at C-ML Cable and C-ML Radio (together the "Revised Venture"), due to an increase in property taxes as compared to 1994, increases in copyright fees and franchise taxes due to the increased subscriber base and an increase in sales-related expenses; an increase at California Cable of approximately $384,000 due primarily to higher programming costs partially offset by decreased marketing costs;
a combined increase of approximately $496,000 at the Wincom-WEBE-WICC radio group due to increases in commission and other revenue-related expenses as well as increased advertising costs, all partially offset by a decrease in the operating expenses of Registrant's television stations due to the sales in 1995. The remaining increases or decreases in property operating expenses at Registrant's other properties were immaterial either individually or in the aggregate.

During 1995 and 1994, Registrant incurred general and administrative expenses of approximately $22.3 million and $20.9 million, respectively. Registrant's total general and administrative expenses increased by approximately $1.3 million from year to year as a result of increases of approximately:
$1.4 million at the combined television operations due primarily to the cost of marketing the two stations; $374,000 at the combined cable and radio operations of the Revised Venture, due primarily to increased administrative costs related to an increase in the overall subscriber base; and an increase of approximately $207,000 at the Wincom-WEBE-WICC radio group due primarily to refurbishment costs related to new office space at WQAL-FM as well as an increase in overall insurance expense. These increases were partially offset by a decrease of approximately $677,000 at California Cable due primarily to decreased property tax expenses partially offset by increased costs related to the pending disposition of the California Cable systems. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial either individually or in the aggregate.

Registrant earned interest income of approximately $332,000 and $193,000 during 1995 and 1994, respectively, on its excess funds.

Interest expense of approximately $19.4 million and $16.0 million in 1995 and 1994, respectively, represents the cost incurred for borrowed funds utilized to acquire various media properties. The approximate $3.4 million increase in interest expense is due to:
(i) an increase pursuant to the Revised ML California Cable Credit Agreement of $3.9 million due to both higher floating interest rates from year to year and the increased rate incorporated by the amendments to the loan offset partially by a decrease of approximately $538,000 due to the sale of Registrant's television stations. The remaining increases or decreases in interest expense at Registrant's other properties were immaterial, either individually or in the aggregate.

Registrant's depreciation and amortization expense totalled approximately $28.1 million and $30.2 million in 1995 and 1994, respectively. This $2.1 million decrease resulted primarily from: a $1.0 million decrease at WREX and KATC due to the sale of these stations in 1995; a decrease of $763,000 at combined California Cable and radio operations due to fully depreciated assets; and a $198,000 decrease at the Wincom-WEBE-WICC radio group due to fully depreciated assets. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in aggregate.

Additional Operating Information

Registrant holds a 50% interest in the Revised Venture, which in turn, through C-ML Cable, passed 276,858 homes, provided basic cable television service to 117,338 subscribers and accounted for 75,760 pay units as of December 27, 1996. The following table shows the numbers of basic subscribers and pay units at Registrant's wholly-owned California Cable Systems and at C-ML
Cable:

                         As of           As of           As of
                     December 27,    December 29,    December 30,
                           1996            1995            1994
Homes Passed
California Cable
Systems (wholly-
owned)                        0         221,256             218,992
C-ML Cable (50%
owned)                  276,858         272,198             262,505
Basic Subscribers
California Cable
Systems (wholly-
owned)                        0         138,864             136,022
C-ML Cable (50%
owned)                  117,338         115,655             112,228
Pay Units
California Cable
Systems (wholly-
owned)                        0          73,500              77,749
C-ML Cable (50%
owned)                   75,760          73,565              68,735


The overall number of homes passed by C-ML Cable increased from the end of 1994 to the end of 1996 due primarily to the extension of cable plant to pass incremental homes, and the number of basic subscribers increased during the same period. This is due to the extension of cable service to pass additional homes, as well as to an increased level of marketing. The number of pay units at C-ML Cable increased from the end of 1994 to the end of 1996, primarily due to aggressive marketing efforts.

As of December 27, 1996, Registrant operated seven radio stations in three cities in the continental United States and one city in Puerto Rico. Each of Registrant's broadcast properties competes with numerous other outlets in its area, with the number of competing outlets varying from location to location. Stations are rated in each market versus competitors based on the number of viewers or listeners tuned to the various outlets in that market.

The information set forth below briefly describes, for each station owned by Registrant, the number of competitors that each station faces in its market and the station's ranking in that market, where applicable.

Registrant's radio station WQAL-FM in Cleveland, Ohio competes with approximately 25 other radio stations in the Cleveland market according to Arbitron, an accepted industry source. According to Arbitron, the station was ranked number one in the market in terms of listeners 12+ as of the Fall, 1996 rating period.

Registrant's radio stations WEBE-FM and WICC-AM in Fairfield County, Connecticut compete with approximately 45 other radio stations in the Fairfield County market according to Arbitron. According to Arbitron, WEBE-FM was ranked number one in Fairfield County and WICC-AM was ranked number one in Bridgeport, Connecticut in terms of listeners 12+ as of the Fall, 1996 rating period.

Market rating information was not available from a reliable source for Registrant's radio stations in Puerto Rico.

While reliable data is available from Arbitron for Registrant's radio stations in Anaheim, California, this information is not available to Registrant, as it does not subscribe to Arbitron or any other ratings service in the Anaheim market.


The above information on competition and ratings for Registrant's broadcast properties may give a distorted view of the success of, or competitive challenges to, each of the properties for a number of reasons. For example, the signals of stations listed as competitors may not be of equal strength throughout the market. In addition, the competitive threat posed by stations that serve essentially the same broadcast area is largely dependent upon factors (e.g., financial strength, format, programming, management, etc.) unknown to or outside the control of Registrant. Finally, rating information is segmented according to numerous demographic groups (e.g., listeners 12+, women 25-34, etc.), some of which are considered more attractive than others by advertisers. Consequently, a station may be ranked highly for one group but not another, with strength in different groups having substantially different impacts on financial performance. For purposes of the discussion above, the most general type of rating was used.

Item 8.   Financial Statements and Supplementary Data.

                    TABLE OF CONTENTS

                 ML Media Partners, L.P.

Independent Auditors' Report

Consolidated Balance Sheets as of December 27, 1996 and
December 29, 1995

Consolidated Statements of Operations for the three years ended December 27, 1996

Consolidated Statements of Cash Flows for the three years ended December 27, 1996

Consolidated Statements of Changes in Partners'
Capital/(Deficit) for the three years ended
December 27, 1996

Notes to Consolidated Financial Statements for the three years ended December 27, 1996

Schedule I - Condensed Financial Information of Registrant as of December 27, 1996 and December 29, 1995 and for the three years ended December 27, 1996

Schedule II - Valuation and Qualifying Accounts as of
December 27, 1996, December 29, 1995 and December 30, 1994

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership and its affiliated entities at December 27, 1996 and December 29, 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respect the information set forth therein.



/s/ Deloitte & Touche, LLP.

New York, New York
March 14, 1997

                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
           AS OF DECEMBER 27, 1996 AND DECEMBER 29, 1995

                               Notes       1996            1995
ASSETS:
Cash and cash equivalents        1      $ 91,591,280   $ 40,124,366
Investments held by escrow
agents                           2         6,244,252      1,000,000
Accounts receivable (net of
allowance for doubtful
accounts of $798,773 and
$856,484, respectively)                    6,768,307     12,215,484
Prepaid expenses and deferred
charges - net                    1           984,574      2,842,996
Property, plant and equipment
- net                           1,3       20,582,046     72,989,071
Intangible assets - net          1,4       33,587,880     79,636,581
Other assets                               1,236,485      1,389,998
TOTAL ASSETS                            $160,994,824   $210,198,496

LIABILITIES AND PARTNERS'
CAPITAL/(DEFICIT):
Liabilities:
Borrowings                     5,10     $ 60,348,428   $182,821,928
Accounts payable and
accrued liabilities              6        20,941,830     27,630,778
Subscriber advance payments                1,545,835      2,109,929
Total Liabilities                         82,836,093    212,562,635




(Continued on the following page.)

                       ML MEDIA PARTNERS, L.P.
                     CONSOLIDATED BALANCE SHEETS
            AS OF DECEMBER 27, 1996 AND DECEMBER 29, 1995
                             (continued)

                               Notes       1996            1995
Commitments and Contingencies    5,7

Partners' Capital/(Deficit):
General Partner:
Capital contributions, net of
offering expenses                 1        1,708,299       1,708,299
Cash distributions                        (1,167,841)        (75,957)
Cumulative income/(loss)                      304,047     (1,593,066)
                                             844,505          39,276

Limited Partners:
Capital contributions, net of
offering expenses (187,994
Units of Limited Partnership
Interest)                         1      169,121,150     169,121,150
Tax allowance cash distribution
                                         (6,291,459)     (6,291,459)
Cash distributions                      (115,616,310)     (7,519,760)
Cumulative income/(loss)                   30,100,845   (157,713,346)
                                          77,314,226     (2,403,415)
Total Partners'
Capital/(Deficit)                         78,158,731     (2,364,139)
TOTAL LIABILITIES AND PARTNERS'
CAPITAL/(DEFICIT)                      $ 160,994,824   $ 210,198,496



See Notes to Consolidated Financial Statements.

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE YEARS ENDED DECEMBER 27, 1996

                    Notes       1996          1995           1994
REVENUES:
Operating revenues     1    $ 71,831,996   $109,214,031   $105,910,208

Interest                       3,692,033        332,181        192,875
(Loss)/Gain on
sale of assets        2               -       (22,802)        122,154
Gain on sale of the
California Cable
Systems               2     185,609,191              -              -
Gain on sale of
WREX                  2               -      8,838,248              -
Gain on sale of
KATC                  2               -     13,958,206              -
Total revenues               261,133,220    132,319,864    106,225,237

COSTS AND EXPENSES:
Property operating            25,351,743     39,301,436     38,764,954
General and
administrative       6,7     13,895,965     22,255,438     20,907,542
Depreciation and
amortization        1,3,4    20,238,004     28,086,433     30,180,011
Interest expense       5      10,352,597     19,417,987     16,046,700
Management fees        6       1,337,034      1,566,245      1,591,831
Other                            246,573        202,085        184,955
Total costs and
expenses                     71,421,916    110,829,624    107,675,993

NET INCOME/(LOSS)           $189,711,304   $ 21,490,240  $ (1,450,756)


Per Unit of Limited
 Partnership Interest:

NET INCOME/(LOSS)           $     999.04   $     113.17  $      (7.64)


Number of Units                  187,994        187,994        187,994

See Notes to Consolidated Financial Statements.

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE YEARS ENDED DECEMBER 27, 1996
                                1996           1995           1994
Cash flows from
  operating activities:
Net income/(loss)           $189,711,304    $ 21,490,24   $(1,450,756
                                                      0             )
Adjustments to reconcile
  net income/(loss) to
  net cash provided by
  operating activities:
Depreciation and
  amortization                20,238,004     28,086,433    30,180,011
Bad debt expense                 360,989        236,504       319,392
Loss/(Gain) on sale of
 assets                               -          22,802     (122,154)
Gain on sale of the
  California Cable Systems  (185,609,19              -              -
                                     1)
Gain on sale of WREX                  -     (8,838,248)             -
Gain on sale of KATC                  -     (13,958,206             -
                                                      )
Changes in operating
 assets and liabilities:
Decrease/(Increase):
Short-term investments
    held by agents                    -       6,000,000   (6,000,000)
Investments held by
    escrow agents            (5,244,252)    (1,000,000)             -
  Accounts receivable          4,387,235      (750,328)   (2,451,478)
  Prepaid expenses and
    deferred charges             396,823        197,004       272,316
  Other assets                  (62,218)      1,468,187      (94,528)
(Decrease)/Increase:
  Accounts payable and
    accrued liabilities     (10,445,177)    (10,154,531     4,443,739
                                                      )
  Subscriber advance
    payments                    (101,592         214,52      (206,682
                                       )              9             )

Net cash provided by
  operating activities       13,631,925       23,014,386   24,889,860


 (Continued on the following page.)

                        ML MEDIA PARTNERS, L.P.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE YEARS ENDED DECEMBER 27, 1996
                              (continued)
                                 1996           1995           1994
Cash flows from investing
  activities:
Proceeds from sale of                   -         30,923         243,142
assets
Purchase of property,
  plant and equipment         (8,236,792)    (9,282,276)    (10,688,588)
Intangible assets                (10,000)      (246,699)       (281,221)
Proceeds from sale of the
  California Cable
  Systems                     286,000,000              -               -
Payment of costs
  incurred related to sale
  of the California Cable
  Systems                     (8,256,285)              -               -
Proceeds from sale of WREX              -     18,370,500               -
Proceeds from sale of KATC              -     24,500,000               -
Net cash provided by/
  (used in) investing
  activities                  269,496,923     33,372,448    (10,726,667)

Cash flows from
  financing activities:
Principal payments on
  borrowings                 (122,473,500   (35,349,040)    (14,397,381)
                                        )
Cash distributions           (109,188,434    (7,595,717)               -
                                        )
Net cash used in
  financing activities       (231,661,934    (42,944,757    (14,397,381)
                                        )              )

Net increase/(decrease)in
  cash and cash equivalents    51,466,914     13,442,077       (234,188)
Cash and cash
  equivalents at the
  beginning of year            40,124,366     26,682,289      26,916,477
Cash and cash
  equivalents at the
  end of year                $ 91,591,280   $ 40,124,366    $ 26,682,289

Cash paid for interest       $ 10,772,817    $ 21,384,422   $ 15,388,775


(Continued on the following page.)

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE YEARS ENDED DECEMBER 27, 1996
                             (continued)


Supplemental Disclosure:

Property, plant and equipment of approximately $184,000 and $696,000 was acquired but not paid for as of December 29, 1995 and December 30, 1994, respectively.

Effective May 31, 1996, the Partnership sold substantially all of the assets used in the operations of the California Cable
Systems.

Effective July 31, 1995, the Partnership sold substantially all of the assets used in the operations of television station WREX.

Effective September 30, 1995, the Partnership sold substantially all of the assets used in the operations of television station
KATC.


See Notes to Consolidated Financial Statements.

                       ML MEDIA PARTNERS, L.P.
  CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL/(DEFICIT)
             FOR THE THREE YEARS ENDED DECEMBER 27, 1996

                          General         Limited
                          Partner         Partners        Total
1994:

Partners' Deficit as
  of January 1, 1994    $   (85,161)   $ (14,722,745  $ (14,807,906)
                                                   )

   Net Loss                 (14,508)     (1,436,248)     (1,450,756)

Partners' Deficit as
  of December 30, 1994      (99,669)    (16,158,993)    (16,258,662)

1995:

   Net Income                214,902      21,275,338      21,490,240
   Cash Distribution        (75,957)     (7,519,760)     (7,595,717)

Partners' Capital/
  (Deficit) as of
  December 29, 1995           39,276      (2,403,415)   (2,364,139)

1996:

   Net Income              1,897,113     187,814,191     189,711,304
   Cash Distribution     (1,091,884)   (108,096,550)   (109,188,434)

Partners' Capital as
  of December 27, 1996   $   844,505   $  77,314,226   $  78,158,731






See Notes to Consolidated Financial Statements.

                     ML MEDIA PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE YEARS ENDED DECEMBER 27, 1996


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ML Media Partners, L.P. (the "Partnership" or the "Registrant") was formed and the Certificate of Limited Partnership was filed under the Delaware Revised Uniform Limited Partnership Act on February 1, 1985. Operations commenced on May 14, 1986 with the first closing of the sale of units of limited partnership interest ("Units"). Subscriptions for an aggregate of 187,994 Units were accepted and are now outstanding.

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

As of December 27, 1996, the Partnership's investments in media properties consisted of:

    a 50% interest in a venture (the "Revised Venture") which owns an AM (WUNO-AM) and FM (WFID-FM) radio station combination and a background music service in San Juan, Puerto Rico ("C-ML Radio") and, through its wholly-owned subsidiary corporation, Century-ML Cable Corporation ("C-ML Cable Corp."), operates two cable television systems in Puerto Rico ("C-ML Cable");
    an AM (WICC-AM) and FM (WEBE-FM) radio station combination in Bridgeport, Connecticut;

    an AM (KORG-AM) and FM (KEZY-FM) radio station combination in Anaheim, California; and

    Wincom Broadcasting Corporation ("Wincom"), a corporation that owns an FM radio station (WQAL-FM) in Cleveland, Ohio.

Reclassifications

Certain reclassifications were made to the 1995 financial statements to conform with the current period's presentation.

Basis of Accounting and Fiscal Year

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes. Pursuant to generally accepted accounting principles, the Partnership recognizes revenue as various services are provided. The Partnership consolidates its 100% interest in Wincom; its 99.999% interests in WEBE, WICC and Anaheim Radio and its pro rata 50% interest in the Revised Venture. In addition, the Partnership consolidated KATC, WREX and California Cable Systems prior to their respective dispositions (see Note 2). All intercompany accounts have been eliminated. The fiscal year of the Partnership ends on the last Friday of each calendar year.

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

Property and Depreciation

Property, plant and equipment is stated at cost, less accumulated depreciation. Property, plant and equipment is depreciated using the straight-line method over the following estimated useful lives:

 Machinery, Equipment and Distribution Systems      5-12 years
 Buildings                                       15-30.5 years
 Other                                              3-10 years

Initial subscriber connection costs, as it relates to the cable television systems, are capitalized and included as part of the distribution systems. Costs related to disconnects and reconnects are expensed as incurred. Expenditures for maintenance and repairs are charged to operating expense as incurred. Betterments, replacement equipment and additions are capitalized and depreciated over the remaining life of the assets.

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

Asset Impairment

In March 1995, Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This pronouncement, effective January 1, 1996, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used and certain identifiable intangibles to be disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The effect of adopting SFAS No. 121 did not have a material effect on the Partnership's financial position and results of operations.

The Partnership assesses the impairment of assets on a regular basis or immediately upon the occurrence of a significant event in the marketplace or an event that directly impacts its assets. The methodology varies depending on the type of asset but typically consists of comparing the net book value of the asset to either: (1) the undiscounted expected future cash flows generated by the asset, and/or (2) the current market values obtained from industry sources.

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

Broadcast Program Rights

Prior to the sale of the two television stations, amortization was recorded on a straight-line basis over the period of the license agreements or upon run usage (See Note 2).

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

The Partnership accounts for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes". No provision for income taxes has been made for the Partnership because all income and losses are allocated to the partners for inclusion in their respective tax returns. However, the Partnership owns certain entities which are consolidated in the accompanying financial statements which are taxable entities.

For entities owned by the Partnership which are consolidated in the accompanying financial statements, SFAS No. 109 requires the recognition of deferred income taxes for the tax consequences of differences between the bases of assets and liabilities for income tax and financial statement reporting, based on enacted tax laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. For the Partnership, SFAS No. 109 requires the disclosure of the difference between the tax bases and the reported amounts of the Partnership's assets and liabilities (see
Note 11).

2.   DISPOSITION OF ASSETS

WREX

On July 31, 1995, the Partnership completed the sale to Quincy Newspapers, Inc. ("Quincy") of substantially all of the assets used in the operations of the Partnership's television station WREX-TV, Rockford, Illinois ("WREX"), other than cash and accounts receivable. The purchase price for the assets was approximately $18.4 million, subject to certain adjustments. A reserve of approximately $2.3 million was established to cover certain purchase price adjustments and expenses and liabilities relating to WREX, and the balance of approximately $16.1 million was applied to repay a portion of the bank indebtedness secured by the assets of WREX and KATC (as defined below). Quincy did not assume certain liabilities of WREX and the Partnership will remain liable for such liabilities. On the sale of WREX, the Partnership recognized a gain for financial reporting purposes of approximately $8.8 million in 1995.

KATC

On September 30, 1995, the Partnership completed the sale to KATC Communications, Inc. (the "KATC Buyer") of substantially all of the assets used in the operations of the Partnership's television station KATC-TV, Lafayette, Louisiana ("KATC"), other than cash and accounts receivable. The KATC Buyer did not assume certain liabilities of KATC and the Partnership will remain liable for such liabilities. The purchase price for the assets was $24.5 million. From the proceeds of the sale, approximately $6.3 million was applied to repay in full the remaining bank indebtedness secured by the assets of KATC; a reserve of approximately $2.0 million was established to cover certain purchase price adjustments and expenses and liabilities relating to KATC; $1.0 million was deposited into an indemnity escrow account to secure the Partnership's indemnification obligations to the KATC Buyer; approximately $7.6 million was applied to pay a portion of accrued fees and expenses owed to the General Partner; and the remaining amount of approximately $7.6 million ($40 per Unit) was distributed to partners in December, 1995.
The Partnership recognized a gain for financial reporting purposes of approximately $14.0 million on the sale of KATC in 1995.

Wincom

On April 30, 1993, WIN Communications of Indiana, Inc., a 100%- owned subsidiary of Wincom, entered into an asset purchase agreement to sell substantially all of the assets of WCKN-AM/WRZX-FM, Indianapolis, Indiana (the "Indianapolis Stations") to Broadcast Alchemy, L.P.("Alchemy") for gross proceeds of approximately $7 million. The proposed sale was subject to approval by the Federal Communications Commission ("FCC"), which granted its approval on September 22, 1993. On October 1, 1993, the date of the sale of the Indianapolis Stations, the net proceeds from such sale, which totalled approximately $6.1 million, were remitted to Chemical Bank (now known as Chase Manhattan Bank; the "Wincom Bank"), as required by the terms of a restructuring agreement (the "Restructuring Agreement"), to reduce the outstanding principal amount of the Series B Term Loan due Chemical Bank. The Partnership recognized a gain of approximately $4.7 million on the sale of the Indianapolis Stations. In addition, the Partnership recognized an extraordinary gain of approximately $490,000 as a result of the remittance to the Wincom Bank of approximately $6.1 million in net proceeds to reduce the outstanding principal amount of the Series B Term Loan and the simultaneous forgiveness of the entire Series C Term Loan due the Wincom Bank pursuant to the Restructuring Agreement (see Note 5). The remaining portion of the forgiveness of the Series C Note will be amortized against interest expense over the remaining life of the loan.

California Cable

On November 28, 1994, the Partnership entered into an agreement (the "Asset Purchase Agreement") with Century Communications Corp. ("Century") to sell to Century substantially all of the assets used in the Partnership's California Cable Operation serving the Anaheim, Hermosa Beach/Manhattan Beach, Rohnert Park/Yountville and Fairfield communities (the "California Cable Systems"). On May 31, 1996, the Partnership consummated such sale pursuant to the terms of the Asset Purchase Agreement. The base purchase price for the California Cable Systems was $286 million, subject to certain adjustments including an operating cash flow, as well as, a working capital adjustment, as provided in the Asset Purchase Agreement.

At the closing, the Partnership and Century entered into a letter agreement (the "Letter Agreement") with respect to certain matters. Pursuant to the Asset Purchase Agreement and the Letter Agreement, the Partnership deposited $5 million into an indemnity escrow account, which is being classified on the accompanying Consolidated Balance Sheet as Investments held by escrow agents, and agreed to hold cash reserves of approximately $5.1 million pending the resolution of certain rate regulation and other matters relating to charges by the Partnership to its subscribers for cable service.

From the purchase price for the California Cable Systems, approximately $119.1 million, inclusive of accrued interest, was paid to Bank of America, as agent, to repay in full all outstanding indebtedness under the Amended and Restated Credit Agreement dated as of May 15, 1990, as amended, between the Partnership and the banks party thereto and to pay the brokerage fee of approximately $3 million. The Partnership set aside approximately $40.7 million, including the $5.1 million discussed above, in a cash reserve to cover both operating liabilities and litigation contingencies relating to the California Cable Systems' operations prior to their sale, as well as a potential significant purchase price adjustment. In addition, from the initial sale proceeds of the California Cable Systems, the Partnership will remit accrued management fees and expenses owed to the General Partner of approximately $9.2 million, of which $7.6 million was paid through December 27, 1996.

On August 15, 1996, the Partnership made a cash distribution to limited partners of record on May 31, 1996, of approximately $108.1 million ($575 per Unit) and approximately $1.1 million to its General Partner, representing its 1% share, from net distributable sales proceeds from the sale of the California Cable Systems.

In accordance with the Partnership Agreement, any amounts which may be available for distribution from any unused cash reserves, after accounting for other Partnership expenses including expenses incurred after May 31, 1996, will be distributed to partners of record as of the date such unused reserves are released, rather than to the partners of record on May 31, 1996, the date of the sale. As of December 27, 1996, the Partnership has approximately $37.0 million remaining in cash reserves to cover both operating liabilities and litigation contingencies relating to the California Cable Systems prior to their sale.

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                    As of           As of
                                December 27,    December 29,
                                      1996            1995
   Land and Improvements         $    994,026   $   4,633,340


   Buildings                        2,330,889       4,466,187

   Cable Distribution Systems
     and Equipment                 31,486,992     178,814,721

   Other                            1,016,181       2,825,282
                                   35,828,088     190,739,530

   Less accumulated              (15,246,042)   (117,750,459)
     depreciation

   Property, plant and
     equipment, net              $ 20,582,046   $  72,989,071




4.   INTANGIBLE ASSETS

Intangible assets consisted of the following:

                                    As of           As of
                                December 27,    December 29,
                                      1996            1995
     Goodwill                    $ 43,798,528   $  82,974,909

     Franchises                    35,315,562     109,499,044
     Other                          8,819,911       8,819,911
                                   87,934,001     201,293,864

     Less accumulated            (54,346,121)   (121,657,283)
     amortization

     Intangible assets, net      $ 33,587,880   $  79,636,581




5.   BORROWINGS

The aggregate amount of borrowings as reflected on the Consolidated Balance Sheets of the Partnership is as follows:

                                     As of           As of
                                 December 27,     December 29,
                                       1996             1995
  A)C-ML Notes/Credit             $ 50,000,000    $ 50,000,000
     Agreement
  B)ML California Credit
     Agreement                               -     120,148,500
  C)Restructuring
     Agreement/Wincom-WEBE-WICC
     Loan                           10,348,428      12,673,428

                                  $ 60,348,428    $182,821,928

A) Borrowings under the C-ML Notes bear semi-annual interest at a fixed annual rate of 9.47%. Beginning November 30, 1998, annual principal payments of $20 million, of which the Partnership's share is $10 million (see Note 9), commence and continue thereafter until November 30, 2002. The C-ML Notes require that C-ML Cable maintain certain ratios such as debt to operating cash flow, interest expense coverage and debt service coverage and restricts such items as cash distributions and certain additional indebtedness. Borrowings under the C-ML Notes are nonrecourse to the Partnership and are collateralized with substantially all of the Venture's interest in C-ML Cable and C-ML Radio, as well as by all of the assets of C-ML Cable and C-ML Radio.

     As of December 27, 1996 and December 29, 1995, outstanding borrowings under the C-ML Notes totalled $100 million, of which the Partnership's share is $50 million.

     On September 30, 1993, C-ML Cable entered into an amendment to the C-ML Revolving Credit Agreement whereby the termination date (the date upon which all revolving credit borrowings outstanding under the C-ML Revolving Credit Agreement are converted into a term loan) was extended from September 30, 1993 to December 15, 1993. Effective December 15, 1993, C-ML Cable entered into a second amendment to the C-ML Revolving Credit Agreement whereby the debt facility was converted into a reducing revolving credit with a final maturity of December 31, 1998. Beginning December 31, 1993, the amount of borrowing availability under the C-ML Revolving Credit Agreement is reduced quarterly each year. Outstanding amounts under the debt facility may be prepaid at any time subject to certain conditions. As of December 27, 1996, there were no borrowings outstanding under the C-ML Revolving Credit Agreement. In April 1997, the C-ML Revolving Credit Agreement was terminated.

B) The California Cable Systems borrowings under the Amended and Restated ML California Credit Agreement dated as of May 15, 1990, as amended, were repaid in full in 1996 with the proceeds from the sale of the California Cable Systems (see
     Note 2).

C) On July 30, 1993, the Partnership and the Wincom Bank executed the Restructuring Agreement, effective January 1, 1993, which cured all previously outstanding principal and interest payments and covenant defaults pursuant to the Wincom-WEBE-WICC Loan. In addition, as part of the restructuring process, the Partnership agreed to sell substantially all of the assets of the Indianapolis Stations (see Note 2).

     The Restructuring Agreement provided for the outstanding principal and interest due Wincom Bank as of December 31, 1992 (approximately $24.7 million and $2.0 million, respectively) to be divided into three notes as follows: a Series A Term Loan in the amount of $13 million; a Series B Term Loan in the amount of approximately $11.7 million; and a Series C Term Loan in the amount of approximately $2.0 million (which represented all the accrued interest outstanding under the Wincom-WEBE-WICC Loan as of December 31, 1992).

     The Series A Term Loan bears interest, payable monthly, at the Wincom Bank's Alternate Base Rate plus 1-3/4% effective January 1, 1993, with principal payments due quarterly in increasing amounts beginning March 31, 1994 and continuing through the final maturity at December 31, 1997. Additional principal payments are also required annually from Excess Cash Flow, as defined. The outstanding balance under the Series A Term Loan was $7,955,291 as of December 27, 1996.

     The Series B Term Loan bears interest at a rate equal to the Wincom Bank's Alternate Base Rate plus 1-3/4% beginning on April 30, 1994, with interest payments accruing, and payable annually only from Excess Cash Flow. The outstanding balance under the Series B Term Loan was $2,393,137 as of December 27, 1996. The remaining principal amount of the Series B Term Loan is due on December 31, 1997.

     As a result of the principal payment made on the Series B
     Term Loan from the net proceeds from the sale of the Indianapolis Stations exceeding $6 million, the full principal amount of the Series C Term Loan was forgiven by the Wincom Bank on October 1, 1993 pursuant to the terms of the Restructuring Agreement (see Note 2).

     Pursuant to the final maturity date set forth in the Restructuring Agreement, all amounts outstanding under the Series A Term Loan and the Series B Term Loan will become due and payable on December 31, 1997. As a result of an ambiguity in the covenant provisions in the Restructuring Agreement, the Wincom Bank may take the position that the Partnership is in default of a negative loan covenant. If the Wincom Bank was successful in asserting this position, the Partnership would be in default and the Wincom Bank could exercise its contractual remedies which include its right to accelerate the December 31, 1997 due date of the entire amount of the loan. However, based upon the Partnership's conversations with a representative of the Wincom Bank, the Partnership does not believe that it is in default.

     The Wincom-WEBE-WICC group currently does not, nor does it expect to in the future, have sufficient cash to pay all outstanding amounts on such final maturity date. Accordingly, the Wincom-WEBE-WICC group anticipates obtaining a refinancing of such loan, although there can be no assurances that it will be able to do so on economically satisfactory terms.

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

     After principal and interest due under the Series A Term Loan and the Series B Term Loan have been satisfied in full, any remaining cash proceeds generated from the operations of, or the sale proceeds from the sale of, the stations in the Wincom-WEBE-WICC group will be divided between the Partnership and the Wincom Bank, with the Partnership receiving 85% and the Wincom Bank receiving 15%, respectively.

As of December 27, 1996, the annual aggregate amounts of principal payments (without considering potential accelerations made possible by defaults) required for the borrowings as reflected in the consolidated balance sheet of the Partnership are as follows:

        Year Ending        Principal Amount
            1997               $ 10,348,428
            1998                 10,000,000
            1999                 10,000,000
            2000                 10,000,000
            2001                 10,000,000
     Thereafter                  10,000,000
                               $ 60,348,428

Based upon the restrictions of the borrowings as described above, approximately $81,075,058 million of assets are restricted from distribution by the entities in which the Partnership has an interest as of December 27, 1996.

6.   TRANSACTIONS WITH THE GENERAL PARTNER AND ITS AFFILIATES

During the three years ended December 27, 1996, the Partnership incurred the following expenses in connection with services provided by the General Partner and its affiliates:

                             1996            1995           1994
Media Management
  Partners (General
  Partner)

Partnership Mgmt. fee    $   557,979    $   557,979       $  557,979
Property Mgmt. fee           779,055      1,008,266        1,033,852
Reimbursement of
  Operating Expenses         799,690      1,039,772          993,622
                          $2,136,724    $ 2,606,017       $2,585,453

In addition, the Partnership, through the California Cable Systems, was party to an agreement with MultiVision Cable TV Corp. ("MultiVision"), an affiliate of the General Partner, whereby MultiVision provided the California Cable Systems with certain administrative services. The reimbursed cost charged to the California Cable Systems for these services amounted to an aggregate of $1,113,302, $2,629,560 and $1,937,332 for 1996, 1995
and 1994, respectively. These costs did not include programming costs that were charged, without markup, to the California Cable Systems under an agreement to allocate certain management costs.

From the initial sale proceeds of the California Cable Systems in 1996, the Partnership will remit accrued management fees and expenses owed to the General Partner of approximately $9.2 million, of which $7.6 million was paid through December 27, 1996. In 1995, approximately $7.6 million of the proceeds from the sale of KATC was applied to pay a portion of accrued fees and expenses owed to the General Partner. Also during 1995, the Partnership paid $1.0 million to the General Partner representing partial payment for third and fourth quarter management fees and out-of-pocket expenses. As of December 27, 1996, December 29, 1995 and December 30, 1994, the amounts payable to the General Partner for management fees and reimbursement of operating expenses were approximately $2.3 million, $7.9 million and $14.1 million, respectively.
7.   COMMITMENTS AND CONTINGENCIES

Lease Commitments

C-ML Cable rents office and warehouse facilities under various operating lease agreements. In addition, Wincom, the Anaheim Radio Stations, WEBE-FM and WICC-AM lease office space, broadcast facilities and certain other equipment under various operating lease agreements. Prior to their disposition, KATC-TV and the California Cable Systems leased office space, equipment, and space on utility poles under operating leases with terms of less than one year, or under agreements which are generally terminable on short notice. Rental expense was incurred for the three years ended December 27, 1996 as follows:



                             1996            1995           1994
California Cable
Systems                   $ 199,501      $ 377,186         $ 360,417
KATC-TV                           -          8,250            13,199
WICC-AM                      72,898        105,182           105,182
Anaheim Radio Stations      145,796        136,260           120,453
WEBE-FM                     202,730        147,587           166,362
Wincom                      148,296        151,477           152,844
C-ML Cable                   30,000         30,000            28,500
                          $ 799,221      $ 955,942         $ 946,957

Future minimum commitments under all of the above agreements in excess of one year are as follows:

                Year Ending            Amount
                    1997            $  629,620
                    1998               499,883
                    1999               504,624
                    2000               308,503
                    2001               302,378
             Thereafter              1,249,218
                                    $3,494,226



Litigation

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

8.   SEGMENT INFORMATION

The following analysis provides segment information for the two main industries in which the Partnership operates. The Cable Television Systems segment consists of the Partnership's 50% share of C-ML Cable Corp. and the California Cable Systems until its sale on May 31, 1996. The Television and Radio Stations segment consists of KATC-TV until its sale on September 30, 1995, WREX-TV until its sale on July 31, 1995, WEBE-FM, Wincom, WICC-AM, the Anaheim Radio Stations, and the Partnership's 50% share of the C-ML Radio Stations.

                             Cable       Television
                          Television      and Radio
1996                         Systems       Stations         Total
Operating revenues        $ 50,428,590   $ 21,143,717    $ 71,572,307
Interest income              1,166,362        346,537      1,512,899
Operating expenses        (42,296,680)   (16,309,917)    (58,606,597)
Operating income before
gain on sale of assets       9,298,272      5,180,337      14,478,609
Gain on sale of the
California Cable
Systems                    185,609,191              -     185,609,191
Operating income           194,907,463      5,180,337     200,087,800

Plus: depreciation and
amortization                18,848,938      1,389,066      20,238,004
Operating income before
depreciation and
amortization               213,756,401      6,569,403     220,325,804
Less: depreciation and
amortization              (18,848,938)    (1,389,066)    (20,238,004)
Operating income          $194,907,463   $  5,180,337     200,087,800

Service fee income from
C-ML Radio                                                    259,689
Interest income                                             2,179,134
Interest expense                                         (10,352,597)
Partnership expenses                                      (2,462,722)
Net income                                               $189,711,304

(Continued on the following page.)




                             Cable       Television
                          Television      and Radio
1996                         Systems       Stations         Total


Identifiable assets       $107,467,339   $ 44,693,750    $152,161,089
Partnership assets                                          8,833,735
Total                                                    $160,994,824

Capital expenditures      $  7,833,870   $    402,922    $  8,236,792

Depreciation and
amortization              $ 18,848,938   $  1,389,066    $ 20,238,004




                             Cable       Television
                          Television      and Radio
1995                         Systems       Stations         Total
Operating revenues        $ 81,242,427   $ 27,971,604    $109,214,031
Operating expenses        (65,687,910)   (22,878,517)    (88,566,427)
Operating income before
gain/(loss) on sale of
assets                      15,554,517      5,093,087      20,647,604
Gain on sale of WREX                 -      8,838,248       8,838,248
Gain on sale of KATC                 -     13,958,206      13,958,206
Loss on sale of assets        (22,802)              -        (22,802)
Operating income            15,531,715     27,889,541      43,421,256

Plus: depreciation and
amortization                25,986,951      2,099,482      28,086,433
Operating income before
depreciation and
amortization                41,518,666     29,989,023      71,507,689
Less: depreciation and
amortization              (25,986,951)    (2,099,482)    (28,086,433)
Operating income          $ 15,531,715   $ 27,889,541      43,421,256

Interest income                                               332,181
Interest expense                                         (19,417,987)
Partnership expenses                                      (2,845,210)
Net income                                               $ 21,490,240


Identifiable assets       $161,967,792   $ 44,221,535    $206,189,327
Partnership assets                                          4,009,169
Total                                                    $210,198,496

Capital expenditures      $  8,850,903   $    431,373    $  9,282,276

Depreciation and
amortization              $ 25,986,951   $  2,099,482   $ 28,086,433



                              Cable       Television
                          Television      and Radio
1994                         Systems       Stations         Total

Operating revenues         $ 76,549,818   $ 29,360,390   $105,910,208
Operating expenses         (66,605,154)   (25,132,667)    (91,737,821)
Operating income before
gain on sale of assets       9,944,664      4,227,723      14,172,387
Gain on sale of assets          122,154              -         122,154
Operating income             10,066,818      4,227,723      14,294,541

Plus:  depreciation and
amortization                26,295,664      3,871,986      30,167,650
 Operating income before
depreciation and
amortization                36,362,482      8,099,709      44,462,191
 Less: depreciation and
amortization              (26,295,664)    (3,871,986)   (30,167,650)
 Operating income          $ 10,066,818   $  4,227,723      14,294,541

Interest income                                                192,875
Interest expense                                          (16,046,700)
Partnership income                                             108,528
Net loss                                                 $ (1,450,756)


Identifiable assets        $174,323,336   $ 59,402,010    $233,725,346
Partnership assets                                           4,605,012
Total                                                     $238,330,358

Capital expenditures       $  9,334,475   $  1,354,113    $ 10,688,588

Depreciation and
amortization              $ 26,295,664   $  3,871,986      30,167,650
Partnership depreciation
and amortization
                                                              12,361
Total                                                     $ 30,180,011


9.   JOINT VENTURES

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

Under the terms of the Revised Joint Venture Agreement, Century is responsible for the day-to-day operations of C-ML Cable and the Partnership is responsible for the day-to-day operations of the C-ML Radio properties. For providing services of this kind, Century is entitled to receive annual compensation of 5% of C-ML Cable's net gross revenues (defined as gross revenues from all sources less monies paid to suppliers of pay TV product, e.g., HBO, Cinemax, Disney and Showtime) and the Partnership is entitled to receive annual compensation of 5% of the C-ML Radio properties' gross revenues (after agency commissions, rebates or discounts and excluding revenues from barter transactions). All significant policy decisions relating to the Venture, the operation of C-ML Cable and the operation of the C-ML Radio properties, however, will only be made upon the concurrence of both the Partnership and Century. The Partnership may require a sale of the assets and business of C-ML Cable or the C-ML Radio properties at any time. If the Partnership proposes such a sale, the Partnership must first offer Century the right to purchase the Partnership's 50% interest in the assets being sold at 50% of the total fair market value at such time as determined by independent appraisal. If Century elects to sell either the C-ML Cable or the C-ML Radio properties, the Partnership may elect to purchase Century's interest in the assets being sold on similar terms.

The total assets, total liabilities, net capital, total revenues and net income of the Revised Venture are as follows:

                                December 27,    December 29,
                                      1996            1995

Total Assets                    $ 126,300,000   $ 123,800,000


Total Liabilities               $ 117,700,000   $ 115,700,000


Net Capital                     $   8,600,000    $   8,100,000





                       1996           1995           1994
Total Revenues    $ 58,600,000   $ 53,800,000     $ 48,600,000



Net Income        $    500,000   $  4,600,000     $  1,200,000



10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial
Instruments", requires companies to report the fair value of certain on- and off-balance sheet assets and liabilities which are defined as financial instruments.

Considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not indicative of the amounts that the Partnership could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Assets, including cash and cash equivalents and accounts receivable and liabilities, such as trade payables, are carried at amounts which approximate fair value.

Borrowings

The General Partner has been able to determine the estimated fair value of the C-ML Notes based on a discounted cash flow analysis. As of December 27, 1996 and December 29, 1995, the estimated fair value of the C-ML Notes is approximately $104 million and $110 million, respectively, of which approximately 50% of the estimated fair value or $52 million and $55 million, respectively pertains to the carrying amount reflected on the Partnership's Consolidated Balance Sheet.

The General Partner has determined that the carrying value of the Wincom-WEBE-WICC Restructuring Agreement approximates fair value due to the floating rate nature of the outstanding borrowings as of December 27, 1996 and December 29, 1995.

11.   ACCOUNTING FOR INCOME TAXES

Certain entities owned by the Partnership are taxable entities and thus are required under SFAS No. 109 to recognize deferred income taxes. The components of the net deferred tax asset are as follows:

                                         As of           As of
                                      December 27,    December 29,
                                            1996            1995
Deferred tax assets:
Basis of intangible assets             $     52,325    $     95,553
Net operating loss carryforward          15,205,078      20,834,250
Alternative minimum tax credit              228,765          80,165
Other                                        30,520          28,964
                                        15,516,688      21,038,932
Deferred tax liabilities:
Basis of property, plant and
equipment                                 (27,322)        (46,756)

Total                                   15,489,366      20,992,176
Less: valuation allowance             (15,489,366)    (20,992,176)
Net deferred tax asset                $          0    $          0


There is no provision for income taxes required for each of the three years ended December 27, 1996. The change in the net deferred tax asset for the year ended December 27, 1996 of approximately $5.5 million relates primarily to the utilization and expiration of net operating loss carryforwards and was fully offset by a corresponding reduction in the valuation allowance.

As of December 27, 1996, the taxable entities have available net operating loss carryforwards of approximately $39.4 million which may be applied against future taxable income of such entities. Such net operating loss carryforwards expire at various dates from 1997 through 2007.
For the Partnership, the differences between the tax bases of assets and liabilities and the reported amounts are as follows:


                                         As of            As of
                                      December 27,     December 29,
                                            1996             1995
Partners' Capital/(Deficit) -
 financial statements                 $ 78,158,731     $ (2,364,139)
 Differences:
Offering expenses                       19,063,585        19,063,585
Basis of property, plant and
 equipment and intangible assets
                                         5,415,192      (37,430,057)
Cumulative losses of stock
 investments (corporations)             72,762,062        74,080,793
Management fees                            782,653         5,588,444
Other                                  (8,240,254)           585,037
Partners' Capital - income tax basis
                                      $167,941,969      $ 59,523,663


                      ML MEDIA PARTNERS, L.P.
           AS OF DECEMBER 27, 1996 AND DECEMBER 29, 1995
SCHEDULE I   CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      ML Media Partners, L.P.
                      Condensed Balance Sheets
           as of December 27, 1996 and December 29, 1995

                             Notes        1996             1995
ASSETS:
Cash and cash equivalents      3     $   8,678,229     $  3,848,741
Accrued interest                            38,141            9,412
Accounts receivable                        117,365          151,016
Investment in subsidiaries    1,2       71,462,433        1,524,730
TOTAL ASSETS                         $  80,296,168     $  5,533,899

LIABILITIES AND PARTNERS'
CAPITAL/(DEFICIT):
Liabilities:
Accounts payable and accrued
liabilities                          $   2,137,437    $   7,898,038

Partners' Capital/(Deficit):
General Partner:
Capital contributions, net
of offering expenses                     1,708,299        1,708,299
Cash distributions                     (1,167,841)         (75,957)
Cumulative income/(loss)                   304,047      (1,593,066)
                                           844,505           39,276
Limited Partners:
Capital contributions, net
of offering expenses
(187,994 Units of Limited
Partnership Interest)                  169,121,150      169,121,150
Tax allowance cash
distribution                           (6,291,459)      (6,291,459)
Cash distributions                   (115,616,310)      (7,519,760)
Cumulative income/(loss)                30,100,845    (157,713,346)
                                        77,314,226      (2,403,415)
Total Partners'
Capital/(Deficit)                       78,158,731      (2,364,139)
TOTAL LIABILITIES AND
PARTNERS' CAPITAL/(DEFICIT)          $  80,296,168    $   5,533,899

See Notes to Condensed Financial Statements.

                      ML MEDIA PARTNERS, L.P.
                        FOR THE THREE YEARS ENDED DECEMBER 27, 1996

 SCHEDULE I  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Cont'd)

                      ML Media Partners, L.P.
                 Condensed Statements of Operations
                        For the Three Years Ended December 27, 1996

                   NOTE         1996           1995           1994
                     S
REVENUES:
Service fee
income from C-ML
Radio                     $    259,68     $   210,694    $   235,12
                                    9                             0
Interest                    2,179,134         332,181       192,875
Gain on sale of
the California
Cable Systems             185,609,191               -             -

Gain on sale of
WREX                                -       8,838,248             -
Gain on sale of
KATC                                -      13,958,206             -

Total revenues            188,048,014      23,339,329       427,995


COSTS AND
EXPENSES:
General and
administrative              1,125,688       1,278,965     1,409,380
Amortization                        -               -        12,361
Management fees
to General
Partner                     1,337,034       1,566,245     1,591,831

Total costs and
expenses                    2,462,722       2,845,210     3,013,572


Share of
subsidiaries' net
income               2      4,126,012         996,121     1,134,821


NET INCOME/(LOSS)         $189,711,30     $21,490,240    $(1,450,75
                                    4                            6)


See Notes to Condensed Financial Statements.

                      ML MEDIA PARTNERS, L.P.
            FOR THE THREE YEARS ENDED DECEMBER 27, 1996

SCHEDULE I  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Cont'd)

                      ML Media Partners, L.P.
                 Condensed Statements of Cash Flows
            For the Three Years Ended December 27, 1996

                            1996            1995            1994

Cash flows from
operating activities:

Net income/(loss)       $ 189,711,304    $ 21,490,240   $ (1,450,756)
Adjustments to
reconcile net
income/(loss) to net
cash (used in)/
provided by operating
activities:
Amortization                        -               -          12,361
Gain on sale of the
California Cable
Systems                 (185,609,191)               -               -
Gain on sale of WREX                -     (8,838,248)               -
Gain on sale of KATC                -    (13,958,206)               -
Share of subsidiaries'
net income
                          (4,126,012)       (996,121)     (1,134,821)
Change in operating
assets and
liabilities:

Decrease/(Increase):
 Accrued interest            (28,729)          28,869        (26,377)


Continued on the following page.

                      ML MEDIA PARTNERS, L.P.
            FOR THE THREE YEARS ENDED DECEMBER 27, 1996

SCHEDULE I  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Cont'd)

                      ML Media Partners, L.P.
                 Condensed Statements of Cash Flows
            For the Three Years Ended December 27, 1996

                              1996           1995           1994
 Accounts receivable              33,651      (151,016)             -
(Decrease)/Increase in
accounts payable and
accrued liabilities          (5,741,684)    (5,827,295)     2,729,100
Net cash (used
in)/provided by
operating activities         (5,760,661)    (8,251,777)       129,507

Cash flows from investing
activities:
Net proceeds from sale of
the California Cable
Systems                      119,778,583              -             -
Net proceeds from sale of
WREX and KATC                          -     15,129,505             -
Net cash provided by
investing activities         119,778,583     15,129,505             -

Cash flows from financing
activities:
Cash distributions         (109,188,434)    (7,595,717)             -
Net cash used in
financing activities       (109,188,434)   (7,595,717)               -
Net increase/(decrease)
in cash and cash
equivalents                    4,829,488      (717,989)       129,507
Cash and cash equivalents
at beginning of year
                               3,848,741      4,566,730     4,437,223
Cash and cash equivalents
at end of year
                           $   8,678,229    $ 3,848,741   $ 4,566,730

See Notes to Condensed Financial Statements.

                     ML MEDIA PARTNERS, L.P.
           FOR THE THREE YEARS ENDED DECEMBER 27, 1996

Schedule I   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
             (Cont'd)


                     ML Media Partners, L.P.
             Notes To Condensed Financial Statements
           For the Three Years Ended December 27, 1996


1.   Organization

As of December 27, 1996, ML Media Partners, L.P. (the "Partnership") owned Wincom, WEBE-FM, WICC-AM and the Anaheim Radio Stations. The Partnership owned KATC-TV for all of 1994 and a 273-day period in 1995, and WREX-TV for all of 1994 and a 212-day period in 1995. In addition, the Partnership owned the California Cable Systems for all 1994, 1995 and a 152-day period in 1996. The Partnership also has a 50% interest in the Revised Venture (see Note 9 to the consolidated financial statements). All of the preceding investments shall herein be referred to as the "Subsidiaries".

2.   Investment in Subsidiaries

The Partnership's investment in the Subsidiaries is accounted for under the equity method in the accompanying condensed financial statements.

The following is a summary of the financial position and results of operations of the Subsidiaries:

                                    As of           As of
                                December 27,    December 29,
                                      1996            1995
Assets                          $ 152,161,089   $ 206,189,326
Liabilities                      (80,698,656)   (204,664,596)
Investment in Subsidiaries      $  71,462,433   $   1,524,730


                     ML MEDIA PARTNERS, L.P.
           FOR THE THREE YEARS ENDED DECEMBER 27, 1996

Schedule I   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
             (Cont'd)


                     ML Media Partners, L.P.
             Notes To Condensed Financial Statements
           For the Three Years Ended December 27, 1996


                      Year Ended      Year Ended      Year Ended
                     December 27,    December 29,    December 30,
                           1996            1995            1994

Operating revenues     $ 71,831,996    $109,214,031    $105,910,208

Share of
subsidiaries' net
income                $  4,126,012    $    996,121    $  1,134,821


3.   Cash and Cash Equivalents

As of December 27, 1996, the Partnership had $8,678,229 in cash and cash equivalents, of which $8,667,505 was invested in commercial paper. In addition, the Partnership had $10,724 in cash. These funds are held in reserve for the operating requirements of the Partnership.

As of December 29, 1995, the Partnership had $3,848,741 in cash and cash equivalents, of which $3,752,736 was invested in commercial paper. In addition, the Partnership had $96,005 invested in cash. These funds were held in reserve for the operating requirements of the Partnership.

                     ML MEDIA PARTNERS, L.P.
AS OF DECEMBER 27, 1996, DECEMBER 29, 1995 AND DECEMBER 30, 1994


Schedule II  Valuation and Qualifying Accounts


                        Additions
                       Charged to
        Balance at      Costs and
       Beginning of    Expenses or   Deductions and     Balance at
Perio       Period        Other             Other        End    of
  d                     Accounts                          Period

Intangible Assets
1996    $121,657,283   $ 5,490,735  $(72,801,897) (3)   $ 54,346,121


1995    $122,438,628   $10,186,422  $(10,967,767) (1)   $121,657,283


1994    $111,069,407   $11,369,221          $       -   $122,438,628



Prepaid Expenses and Deferred Charges

1996    $  7,352,383   $   339,201  $ (4,210,055) (4)   $  3,481,529


1995    $  7,782,985   $   487,245  $   (917,847) (2)   $  7,352,383


1994    $  7,241,087   $   545,574     $     (3,676)    $  7,782,985



(1) Deductions and Other for Intangible Assets consists of the accumulated amortization of intangible assets related to the sale of television stations WREX and KATC in the amount of $10,967,767 (see Note 2).

(2)  Deductions and Other for Prepaid Expenses and Deferred
     Charges consists of the accumulated amortization of prepaid expenses and deferred charges related to the sale of television stations WREX and KATC in the amount of $917,847
     (see Note 2).

(3) Deductions and Other for Intangible Assets consists of the accumulated amortization of intangible assets related to the sale of the California Cable Systems in the amount of $72,801,897 (See Note 2).

(4) Deductions and Other for Prepaid Expenses and Deferred charges consists of the accumulated amortization of prepaid expenses and deferred charges related to the sale of the California Cable Systems in the amount of $4,210,055 (See
     Note 2).
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

RP Media Management (the "Management Company")


                       Served in Present
                           Capacity
          Name             Since (1)             Position Held

I. Martin Pompadur          1/01/86       President, Chief Executive
                                          Officer, Chief Operating
                                          Officer, Secretary,
                                          Director

Elizabeth McNey Yates       4/01/88       Executive Vice President

 (1) The Director holds office until his successor is elected and qualified. All executive officers serve at the pleasure of the Board of Director.


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

Kevin K. Albert            02/19/91       President
                           12/16/85       Director

Robert F. Aufenanger       02/02/93       Executive Vice President
                           03/28/88       Director

Michael E. Lurie           08/10/95       Vice President
                           08/11/95       Director

Steven N. Baumgarten       02/02/93       Vice President

David G. Cohen             08/11/95       Vice President

Diane T. Herte             08/11/95       Treasurer


 (1) Directors hold office until their successors are elected and qualified. All executive officers serve at the pleasure of the Board of Directors.
I. Martin Pompadur, 61, Director and President of RP Media Management. Mr. Pompadur is also the Chairman and Chief Executive Officer of GP Station Partners which is the General Partner of Television Station Partners, L.P., a private limited partnership that owned and operated four network affiliated television stations. These stations were sold in January 1996 and this partnership is currently in its liquidation phase. Mr. Pompadur is the Chairman and Chief Executive Officer of PBTV, Inc., the Managing General Partner of Northeastern Television Investors Limited Partnership, a private limited partnership which owns and operates WBRE-TV, a network affiliated station in Wilkes-Barre/Scranton, Pennsylvania. Mr. Pompadur is also the President and a Director of RP Opportunity Management, L.P. ("RPOM"), a limited partnership organized under the laws of Delaware, which is indirectly owned and controlled by Mr. Pompadur. RPOM is a partner in Media Opportunity Management Partners, an affiliate of the General Partner, and the general partner of ML Media Opportunity Partners, L.P. which was formed to invest in under performing and turnaround media businesses and which presently owns 51.005% interest in an entity which owns two network affiliated television stations. Mr. Pompadur is the Principal Executive Officer of ML Media Opportunity Partners, L.P. Mr. Pompadur is also Chief Executive Officer of MultiVision Cable TV Corp. ("MultiVision"), a cable television multiple system operator ("MSO") organized in January 1988 and owned principally by Mr. Pompadur and the estate of Elton H. Rule to provide MSO services to cable television systems acquired by entities under his control. Mr. Pompadur is a principal owner, member of the Board of Directors and Secretary of Caribbean International News Corporation ("Caribbean"). Caribbean owns and publishes EL Vocero, the largest Spanish language daily newspaper in the United States.

Elizabeth McNey Yates, 33, Executive Vice President of RP Media Management, joined RP Companies Inc., an entity controlled by Mr. Pompadur, in April 1988 and has senior executive responsibilities in the areas of finance, operations, administration, acquisitions and dispositions. Ms. Yates is Chief Operating Officer and Executive Vice President of RP Companies, Inc., Executive Vice President of RPOM, Chief Operating Officer and Executive Vice President of RP Radio Management Inc. and is the President and Chief Operating Officer of MultiVision.

Kevin K. Albert, 44, a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. Mr. Albert works in the Equity Private Placement Group and is involved in structuring and placing a diversified array of private equity financings including common stock, preferred stock, limited partnership interests and other equity-related securities. Mr. Albert is also a director of ML Film Entertainment Inc. ("ML Film"), an affiliate of MLMM and the managing general partner of the general partners of Delphi Film Associates IV, V and ML Delphi Premier Partners, L.P.; a director of ML Opportunity Management Inc. ("ML Opportunity"), an affiliate of MLMM and a joint venturer in Media Opportunity Management Partners, the general partner of ML Media Opportunity Partners, L.P.; a director of ML Mezzanine II Inc. ("ML Mezzanine II"), an affiliate of MLMM and sole general partner of the managing general partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P.; a director of ML Mezzanine Inc. ("ML Mezzanine"), an affiliate of MLMM and the sole general partner of the managing general partner of ML-Lee Acquisition Fund, L.P.; a director of Merrill Lynch Venture Capital Inc. ("ML Venture"), an affiliate of MLMM and the general partner of the Managing General Partner of ML Venture Partners II, L.P. ("Venture II") and ML Oklahoma Venture Partners Limited Partnership ("Oklahoma") and a director of Merrill Lynch R&D Management Inc. ("ML R&D"), an affiliate of MLMM and the general partner of the General Partner of ML Technology Ventures, L.P. Mr. Albert also serves as an independent general partner of Venture II.

Robert F. Aufenanger, 43, a Vice President of Merrill Lynch & Co. Corporate Credit and a Director of the Partnership Management Department, joined Merrill Lynch in 1980. Mr. Aufenanger is responsible for the ongoing management of the operations of the equipment, real estate and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp. and Merrill Lynch, Hubbard Inc., affiliates of Merrill Lynch, are general partners. Mr. Aufenanger is also a director of ML Opportunity, MLH Real Estate Inc., an affiliate of MLMM and the general partner of the Associate General Partner of ML/EQ Real Estate Portfolio, L.P., MLH Property Managers Inc., an affiliate of MLMM and the Managing General Partner of MLH Income Realty Partnership VI, ML Film, ML Venture, ML R&D, ML Mezzanine and ML Mezzanine II.

Michael E. Lurie, 53, a First Vice President of Merrill Lynch & Co. Corporate Credit and the Director of the Asset Recovery Management Department, joined Merrill Lynch in 1970. Prior to his present position, Mr. Lurie was the Director of Debt and Equity Markets Credit responsible for the global allocation of credit limits and the approval and structuring of specific transactions relating to debt and equity products. Mr. Lurie also served as Chairman of the Merrill Lynch International Bank Credit Committee. Mr. Lurie is also a director of ML Opportunity, ML Film, ML Venture, ML R&D and MLH Real Estate Inc.

Steven N. Baumgarten, 41, a Vice President of Merrill Lynch & Co. Corporate Credit joined Merrill Lynch in 1986. Mr. Baumgarten shares responsibility for the ongoing management of the operations of the equipment and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners. Mr. Baumgarten is also a director of ML Film.

David G. Cohen, 34, a Vice President of Merrill Lynch & Co. Corporate Credit joined Merrill Lynch in 1987. Mr. Cohen shares responsibility for the ongoing management of the operations of the equipment and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners.

Diane T. Herte, 36, a Vice President of Merrill Lynch & Co. Investment Banking Group since 1996 and previously an Assistant Vice President of Merrill Lynch & Co. Corporate Credit Group since 1992, joined Merrill Lynch in 1984. Ms. Herte's responsibilities include controllership and financial management functions for certain partnerships for which subsidiaries of Merrill Lynch are the general partner.

Mr. Pompadur and Ms. Yates were each executive officers of Maryland Cable Corp. and Maryland Cable Holdings Corp. at and during the two years prior to the filing by both companies on March 10, 1994 of a consolidated plan of reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York. Maryland Cable Holdings Corp. was at the time of such filings a subsidiary of ML Media Opportunity Partners, L.P.

Mr. Aufenanger is an executive officer of Mid-Miami Diagnostics Inc. ("Mid-Miami Inc."). On October 28, 1994 both Mid-Miami Inc. and Mid-Miami Diagnostics, L.P. filed voluntary petitions for protection from creditors under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.

An Investment Committee of Registrant was established to have the responsibility and authority for developing, in conjunction with the Management Company, diversification objectives for the investments to be made by Registrant, for reviewing and approving each investment proposed by the Management Company for Registrant and for evaluating and approving dispositions of investments of Registrant. The Investment Committee will also establish reserves for Registrant for such purposes and in such amounts as it deems appropriate. A simple majority vote shall be required for any proposed investment or disposition. The Investment Committee also has the responsibility and authority for monitoring the management of the investments of Registrant by the Management Company.
The current members of the Investment Committee are as follows:

     RPMM Representative      MLMM Representatives
     I. Martin Pompadur       Kevin K. Albert
                              Robert F. Aufenanger

Item 11.Executive Compensation.

Registrant does not pay the executive officers or directors of the General Partner any remuneration. The General Partner does not presently pay any remuneration to any of its executive officers or directors. See Note 6 to the Financial Statements included in Item 8 hereof, however, for amounts paid by Registrant to the General Partner and its affiliates for the three years ended December 27, 1996.

Item 12.Security Ownership of Certain Beneficial Owners and
        Management.

As of March 15, 1997, no person was known by Registrant to be the beneficial owner of more than 5 percent of the Units.

To the knowledge of the General Partner, as of February 1, 1997, the officers and directors of the General Partner in aggregate own less than 1% of the outstanding common stock of Merrill Lynch
& Co., Inc.

RP Media Management is owned 50% by IMP Media Management, Inc.
and 50% by the Elton H. Rule Company. IMP Media Management is wholly-owned by Mr. I. Martin Pompadur and The Elton H. Rule
Company is wholly-owned by the Rule Trust.

Item 13.Certain Relationships and Related Transactions.

Refer to Note 6 to the Financial Statements included in Item 8 hereof, and in Item 1 for a description of the relationship of the General Partner and its affiliates to Registrant and its subsidiaries.
                            Part IV.


Item 14.Exhibits, Financial Statement Schedules and Reports on
        Form 8-K.

(a)     Financial Statements, Financial Statement Schedules and
        Exhibits.

(1)  Financial Statements

        See Item 8.    "Financial Statements and Supplementary
        Data".

(2)  Financial Statement Schedules

        No financial statement schedules are included because of the absence of the conditions which require their inclusion or because the required information is included in the financial statements or set forth herein the notes thereto.


(3)    Exhibits                            Incorporated by Reference to

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

10.3.1Note Agreement dated as of       Exhibit 10.3.1 to Registrant's
December 1, 1992 between Century-Annual Report on Form 10-K for the
ML Cable Corporation, Century/ML fiscal year ended
Cable Venture, Jackson National  December 25, 1992
Life Insurance Company, The      (File No. 0-14871)
Lincoln National Life Insurance
Company and Massachusetts Mutual
Life Insurance Company

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

10.21 Subordination Agreement dated as Exhibit 2.3 to Registrant's Form 8-of August 15, 1988 among Wincom, K Report dated August 26, 1988 the Subsidiaries, Registrant and (File No. 0-14871)
Chemical Bank

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

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed by Registrant during the last quarter of the period covered by this report.

(c)   Exhibits.

       See (a) (3) above.

(d)   Financial Statement Schedules.

       See (a) (2) above.

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


                              ML MEDIA PARTNERS, L.P.
                              By: Media Management Partners
                                  General Partner

                              By: ML Media Management Inc.



Dated:  April 11, 1997        /s/ Kevin K. Albert
                                  Kevin K. Albert
                                  Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.



RP MEDIA MANAGEMENT


        Signature                   Title               Date

 /s/ I. Martin Pompadur     President, Secretary   April 11, 1997
    (I. Martin Pompadur)    and Director
                            (principal executive
                            officer of the
                            Registrant)

 /s/Elizabeth McNey Yates   Executive Vice         April 11, 1997
   (Elizabeth McNey Yates)  President




ML MEDIA MANAGEMENT INC.


Signature                   Title                  Date


 /s/ Kevin K. Albert        Director and           April 11, 1997
    (Kevin K. Albert)       President


 /s/ Robert F. Aufenanger   Director and           April 11, 1997
    (Robert F. Aufenanger)  Executive Vice
                            President


 /s/ Michael E. Lurie       Director and Vice      April 11, 1997
    (Michael E. Lurie)      President


 /s/ Diane T. Herte         Treasurer (principal   April 11, 1997
    (Diane T. Herte)        financial officer and
                            principal accounting
                            officer of the
                            Registrant)

