Form 10-Q
period 1997-03-28
ML MEDIA PARTNERS LP
filed 1997-05-12
CIK 785959

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended
                         March 28, 1997

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


             Item 1.   Financial Statements.

                    TABLE OF CONTENTS


Consolidated Balance Sheets as of March 28, 1997
(Unaudited) and December 27, 1996 (Unaudited)

Consolidated Statements of Operations for the Thirteen
Week Periods Ended March 28, 1997 (Unaudited) and
March 29, 1996 (Unaudited)

Consolidated Statements of Cash Flows for the Thirteen
Week Periods Ended March 28, 1997 (Unaudited) and
March 29, 1996 (Unaudited)

Notes to the Consolidated Financial Statements for the Thirteen Week Period Ended March 28, 1997 (Unaudited)

                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
 AS OF MARCH 28, 1997 (UNAUDITED) AND DECEMBER 27, 1996 (UNAUDITED)

                                        March 28,     December 27,
                                            1997            1996
ASSETS:
Cash and cash equivalents               $ 93,514,488    $ 91,591,280
Investments held by escrow
agents                                    6,324,317       6,244,252
Accounts receivable (net
of allowance for doubtful
accounts of $517,301 and
$798,773, respectively)                   6,835,459       6,768,307
Prepaid expenses and deferred
charges (net of
accumulated amortization of
$3,521,230 and $3,481,529,
respectively)                               822,023         984,574
Property, plant and
equipment(net of accumulated
depreciation of $16,474,084
and $15,246,042,
respectively)                            21,021,127      20,582,046
Intangible assets (net of
accumulated amortization of
$55,213,483 and $54,346,121,
respectively)                            32,720,518      33,587,880
Other assets                               1,211,961       1,236,485
TOTAL ASSETS                            $162,449,893    $160,994,824



(Continued on the following page.)

                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
 AS OF MARCH 28, 1997 (UNAUDITED) AND DECEMBER 27, 1996 (UNAUDITED)
                            (continued)

                                        March 28,     December 27,
                                            1997            1996
LIABILITIES AND PARTNERS'
CAPITAL:
Liabilities:
Borrowings                               $ 59,223,978    $ 60,348,428
Accounts payable and
accrued liabilities                       21,235,749      20,941,830
Subscriber advance payments                 1,526,806       1,545,835
Total Liabilities                          81,986,533      82,836,093

Commitments and
Contingencies (Note 3)

Partners' Capital:
General Partner:
Capital contributions, net of
offering expenses                          1,708,299       1,708,299
Cash distributions                        (1,167,841)     (1,167,841)
Cumulative income                             327,093         304,047
                                             867,551         844,505
Limited Partners:
Capital contributions, net of
offering expenses (187,994
Units of Limited
Partnership Interest)                    169,121,150     169,121,150
Tax allowance cash
distribution                             (6,291,459)     (6,291,459)
Cash distributions                      (115,616,310)   (115,616,310)
Cumulative income                          32,382,428      30,100,845
                                          79,595,809      77,314,226
Total Partners' Capital                    80,463,360      78,158,731
TOTAL LIABILITIES AND
PARTNERS' CAPITAL                      $ 162,449,893   $ 160,994,824


See Notes to Consolidated Financial Statements (Unaudited).

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF OPERATIONS
 FOR THE THIRTEEN WEEK PERIODS ENDED MARCH 28, 1997 (UNAUDITED) AND
                     MARCH 29, 1996 (UNAUDITED)

                                          March 28,      March 29,
                                               1997           1996
REVENUES:
Operating revenues                       $ 12,094,489   $ 25,244,355

Interest                                      783,734        108,513
Total revenues                             12,878,223     25,352,868

COSTS AND EXPENSES:
Property operating                          4,589,863      8,799,752
General and administrative                  2,192,328      5,364,409
Depreciation and amortization               2,171,240      7,769,657
Interest expense                            1,317,245      4,255,642
Management fees                               302,918        377,858
Total costs and expenses                   10,573,594     26,567,318

NET INCOME/(LOSS)                        $  2,304,629   $ (1,214,450
                                                                   )

Per Unit of Limited Partnership
  Interest:

NET INCOME/(LOSS)                        $      12.14   $      (6.40
                                                                   )

Number of Units                               187,994        187,994



See Notes to Consolidated Financial Statements (Unaudited).

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THIRTEEN WEEK PERIODS ENDED MARCH 28, 1997 (UNAUDITED) AND
                     MARCH 29, 1996 (UNAUDITED)

                                          March 28,      March 29,
                                              1997           1996
Cash flows from operating activities:
Net income/(loss)                        $  2,304,62    $ (1,214,45
                                                   9             0)
Adjustments to reconcile net
 income/(loss) to net cash provided by
 operating activities:
Depreciation and amortization              2,171,240      7,769,657
Bad debt expense/(recovery, net)           (205,993)         99,415
Changes in operating assets and
 liabilities:
 Decrease/(Increase):
   Accounts receivable                       138,841      1,383,102
   Investments held by escrow agents        (80,065)       (15,600)
   Prepaid expenses and deferred             122,850       (67,117)
charges
   Other assets                               24,524       (44,387)
 (Decrease)/Increase:
   Accounts payable and accrued
     liabilities                             293,919      (507,227)
   Subscriber advance payments              (19,029)         61,075

Net cash provided by operating
 activities                                4,750,916      7,464,468


(Continued on the following page.)

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE THIRTEEN WEEK PERIODS ENDED MARCH 28, 1997 (UNAUDITED)
                   AND MARCH 29, 1996 (UNAUDITED)
                             (continued)

                                          March 28,     March 29,
                                              1997          1996
Cash flows from investing activities:
Purchase of property, plant and
  equipment                              (1,703,258)   (2,687,513)

Net cash used in investing activities    (1,703,258)   (2,687,513)

Cash flows from financing activities:
Principal payments on borrowings         (1,124,450)     (375,000)

Net cash used in financing activities    (1,124,450)     (375,000)

Net increase in cash and cash
  equivalents                              1,923,208     4,401,955
Cash and cash equivalents at the
  beginning of year                       91,591,280    40,124,366
Cash and cash equivalents at the
  end of period                          $93,514,488   $44,526,321

Cash paid for interest                   $   244,298   $ 3,087,754




See Notes to Consolidated Financial Statements (Unaudited).

                     ML MEDIA PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THIRTEEN WEEK PERIOD ENDED MARCH 28, 1997 (UNAUDITED)


1. Basis of Presentation

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of the General Partner, necessary for a fair presentation of the financial position of the Partnership as of March 28, 1997 and the results of operations and cash flows of the Partnership for the interim periods presented. The results of operations for the thirteen week period ended March 28, 1997 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in the financial statements provided herein and prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission ("Commission"). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Partnership's 1996 Annual Report on Form 10-K filed with the Commission on April 11, 1997.

Certain reclassifications were made to the 1996 financial statements to conform with the current period's presentation.

2. California Cable Systems, KATC, Puerto Rico Radio and Wincom-
   WEBE-WICC

The information set forth in the Liquidity and Capital Resources section of Part I, Item 2; Management's Discussion and Analysis of Financial Condition and Results of Operations under the headings California Cable Systems, KATC, Puerto Rico Radio and Wincom-WEBE-WICC is hereby incorporated herein by reference and made a part hereof.

3. Contingencies

On May 1, 1996, a purported class action lawsuit was filed in Orange County Superior Court against the Partnership on behalf of subscribers of the California Cable Systems serving Anaheim, Villa Park and adjacent areas of unincorporated Orange County, California. This purported class action lawsuit alleges that excessive late fee payments have been charged to such subscribers since April, 1992 and seeks refunds of late fee payments to subscribers and related interest, damages and legal costs. The action is presently in the discovery phase and no determination of class action confirmation has yet been attempted by the plaintiffs. The Partnership is presently unable to estimate its potential liability, if any, related to this purported class action or whether any additional members may be sought to be added to the purported class action lawsuit.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Liquidity and Capital Resources.

As of March 28, 1997, Registrant had $93,514,488 in cash and cash equivalents. Of this amount, approximately $29.7 million is restricted for use at C-ML Cable and C-ML Radio and approximately $37.0 million is in cash reserves to cover both operating liabilities and litigation contingencies relating to the California Cable Systems prior to their sale. In addition, approximately $6.1 million is dedicated to fund both actual and contingent liabilities resulting from the sale of WREX and KATC. The remaining investments account for approximately $11.8 million of cash limited for use at the operating level. The cash at C-ML Cable has been dedicated for the funding of its capital expenditure programs and to satisfy its future debt service requirements. C-ML Cable's debt service requirements include annual principal payments of $20 million which will commence November 30, 1998. In addition, the amount payable for accrued management fees and expenses owed to the General Partner amounted to approximately $2.7 million as of March 28, 1997.

Registrant's ongoing cash needs will be to fund debt service, capital expenditures and working capital needs. During the thirteen week period ended March 28, 1997, cash interest paid was $244,298 and principal repayments of $1,124,450 were made. During the remainder of 1997, Registrant is required by its various debt agreements to make scheduled principal repayments of $9,223,978 under all of its debt agreements.

Based upon a review of the current financial performance of Registrant's investments, Registrant continues to monitor its working capital level. Registrant does not have sufficient unrestricted cash to meet all its contractual debt obligations of all of its investments; however, such debt obligations are recourse only to specified assets.

As of March 28, 1997, Registrant's investments in media properties consisted of a 50% interest in a venture, which owns an FM (WFID-FM) and AM (WUNO-AM) radio station combination and a background music service in San Juan, Puerto Rico, and, through its wholly-owned subsidiary corporation, Century-ML Cable Corporation, operates two cable television systems in Puerto Rico; an FM (WEBE-FM) and AM (WICC-AM) radio station combination in Bridgeport, Connecticut; an FM (KEZY-FM) and AM (KORG-AM) radio station combination in Anaheim, California, and Wincom Broadcasting Corporation ("Wincom"), a corporation that owns an FM radio station (WQAL-FM) in Cleveland, Ohio.

Although no assurance can be made concerning the precise timing of the ultimate disposition of Registrant's remaining media properties, Registrant currently anticipates that selling its remaining investments in media properties will run through 1998.

On May 1, 1996, a purported class action lawsuit was filed in Orange County Superior Court against Registrant on behalf of subscribers of the California Cable Systems serving Anaheim, Villa Park and adjacent areas of unincorporated Orange County, California. This purported class action lawsuit alleges that excessive late fee payments have been charged to such subscribers since April, 1992 and seeks refunds of late fee payments to subscribers and related interest, damages and legal costs. The action is presently in the discovery phase and no determination of class action confirmation has yet been attempted by the plaintiffs. Registrant is presently unable to estimate its potential liability, if any, related to this purported class action or whether any additional members may be sought to be added to the purported class action lawsuit.

California Cable Systems

On November 28, 1994, Registrant entered into an agreement (the "Asset Purchase Agreement") with Century Communications Corp. ("Century") to sell to Century substantially all of the assets used in Registrant's California Cable Systems. On May 31, 1996, Registrant consummated such sale pursuant to the terms of the Asset Purchase Agreement. The base purchase price for the California Cable Systems was $286 million, subject to certain adjustments including an operating cash flow, as well as a working capital adjustment, as provided in the Asset Purchase Agreement.

Pursuant to the Asset Purchase Agreement and a letter agreement, entered into by Registrant and Century at closing, Registrant deposited $5 million into an indemnity escrow account, which has been classified on the accompanying Consolidated Balance Sheet as Investments held by escrow agents.

Upon closing, Registrant set aside approximately $40.7 million in a cash reserve to cover both operating liabilities and litigation contingencies relating to the California Cable Systems' operations prior to their sale, as well as a potential purchase price adjustment. In addition, the initial sales proceeds of the California Cable Systems were dedicated to pay approximately $9.2 million to the General Partner for accrued management fees and expenses as of the date of sale; of this amount, approximately $7.6 million was paid through March 29, 1997 and the balance will be paid in the remainder of 1997.

In accordance with the Amended and Restated Agreement of Limited Partnership, any amounts which may be available for distribution from any unused cash balances, after accounting for certain other expenses of Registrant including certain expenses incurred after May 31, 1996, will be distributed to partners of record as of the date such unused reserves are released, rather than to the partners of record on May 31, 1996, the date of the sale. As of March 28, 1997, Registrant has approximately $37.0 million remaining in cash reserves to cover both operating liabilities and litigation contingencies relating to the California Cable Systems prior to their sale.

KATC

In the second quarter of 1997, Registrant received approximately $1.1 million, including interest, from the release of certain proceeds generated from the sale of KATC which were deposited into an indemnity escrow account at the time of such sale. Such funds, taken together with the proceeds, if any, from Registrant's other reserves, after accounting for certain other expenses of Registrant, will be distributed as soon as practicable to the partners in accordance with the terms of the Partnership Agreement.

Puerto Rico Radio

On May 1, 1997, Century-ML Cable Venture, which includes C-ML Radio, entered into a non-binding letter of intent to sell the C-ML Radio stations, however, there can be no assurance that this will lead to a definitive sale contract or eventual closing. Registrant anticipates receiving no proceeds from such sale as any sale proceeds received from such sale is required to be applied against the outstanding senior indebtedness of C-ML Radio and C-ML Cable, since they are jointly financed.

Wincom-WEBE-WICC

On July 30, 1993, Registrant and Chemical Bank (now known as the Chase Manhattan Bank; the "Wincom Bank") executed an amendment to the Wincom-WEBE-WICC Loan (the "Restructuring Agreement"), effective January 1, 1993. Pursuant to the final maturity date set forth in the Restructuring Agreement, all amounts outstanding under the Series A Term Loan and the Series B Term Loan will become due and payable on December 31, 1997. As a result of an ambiguity in the covenant provisions in the Restructuring Agreement, the Wincom Bank may take the position that Registrant is in default of a negative loan covenant. If the Wincom Bank was successful in asserting this position, Registrant would be in default and the Wincom Bank could exercise its contractual remedies which include its right to accelerate the December 31, 1997 due date of the entire amount of the loan. However, based upon Registrant's conversations with a representative of the Wincom Bank, Registrant does not believe that it is in default.

The Wincom-WEBE-WICC group currently does not, nor does it expect to in the future, have sufficient cash to pay all outstanding amounts on such final maturity date. Accordingly, the Wincom-WEBE-WICC group anticipates obtaining a refinancing of such loan, although there can be no assurances that it will be able to do so on economically satisfactory terms.

Cable Industry Regulation

On October 5, 1992, Congress overrode the President's veto of the Cable Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") which imposed significant new regulations on the cable television industry. The 1992 Cable Act required the development of detailed regulations and other guidelines by the Federal Communications Commission ("Commission" or "FCC"), most of which have now been adopted but remain subject to petitions for reconsideration before the FCC and/or court of appeals.

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

Under the 1992 Cable Act, a local franchising authority may certify with the FCC to regulate the basic service tier ("BST") and associated subscriber equipment of a cable system within its jurisdiction. By law, the BST must include all broadcast signals (with the exception of national "superstations"), including those required to be carried under the mandatory carriage provisions of the 1992 Cable Act, as well as public, educational, and governmental access channels required by the franchise. The FCC has jurisdiction over the cable programming service tier ("CPST"), which generally includes programming other than that carried on the BST or offered on a per-channel or per-program basis. The 1996 Act, however, confines rate regulation to the BST after three years: on March 31, 1999, the CPST will be exempted from rate regulation. The 1996 Act also modifies the rules governing the filing of complaints for rate increases on the CPST. Under the former procedures, mandated by the 1992 Cable Act, subscribers were allowed to file complaints directly with the FCC. Under the new procedure, only a local franchising authority may file an FCC complaint, and then only if the franchising authority receives "subscriber complaints" within 90 days of the effective date of a rate increase. The FCC must issue a final order within 90 days after receiving a franchising authority's complaint.

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

On March 31, 1997, the United States Supreme Court, in a 5-4 decision, upheld the constitutionality of the must-carry provisions of the 1992 Cable Act. As a result, the regulations promulgated by the FCC to implement the must-carry provisions will remain in effect. Under those rules, cable operators generally are required to devote up to one-third of their activated channel capacity to the carriage of local commercial television stations.

Radio Industry Regulation

The 1996 Act completely revised the radio ownership rules most recently changed by the FCC in 1992. The 1996 Act eliminated the national radio ownership restriction and, as a result, any number of AM or FM broadcast stations may be owned or controlled by one entity nationally. The 1996 Act also greatly eased local radio ownership restrictions. As with the old rules, the maximum varies depending on the number of radio stations within the market. In markets with more than 45 stations, one company may own, operate, or control eight stations, with no more than five in any one service (AM or FM). In markets of 30-44 stations, one company may own seven stations, with no more than four in any one service. In markets with 15-29 stations, one entity may own six stations, with no more than four in any one service. In markets with 14 commercial stations or less, one company may own up to five stations or 50% of all of the stations, whichever is less, with no more than three in any one service.

In 1992, the FCC placed limitations on local marketing agreements ("LMAs") through which the licensee of one radio station provides the programming for another licensee's station in the same market. Stations operating in the same service (e.g., where both stations are AM) and in the same market are prohibited from simulcasting more than 25% of their programming. Moreover, in determining the number of stations that a single entity may control in a local market, an entity programming a station pursuant to an LMA is required, under certain circumstances, to count that station toward its maximum even though it does not own the station.

In addition, in January 1995, the FCC adopted rules to allocate spectrum for satellite digital audio radio service ("DARS"). Satellite DARS systems potentially could provide for regional or nationwide distribution of radio programming with fidelity comparable to compact disks. An auction for DARS spectrum was held on April 1, 1997 for two licenses to provide nationwide DARS services. In addition, the FCC has undertaken an inquiry into the terrestrial broadcast of DARS signals, addressing, among other things, the need for spectrum outside the existing FM band and the role of existing broadcasters in providing such a service. Further, in 1995, the laboratory testing of a number of competing in-band on-channel terrestrial DARS technologies was completed, with many of the systems progressing to the next stage of field testing. Registrant cannot predict the outcome of these proceedings or the ultimate impact of DARS on its stations.

Results of Operations.

For the thirteen week periods ended March 28, 1997 and March 29, 1996:

Net Income/Loss

Registrant's net income for the thirteen week period ended March 28, 1997 was approximately $2.3 million, as compared to a net loss of approximately $1.2 million for the 1996 period. The increase in net income for the 1997 period primarily resulted from the sale of California Cable Systems during the second quarter of 1996 and other factors described below.

Operating Revenues.

During the thirteen week periods ended March 28, 1997 and March 29, 1996, Registrant had total operating revenues of approximately $12.1 million and $25.2 million, respectively. The approximate $13.1 million decrease in operating revenues was primarily due to a decrease of approximately $14.4 million in operating revenues resulting from the sale of California Cable Systems during the second quarter of 1996, partially offset by a combined $820,000 increase in the Wincom-WEBE-WICC Group due to an increase in market share as well as advertising rates. The remaining increases or decreases in operating revenues at Registrant's other properties were immaterial, either individually or in the aggregate.

Interest Income.

Registrant earned interest income of approximately $784,000 and $109,000 during the first quarters of 1997 and 1996, respectively. The increase is due primarily to interest earned on the cash balances related to the sale of the California Cable
Systems.

Property Operating Expense.

During the first quarters of 1997 and 1996, Registrant incurred property operating expenses of approximately $4.6 million and $8.8 million, respectively. Registrant's total property operating expenses decreased by approximately $4.2 million from year to year primarily due to a decrease of approximately $4.9 million resulting from the sale of the California Cable Systems during the second quarter of 1996. The remaining increases or decreases in property operating expense at Registrant's other properties were immaterial, either individually or in the aggregate.

General and Administrative Expense.

During the first quarters of 1997 and 1996, Registrant incurred general and administrative expenses of approximately $2.2 million and $5.4 million, respectively. Registrant's total general and administrative expenses decreased by approximately $3.2 million from year to year primarily due to a decrease of approximately $3.2 million resulting from the sale of the California Cable Systems during the second quarter of 1996. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Depreciation and Amortization Expense.

Registrant's depreciation and amortization expense totaled approximately $2.2 million and $7.8 million during the first quarters of 1997 and 1996, respectively. Registrant's total depreciation and amortization expense decreased by approximately $5.6 million from year to year due to a $4.5 million decrease resulting from the sale of the California Cable Systems during the second quarter of 1996 and a decrease of approximately $1.1 million at C-ML Cable which resulted from the write off of fixed assets during the first quarter of 1996. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in the aggregate.

Interest Expense.

Interest expense of approximately $1.3 million and $4.3 million in the first quarters of 1997 and 1996, respectively, represents the cost incurred for borrowed funds utilized to acquire various media properties. The approximate $3.0 million decrease in interest expense is due to a decrease of approximately $2.9 million related to the repayment of outstanding borrowings.


                  PART II - OTHER INFORMATION.


Item 1. Legal Proceedings.

        On May 1, 1996, a purported class action lawsuit was filed in Orange County Superior Court against Registrant on behalf of subscribers of the California Cable Systems serving Anaheim, Villa Park and adjacent areas of unincorporated Orange County, California. This purported class action lawsuit alleges that excessive late fee payments have been charged to such subscribers since April, 1992 and seeks refunds of late fee payments to subscribers and related interest, damages and legal costs. The action is presently in the discovery phase and no determination of class action confirmation has yet been attempted by the plaintiffs. Registrant is presently unable to estimate its potential liability, if any, related to this purported class action or whether any additional members may be sought to be added to the purported class action lawsuit.


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

                           ML MEDIA PARTNERS, L.P.
                           By: Media Management Partners
                               General Partner

                           By: ML Media Management Inc.


Dated:  May 12, 1997       /s/ Kevin K. Albert
                               Kevin K. Albert
                               Director and President


Dated:  May 12, 1997       /s/ Robert F. Aufenanger
                               Robert F. Aufenanger
                               Director and Executive Vice
                               President


Dated:  May 12, 1997       /s/ Diane T. Herte
                               Diane T. Herte
                               Treasurer
                               (principal accounting officer
                                and principal financial
                                officer of the Registrant)




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ML MEDIA PARTNERS, L.P.
                              By: Media Management Partners
                                  General Partner

                              By: RP Media Management


Dated:  May 12, 1997           /s/I. Martin Pompadur
                                  I. Martin Pompadur
                                  President, Secretary and
                                  Director
                                  (principal executive officer of
                                   the Registrant)

Dated:  May 12, 1997           /s/Elizabeth McNey Yates
                                  Elizabeth McNey Yates
                                  Executive Vice President