Form 10-Q
period 1997-06-27
ML MEDIA PARTNERS LP
filed 1997-08-11
CIK 785959

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended
                          June 27, 1997

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


             Item 1.   Financial Statements.

                    TABLE OF CONTENTS


Consolidated Balance Sheets as of June 27, 1997
(Unaudited) and December 27, 1996 (Unaudited)

Consolidated Statements of Operations for the Thirteen and Twenty-Six Week Periods Ended June 27, 1997 (Unaudited) and June 28, 1996 (Unaudited)

Consolidated Statements of Cash Flows for the Twenty-Six
Week Periods Ended June 27, 1997 (Unaudited) and June 28,
1996 (Unaudited)

Notes to the Consolidated Financial Statements for the Twenty-Six Week Period Ended June 27, 1997 (Unaudited)

                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
 AS OF JUNE 27, 1997 (UNAUDITED) AND DECEMBER 27, 1996 (UNAUDITED)

                                         June 27,     December 27,
                                            1997            1996
ASSETS:
Cash and cash equivalents               $101,637,466     $ 91,591,280
Investments held by escrow
agents                                            -        6,244,252
Accounts receivable (net of
allowance for doubtful
accounts of $536,580 and
$798,773, respectively)                   6,983,790        6,768,307
Prepaid expenses and deferred
charges (net of
accumulated amortization of
$3,560,929 and $3,481,529,
respectively)                               665,082          984,574
Property, plant and
equipment(net of accumulated
depreciation of $16,940,498
and $15,246,042,
respectively)                            22,145,482       20,582,046
Intangible assets (net of
accumulated amortization of
$56,080,849 and $54,346,121,
respectively)                            31,853,152       33,587,880
Other assets                               4,296,410        1,236,485
TOTAL ASSETS                            $167,581,382     $160,994,824



(Continued on the following page.)

                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
 AS OF JUNE 27, 1997 (UNAUDITED) AND DECEMBER 27, 1996 (UNAUDITED)
                            (continued)

                                        June 27,      December 27,
                                            1997            1996
LIABILITIES AND PARTNERS'
CAPITAL:
Liabilities:
Borrowings                             $  58,349,038   $  60,348,428
Accounts payable and
accrued liabilities                      22,799,443      20,941,830
Subscriber advance payments                1,541,289       1,545,835
Total Liabilities                         82,689,770      82,836,093

Commitments and Contingencies
(Note 3)

Partners' Capital:
General Partner:
Capital contributions, net of
offering expenses                         1,708,299       1,708,299
Cash distributions                       (1,167,841)     (1,167,841)
Cumulative income                            371,376         304,047
                                            911,834         844,505


Limited Partners:
Capital contributions, net of
offering expenses (187,994
Units of Limited
Partnership Interest)                   169,121,150     169,121,150
Tax allowance cash
distribution                            (6,291,459)     (6,291,459)
Cash distributions                    (115,616,310)   (115,616,310)
Cumulative income                         36,766,397      30,100,845
                                          83,979,778      77,314,226
Total Partners' Capital                   84,891,612      78,158,731
TOTAL LIABILITIES AND
PARTNERS' CAPITAL                     $ 167,581,382   $ 160,994,824

See Notes to Consolidated Financial Statements (Unaudited).

                        ML MEDIA PARTNERS, L.P.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED JUNE 27, 1997
               (UNAUDITED) AND JUNE 28, 1996 (UNAUDITED)

                     Thirteen Weeks              Twenty-Six Weeks
               June 27, 1997 June 28, 1996  June 27, 1997 June 28, 1996
REVENUES:
Operating
revenues       $ 13,705,775   $ 21,929,891   $ 25,800,264  $ 47,231,912

Interest             874,625        694,918      1,658,359       745,765
Gain on sale
of the
California
Cable Systems             -    186,020,511              -   186,020,511
Total revenues    14,580,400    208,645,320     27,458,623   233,998,188

COSTS AND
EXPENSES:
Property
operating         4,922,350      7,807,215      9,512,213    16,606,967
General and
adminis-
trative           2,363,029      4,761,546      4,555,357     9,649,666
Depreciation
and amorti-
zation            1,391,832      5,904,527      3,563,072    13,674,184
Interest
expense           1,172,020      3,255,178      2,489,265     7,510,820
Management
fees                302,917        353,341        605,835       731,199
Total costs
and expenses     10,152,148     22,081,807     20,725,742    48,172,836
NET INCOME      $  4,428,252   $186,563,513   $  6,732,881  $185,825,352


PER UNIT OF LIMITED
PARTNERSHIP INTEREST:
NET INCOME      $      23.32   $     982.47   $      35.46  $     978.58


Number of
Units               187,994        187,994        187,994       187,994

See Notes to Consolidated Financial Statements (Unaudited).

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE TWENTY-SIX WEEK PERIODS ENDED JUNE 27, 1997 (UNAUDITED) AND
                      JUNE 28, 1996 (UNAUDITED)

                                          June 27,       June 28,
                                              1997           1996
Cash flows from operating activities:
Net income                               $  6,732,88    $185,825,352
                                                   1
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
Depreciation and amortization              3,563,072      13,674,184
Bad debt expense/(recovery, net)           (128,612)         138,200
Gain on sale of the California Cable
 Systems                                           -   (186,020,511)
Changes in operating assets and
 liabilities:
 Decrease/(Increase):
   Accounts receivable                      (86,871)       2,962,546
   Investments held by escrow agents       6,244,252     (5,000,000)
   Prepaid expenses and deferred             240,092         500,018
charges
   Other assets                          (3,059,925)        (26,177)
 (Decrease)/Increase:
   Accounts payable and accrued
     liabilities                           1,857,613     (1,935,017)
   Subscriber advance payments                (4,546        (58,726)
                                                   )

Net cash provided by operating
 activities                               15,357,956      10,059,869



(Continued on the following page.)

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE TWENTY-SIX WEEK PERIODS ENDED JUNE 27, 1997 (UNAUDITED) AND
                      JUNE 28, 1996 (UNAUDITED)
                             (continued)

                                          June 27,      June 28,
                                              1997          1996
Cash flows from investing activities:
Proceeds from sale of the California
  Cable Systems                             $       -  $ 286,000,00
                                                                  0
Payment of costs incurred related to
  sale of the California Cable Systems              -   (8,196,272)
Purchase of property, plant and
  equipment                               (3,312,380)   (5,153,369)
Intangible assets                                   -       (10,000
                                                                  )

Net cash provided by/(used in)
  investing activities                     (3,312,380   272,640,359
                                                    )

Cash flows from financing activities:
Principal payments on borrowings           (1,999,390  (120,673,500
                                                    )             )

Net cash used in financing activities      (1,999,390  (120,673,500
                                                    )             )

Net increase in cash and cash
  equivalents                              10,046,186   162,026,728

Cash and cash equivalents at
  beginning of year                        91,591,280    40,124,366

Cash and cash equivalents at end of
  period                                 $ 101,637,46  $ 202,151,09
                                                    6             4

Cash paid for interest                   $   2,849,05  $   7,781,48
                                                    2             7


See Notes to Consolidated Financial Statements (Unaudited).

                     ML MEDIA PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE TWENTY-SIX WEEK PERIOD ENDED JUNE 27, 1997 (UNAUDITED)


1. Basis of Presentation

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of the General Partner, necessary for a fair presentation of the financial position of the Partnership as of June 27, 1997 and the results of operations and cash flows of the Partnership for the interim periods presented. The results of operations for the twenty-six week period ended June 27, 1997 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in the financial statements provided herein and prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission ("Commission"). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Partnership's 1996 Annual Report on Form 10-K filed with the Commission on April 11, 1997.

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

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Liquidity and Capital Resources.

As of June 27, 1997, Registrant had $101,637,466 in cash and cash equivalents. Of this amount, approximately $31.4 million is restricted for use at the operating level of the Puerto Rico Systems (as defined below), to fund capital expenditure programs and satisfy future debt service requirements (including annual principal payments of $20 million which will commence November 30, 1998), and approximately $34.4 million is held in cash reserves to cover both operating liabilities and litigation contingencies relating to the California Cable Systems prior to their sale. In addition, approximately $7.2 million is dedicated to fund both actual and contingent liabilities resulting from the sale of WREX and KATC, approximately $14.3 million is being held for use at the operating level of Registrant's other remaining media properties and all remaining cash and cash equivalents are available to Registrant for uses as provided in the Partnership Agreement. As of June 27, 1997, the amount payable for accrued management fees and expenses owed to the General Partner amounted to approximately $3.1 million.

Registrant's ongoing cash needs will be to fund debt service, capital expenditures and working capital requirements. During the twenty-six week period ended June 27, 1997, cash interest paid was $2,849,052 and principal repayments of $1,999,390 were made. During the remainder of 1997, Registrant is required by its various debt agreements to make scheduled principal repayments in the aggregate, of $8,349,038 under all of its debt agreements.

Registrant does not have sufficient unrestricted cash to meet all its contractual debt obligations of all of its investments;
however, such debt obligations are recourse only to specified assets.

As of June 27, 1997, Registrant's investments in media properties consisted of a 50% interest in a joint venture (the "Venture"), which owns an FM (WFID-FM) and AM (WUNO-AM) radio station combination and a background music service in San Juan, Puerto Rico ("C-ML Radio"), and 100% of the stock of Century-ML Cable Corporation ("C-ML Cable"; jointly with C-ML Radio, the "Puerto Rico Systems"), which owns and operates two cable television systems in Puerto Rico; an FM (WEBE-FM) and AM (WICC-AM) radio station combination in Bridgeport, Connecticut; an FM (KEZY-FM) and AM (KORG-AM) radio station combination in Anaheim, California, and Wincom Broadcasting Corporation ("Wincom"), a corporation that owns an FM radio station (WQAL-FM) in Cleveland, Ohio.

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

Pursuant to the Asset Purchase Agreement and a letter agreement, entered into by Registrant and Century at closing, Registrant deposited $5 million into an indemnity escrow account. In the second quarter of 1997, Registrant received approximately $5.3 million, including interest, from the release of such escrowed proceeds generated from the sale of the California Cable Systems. Such funds will be distributed as soon as practicable to the partners in accordance with the terms of the Partnership Agreement. The $5.3 million received from the release of the indemnity escrow account, after accounting for certain other expenses of Registrant including certain expenses incurred after May 31, 1996, will be distributed to partners of record as of the date such unused amounts are released, rather than to the partners of record on May 31, 1996, the date of the sale.

Upon closing, Registrant set aside approximately $40.7 million in a cash reserve to cover both operating liabilities and litigation contingencies relating to the California Cable Systems' operations prior to their sale, as well as a potential purchase price adjustment. In addition, a portion of the sales proceeds of the California Cable Systems were allocated to pay approximately $9.2 million to the General Partner for accrued management fees and expenses as of the date of sale; of this amount, approximately $7.6 million was paid through June 27, 1997 and the balance will be paid in the remainder of 1997.

In accordance with the Partnership Agreement, any amounts which may be available for distribution from any unused cash reserves, after accounting for certain other expenses of Registrant including certain expenses incurred after May 31, 1996, will be distributed to partners of record as of the date such unused reserves are released, rather than to the partners of record on May 31, 1996, the date of the sale. As of June 27, 1997, Registrant has approximately $37.0 million remaining in cash reserves to cover both operating liabilities and litigation contingencies relating to the California Cable Systems prior to their sale.

KATC/WREX

In the second quarter of 1997, Registrant received approximately $1.1 million, including interest, from the release of certain proceeds generated from the sale of KATC which were deposited into an indemnity escrow account at the time of such sale. Such funds, after accounting for certain other expenses of Registrant, will be distributed as soon as practicable to the partners in accordance with the terms of the Partnership Agreement. In addition, any funds released from the reserve established at the time of the KATC and WREX sales, after accounting for certain other expenses of Registrant will be distributable as soon as practicable to the partners in accordance with the terms of the Partnership Agreement.

Puerto Rico Radio

On May 1, 1997, the Venture entered into a non-binding letter of intent with an independent third party to sell C-ML Radio. Such non-binding letter of intent has since expired. Irrespective of the expiration of the non-binding letter of intent, the Venture continues to negotiate the sale of C-ML Radio to such party; however, there can be no assurance that such continued negotiations will result in a definitive sale contract or eventual closing. Registrant anticipates receiving no proceeds from any resulting sale since any sale proceeds received are required to be applied against the outstanding senior indebtedness of C-ML Radio and C-ML Cable, which are jointly financed.

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

Cable Industry Regulation

The cable industry is subject to significant regulation at both the federal and local level, particularly as a result of the Cable Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which imposed significant new regulations on the industry. The 1992 Cable Act required the development of detailed regulations and other guidelines by the Federal Communications Commission ("Commission" or "FCC"), most of which have now been adopted but some of which remain subject to petitions for reconsideration before the FCC and/or court of appeals.

Rate Regulation

Under the 1992 Cable Act, cable systems that are not subject to "effective competition" are subject to regulation by the FCC and local franchising authorities regarding the rates that may be charged to subscribers. Under these regulations, Registrant's systems, like most cable systems in most areas, are not currently subject to effective competition. Consequently, the rates charged by Registrant's systems are subject to rate regulation under certain circumstances.

Under the 1992 Cable Act, a local franchising authority may certify with the FCC to regulate the basic service tier ("BST") and associated subscriber equipment of a cable system within its jurisdiction. By law, the BST must include all broadcast signals (with the exception of national "superstations"), including those required to be carried under the mandatory carriage provisions of the 1992 Cable Act, as well as public, educational, and governmental access channels required by the franchise. The FCC has jurisdiction over the cable programming service tier ("CPST"), which generally includes programming other than that carried on the BST or offered on a per-channel or per-program basis. The Telecommunications Act of 1996 (the "1996 Act"), however, confines rate regulation to the BST after three years: on March 31, 1999, the CPST will be exempted from rate regulation. Under procedures mandated by the 1996 Act, only a local franchising authority may file an FCC complaint regarding CPST rates, and then only if the franchising authority receives "subscriber complaints" within 90 days of the effective date of a rate increase. The FCC must issue a final order within 90 days after receiving a franchising authority's complaint.

Under regulations promulgated by the FCC to implement the 1992 Cable Act, cable operators were required to set an "initial permitted" rate for regulated service using either (i) a "benchmark" approach which, essentially involved a reduction in rates of 17% from those existing on September 30, 1992; or (ii) a cost of service approach, which, much like the method historically used to regulate the rates of local exchange carriers, allows cable system operators to recover through regulated rates their normal operating expenses, and a reasonable return on investment. Once set, cable systems were allowed to adjust their initial permitted rate on a going forward basis, either quarterly or annually under the FCC's "price cap" mechanism, which accounts for inflation, changes in "external costs," and changes in the number of regulated channels.
External costs include state and local taxes applicable to the provision of cable television service, franchise fees, the costs of complying with certain franchise requirements, annual FCC regulatory fees and retransmission consent fees and copyright fees incurred for the carriage of broadcast signals. In addition, a cable system may treat as external (and thus pass through to its subscribers) the costs, plus a 20 cent per channel mark-up, for channels newly added to a CPST. Through 1996, each cable system was subject to an aggregate cap of $1.50 on the amount it may increase CPST rates due to channel additions. The FCC has also adopted "tier flexibility" rules that allow cable operators to reduce BST rates and take a corresponding revenue neutral, increase in CPST rates. The FCC's rate regulations will continue to govern the price the Registrant's cable systems may charge.

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

Must-Carry

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

Radio Industry Regulation

The 1996 Act completely revised the radio ownership rules by, among other things, eliminating the national radio ownership restriction. As a result, any number of AM or FM broadcast stations may be owned or controlled by one entity nationally.
The 1996 Act also greatly eased local radio ownership restrictions. As with the old rules, the maximum varies depending on the number of radio stations within the market. In markets with more than 45 stations, one company may own, operate, or control eight stations, with no more than five in any one service (AM or FM). In markets of 30-44 stations, one company may own seven stations, with no more than four in any one service. In markets with 15-29 stations, one entity may own six stations, with no more than four in any one service. In markets with 14 commercial stations or less, one company may own up to five stations or 50% of all of the stations, whichever is less, with no more than three in any one service.

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

The foregoing does not purport to be a complete summary of the Communications Act, the 1992 Cable Act, and the 1996 Act or of the regulations and policies of the FCC thereunder. Moreover, proposals for additional or revised statutory or regulatory requirement are considered by Congress and the FCC from time to time. It is not possible to predict what legislative, regulatory or judicial changes, if any, may occur or their impact on the Company's business or operations.


In addition to historical information contained or incorporated by reference in this report on Form 10-Q, Registrant may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. In order to comply with the terms of the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995. Registrant notes that a variety of factors, many of which are beyond its control, affect its operations, performance, business strategy, and results and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the effect of changing economic and market conditions, trends in business and finance and in investor sentiment, the level of volatility of interest rates, the actions undertaken by both current and potential new competitors, the impact of current, pending, and future legislation and regulation both in the United States and throughout the world, and the other risks and uncertainties detailed in this Form 10-Q, and as more fully detailed in Form 10-K incorporated by reference herein. Registrant undertakes no responsibility to update publicly or revise any forward-looking statements.
Results of Operations.

For the thirteen week periods ended June 27, 1997 and June 28, 1996:

Net Income.

Registrant's net income for the thirteen week period ended June 27, 1997 was approximately $4.4 million, as compared to a net income of approximately $186.6 million for the 1996 period. The decrease in net income for the 1997 period primarily resulted from the sale of the California Cable Systems during the second quarter of 1996 and other factors described below.

Operating Revenues.

During the thirteen week periods ended June 27, 1997 and June 28, 1996, Registrant had total operating revenues of approximately $13.7 million and $21.9 million, respectively. The approximate $8.2 million decrease in operating revenues was primarily due to a decrease of approximately $9.9 million in operating revenues resulting from the sale of California Cable Systems during the second quarter of 1996, partially offset by approximately $840,000 of combined increases in the Wincom-WEBE-WICC Group due to stronger market conditions at all three stations, including higher advertising rates arising from increased ratings as well as an approximate $790,000 increase in C-ML Cable which reflects increases in the basic subscriber rate and advertising revenues. The remaining increases or decreases in operating revenues at Registrant's other properties were immaterial, either individually or in the aggregate.

Interest Income.

Registrant earned interest income of approximately $875,000 and $695,000 during the second quarters of 1997 and 1996, respectively. The increase is due primarily to interest earned on the cash balances related to the sale of the California Cable
Systems.

Property Operating Expense.

During the second quarters of 1997 and 1996, Registrant incurred property operating expenses of approximately $4.9 million and $7.8 million, respectively. Registrant's total property operating expenses decreased by approximately $2.9 million from year to year primarily due to a decrease of approximately $3.8 million resulting from the sale of the California Cable Systems during the second quarter of 1996, partially offset by increases of approximately $494,000 at C-ML Cable due to expenses directly related to the increase in operating revenues. The remaining increases or decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

General and Administrative Expense.

During the second quarters of 1997 and 1996, Registrant incurred general and administrative expenses of approximately $2.4 million and $4.8 million, respectively. Registrant's total general and administrative expenses decreased by approximately $2.4 million from year to year primarily due to a decrease of approximately $2.6 million resulting from the sale of the California Cable Systems during the second quarter of 1996. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Depreciation and Amortization Expense.

Registrant's depreciation and amortization expense totaled approximately $1.4 million and $5.9 million during the second quarters of 1997 and 1996, respectively. Registrant's total depreciation and amortization expense decreased by approximately $4.5 million from year to year due to a $2.5 million decrease resulting from the sale of the California Cable Systems during the second quarter of 1996 and a decrease of approximately $2.0 million at C-ML Cable which resulted from the write-off of fixed assets during the second quarter of 1996. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in the aggregate.

Interest Expense.

Interest expense of approximately $1.2 million and $3.3 million in the second quarters of 1997 and 1996, respectively, represents the cost incurred for borrowed funds utilized to acquire various media properties. The approximate $2.1 million decrease in interest expense is due to the repayment of the outstanding borrowings.

For the twenty-six week periods ended June 27, 1997 and June 28, 1996:

Net Income.

Registrant's net income for the twenty-six week period ended June 27, 1997 was approximately $6.7 million, as compared to a net income of approximately $185.8 for the 1996 period. The decrease in net income for the 1997 period primarily resulted from the sale of the California Cable Systems during the second quarter of 1996 and other factors described below.

Operating Revenues.

During the twenty-six week periods ended June 27, 1997 and June 28, 1996, Registrant had total operating revenues of approximately $25.8 million and $47.2 million, respectively. The approximate $21.4 million decrease in operating revenues was primarily due to a decrease of approximately $24.3 million in operating revenues resulting from the sale of California Cable Systems during the second quarter of 1996, partially offset by approximately $1.6 million of combined increases in the Wincom-WEBE-WICC Group due to stronger market conditions at all three stations, including higher advertising rates arising from increased ratings as well as a $1.1 million increase in C-ML Cable which reflects increases in the basic subscriber rate and advertising revenues. The remaining increases or decreases in operating revenues at Registrant's other properties were immaterial, either individually or in the aggregate.

Interest Income.

Registrant earned interest income of approximately $1.7 million and $746,000 during the first twenty-six weeks of 1997 and 1996, respectively. The increase is due primarily to interest earned on the cash balances related to the sale of the California Cable Systems.

Property Operating Expense.

During the first twenty-six weeks of 1997 and 1996, Registrant incurred property operating expenses of approximately $9.5 million and $16.6 million, respectively. Registrant's total property operating expenses decreased by approximately $7.1 million from year to year primarily due to a decrease of approximately $8.6 million resulting from the sale of the California Cable Systems during the second quarter of 1996,
partially offset by an increase of approximately $783,000 at    C-
ML Cable due to expenses directly related to the increase in operating revenues. The remaining increases or decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

General and Administrative Expense.

During the first twenty-six weeks of 1997 and 1996, Registrant incurred general and administrative expenses of approximately $4.6 million and $9.6 million, respectively. Registrant's total general and administrative expenses decreased by approximately $5.1 million from year to year primarily due to a decrease of approximately $5.4 million resulting from the sale of the California Cable Systems during the second quarter of 1996. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Depreciation and Amortization Expense.

Registrant's depreciation and amortization expense totaled approximately $3.6 million and $13.7 million in the first twenty-six weeks of 1997 and 1996, respectively. Registrant's total depreciation and amortization expense decreased by approximately $10.1 million from year to year due to a $7.0 million decrease resulting from the sale of the California Cable Systems during the second quarter of 1996 and a $3.1 million decrease at C-ML Cable which resulted from the write-off of fixed assets during the first half of 1996. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in the aggregate.

Interest Expense.

Interest expense of approximately $2.5 million and $7.5 million in the first twenty-six weeks of 1997 and 1996, respectively, represents the cost incurred for borrowed funds utilized to acquire various media properties. The approximate $5.0 million decrease in interest expense is due to the repayment of the outstanding borrowings.

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

              None.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ML MEDIA PARTNERS, L.P.
                           By: Media Management Partners
                               General Partner

                           By: ML Media Management Inc.


Dated: August 11, 1997     /s/ Kevin K. Albert
                               Kevin K. Albert
                               Director and President


Dated: August 11, 1997     /s/ Robert F. Aufenanger
                               Robert F. Aufenanger
                               Director and Executive Vice
                               President


Dated: August 11, 1997     /s/ Diane T. Herte
                               Diane T. Herte
                               Treasurer
                               (principal accounting officer
                                and principal financial
                                officer of the Registrant)




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ML MEDIA PARTNERS, L.P.
                              By: Media Management Partners
                                  General Partner

                              By: RP Media Management


Dated: August 11, 1997         /s/I. Martin Pompadur
                                  I. Martin Pompadur
                                  President, Secretary and
                                  Director
                                  (principal executive officer of
                                   the Registrant)

Dated: August 11, 1997         /s/Elizabeth McNey Yates
                                  Elizabeth McNey Yates
                                  Executive Vice President