Form 10-Q
period 1997-09-26
ML MEDIA PARTNERS LP
filed 1997-11-10
CIK 785959

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended
                       September 26, 1997

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


              Item 1.   Financial Statements.

                     TABLE OF CONTENTS


Consolidated Balance Sheets as of September 26, 1997
(Unaudited) and December 27, 1996 (Unaudited)

Consolidated Income Statements for the Thirteen and Thirty-
Nine Week Periods Ended September 26, 1997 (Unaudited) and
September 27, 1996 (Unaudited)

Consolidated Statements of Cash Flows for the Thirty-Nine
Week Periods Ended September 26, 1997 (Unaudited) and
September 27, 1996 (Unaudited)

Notes to Consolidated Financial Statements for the Thirty-
Nine Week Period Ended September 26, 1997 (Unaudited)

                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
     AS OF SEPTEMBER 26, 1997 (UNAUDITED) AND DECEMBER 27, 1996
                            (UNAUDITED)

                                      September 26,   December 27,
                                            1997            1996
ASSETS:
Cash and cash equivalents               $105,601,795     $ 91,591,280
Investments held by escrow
agents                                            -        6,244,252
Accounts receivable (net of
allowance for doubtful
accounts of $432,780 and
$798,773, respectively)                   7,094,813        6,768,307
Prepaid expenses and deferred
charges (net of
accumulated amortization of
$3,600,629 and $3,481,529,
respectively)                               694,455          984,574
Property, plant and equipment
(net of accumulated
depreciation of $17,770,490
and $15,246,042,
respectively)                            23,698,382       20,582,046
Intangible assets (net of
accumulated amortization of
$56,948,214 and $54,346,121,
respectively)                            30,985,787       33,587,880
Other assets                               4,385,962        1,236,485
TOTAL ASSETS                            $172,461,194     $160,994,824



(Continued on the following page.)

                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
     AS OF SEPTEMBER 26, 1997 (UNAUDITED) AND DECEMBER 27, 1996
                            (UNAUDITED)
                            (continued)

                                     September 26,    December 27,
                                            1997            1996
LIABILITIES AND PARTNERS'
CAPITAL:
Liabilities:
Borrowings                             $  57,269,038   $  60,348,428
Accounts payable and
accrued liabilities                      21,856,821      20,941,830
Distribution payable                      18,989,293               -
Subscriber advance payments                1,517,672       1,545,835
Total Liabilities                         99,632,824      82,836,093

Commitments and Contingencies
(Note 3)

Partners' Capital:
General Partner:
Capital contributions, net of
offering expenses                         1,708,299       1,708,299
Cash distributions                       (1,357,734)     (1,167,841)
Cumulative income                            440,636         304,047
                                            791,201         844,505

Limited Partners:
Capital contributions, net of
offering expenses (187,994
Units of Limited
Partnership Interest)                   169,121,150     169,121,150
Tax allowance cash
distribution                            (6,291,459)     (6,291,459)
Cash distributions                    (134,415,710)   (115,616,310)
Cumulative income                         43,623,188      30,100,845
                                          72,037,169      77,314,226
Total Partners' Capital                   72,828,370      78,158,731
TOTAL LIABILITIES AND
PARTNERS' CAPITAL                     $ 172,461,194   $ 160,994,824


See Notes to Consolidated Financial Statements (Unaudited).

                        ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED INCOME STATEMENTS
FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 26, 1997
            (UNAUDITED) AND SEPTEMBER 27, 1996 (UNAUDITED)

                     Thirteen Weeks              Thirty-Nine Weeks
               September 26, September 27,  September 26, September 27,
                   1997          1996           1997          1996
REVENUES:
Operating
revenues       $ 13,736,202   $ 12,523,930   $ 39,536,466  $ 59,611,376

Interest             853,477      1,424,687      2,511,836     2,314,918
Gain on sale
of the
California
Cable Systems             -              -              -   186,020,511
Gain on sale
of WREX           1,844,358              -      1,844,358             -
Gain on sale
of KATC           1,479,522              -      1,479,522             -
Total revenues    17,913,559     13,948,617     45,372,182   247,946,805

COSTS AND
EXPENSES:
Property
operating         4,917,882      4,158,461     14,430,095    20,765,428
General and
adminis-
trative           2,718,120      2,130,461      7,273,477    11,780,127
Depreciation
and amorti-
zation            1,771,150      3,276,773      5,334,222    16,950,957
Interest
expense           1,277,438      1,392,380      3,766,703     8,903,200
Management
fees                302,918        302,917        908,753     1,034,116
Total costs
and expenses     10,987,508     11,260,992     31,713,250    59,433,828
NET INCOME      $  6,926,051   $  2,687,625   $ 13,658,932  $188,512,977

PER UNIT OF LIMITED
  PARTNERSHIP INTEREST:
NET INCOME      $      36.47   $      14.15   $      71.93  $     992.73

Number of
Units               187,994        187,994        187,994       187,994

See Notes to Consolidated Financial Statements (Unaudited).

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 26, 1997 (UNAUDITED)
                 AND SEPTEMBER 27, 1996 (UNAUDITED)

                                          September    September 27,
                                             26,             1996
                                              1997
Cash flows from operating activities:
Net income                               $ 13,658,93    $188,512,97
                                                   2              7
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
Depreciation and amortization              5,334,222     16,950,957
Bad debt expense/(recovery, net)            (58,034)        335,111
Gain on sale of California Cable
 Systems                                           -    (186,020,51
                                                                 1)
Gain on sale of KATC                     (1,479,522)              -

Gain on sale of WREX                     (1,844,358)              -

Changes in operating assets and
 liabilities:
 Decrease/(Increase):
   Accounts receivable                     (268,472)      3,992,842
   Investments held by escrow agents       6,244,252    (5,000,000)
   Prepaid expenses and deferred             171,019        416,839
charges
   Other assets                          (3,149,477)       (41,947)
(Decrease)/Increase:
   Accounts payable and accrued
     liabilities                           6,488,383    (10,044,443
                                                                  )
   Subscriber advance payments               (28,163        (42,106
                                                   )              )

Net cash provided by
 operating activities                     25,068,782      9,059,719



(Continued on the following page.)

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 26, 1997
           (UNAUDITED) AND SEPTEMBER 27, 1996 (UNAUDITED)
                             (continued)

                                          September     September
                                             26,           27,
                                              1997          1996
Cash flows from investing activities:
Proceeds from sale of the California
  Cable Systems                               $     -  $ 286,000,00
                                                                  0
Payment of costs incurred related to
  sale of the California Cable Systems     (2,249,512  (8,196,272)
                                                    )
Purchase of property, plant and
  equipment                                (5,729,365  (6,445,263)
                                                    )
Intangible assets                                  -       (10,000)

Net cash (used in)/provided by
investing                                  (7,978,877   271,348,465
  activities                                        )

Cash flows from financing activities:
Principal payments on borrowings          (3,079,390)  (120,823,500
                                                                  )
Cash distribution                                  -   (109,188,434
                                                                  )

Net cash used in financing activities      (3,079,390  (230,011,934
                                                    )             )

Net increase in cash and cash
  equivalents                              14,010,515    50,396,250
Cash and cash equivalents at
  beginning of year                        91,591,280    40,124,366

Cash and cash equivalents at end of
  period                                 $ 105,601,79  $  90,520,61
                                                    5             6

Cash paid for interest                   $   3,061,08  $   8,098,69
                                                    6             0



Supplemental Disclosure:

During the third quarter of 1997, the Partnership declared a distribution of $18,989,293 which will be paid to partners in the fourth quarter.

See Notes to Consolidated Financial Statements (Unaudited).

                     ML MEDIA PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    FOR THE THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 26, 1997
                           (UNAUDITED)


1. Basis of Presentation

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of the General Partner, necessary for a fair presentation of the financial position of the Partnership as of September 26, 1997 and the results of operations and cash flows of the Partnership for the interim periods presented. The results of operations for the thirty-nine week period ended September 26, 1997 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in the financial statements provided herein and prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission ("Commission"). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Partnership's 1996 Annual Report on Form 10-K filed with the Commission on April 11, 1997.

Certain reclassifications were made to the 1996 financial statements to conform with the current periods' presentation.

2. California Cable Systems, KATC/WREX, Puerto Rico Radio and
   Wincom-WEBE-WICC

The information set forth in the Liquidity and Capital Resources section of Part I, Item 2; Management's Discussion and Analysis of Financial Condition and Results of Operations under the headings California Cable Systems, KATC/WREX, Puerto Rico Radio and Wincom-WEBE-WICC is hereby incorporated herein by reference and made a part hereof.

3. Contingencies

On May 1, 1996, a purported class action lawsuit was filed in Orange County Superior Court against the Partnership on behalf of subscribers of the Partnership's California Cable Systems serving Anaheim, Villa Park and adjacent areas of unincorporated Orange County, California. This purported class action lawsuit alleges that excessive late fee payments have been charged to such subscribers since April, 1992 and seeks refunds of late fee payments to subscribers and related interest, damages and legal costs. On September 5, 1997, the Order of the court was signed and filed to give tentative approval to the late fee class action settlement in the amount of $57,500. The Court is requiring that public notice of the settlement be given and objections must be filed by November 19, 1997, after which date a final approval hearing will be held on December 3, 1997 in Orange County Superior Court.

On August 29, 1997, a purported class action was commenced in New York Supreme Court, New York County, on behalf of the limited partners of the Partnership, against the Partnership, the Partnership's general partner, Media Management Partners (the "General Partner"), the General Partner's two partners, RP Media Management ("RPMM") and ML Media Management Inc. ("MLMM"), Merrill Lynch & Co., Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"). The action concerns the Partnership's payment of certain management fees and expenses to the General Partner and the payment of certain purported fees to an affiliate of RPMM.

Specifically, the plaintiffs allege breach of the Partnership Agreement, breach of fiduciary duties, and unjust enrichment by the General Partner in that the General Partner allegedly: (1) improperly deferred and accrued certain management fees and expenses in an amount in excess of $14.0 million, (2) improperly paid itself such fees and expenses out of the sale of Partnership assets, and (3) improperly paid Multivision, an affiliate of RPMM, supposedly duplicative fees in an amount in excess of $14.4 million.

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs allege that these defendants aided and abetted the General Partner in the breach of the Partnership Agreement and in the breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid management fees and expenses, and compensatory and punitive damages. A response to the Complaint is due on December 5, 1997. The defendants intend to vigorously defend this action.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Liquidity and Capital Resources.

As of September 26, 1997, Registrant had $105,601,795 in cash and cash equivalents. Of this amount, approximately $34.2 million is restricted for use at the operating level of the Puerto Rico Systems (as defined below), to fund capital expenditure programs and satisfy future debt service requirements (including annual principal payments of $20 million which will commence November 30, 1998), approximately $32.0 million is held in cash to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems prior to and resulting from their sale, and approximately $464,000 is dedicated to fund both actual and contingent liabilities resulting from the sale of WREX-TV and KATC-TV. In addition, approximately $6.8 million is being held for use at the operating level of Registrant's other remaining media properties, approximately $19.0 million is being reserved for the pending cash distribution (see below), and all remaining cash and cash equivalents are available to Registrant for uses as provided in the Partnership Agreement. As of September 26, 1997, the amount payable for accrued management fees and expenses owed to the General Partner amounted to approximately $3.9 million.

During the third quarter, Registrant declared a $100 per $1,000 limited partnership unit ("Unit") cash distribution totaling $18,799,400. In addition, $189,893 will be remitted to the General Partner representing its 1% share. The funds for this distribution were derived from the release of (i) certain proceeds that were deposited into escrow upon the sale of KATC-TV; (ii) certain proceeds that were deposited into escrow upon the sale of the California Cable Systems; and (iii) certain reserves previously established upon the sales of KATC-TV, WREX-TV and the California Cable Systems. In accordance with the terms of the Partnership Agreement, funds received from the release of an indemnity escrow account, after accounting for certain expenses of Registrant, including certain expenses incurred after the original sale, are distributed to partners of record as of the date such unused amounts are released from escrow, rather than to the partners of record as of the date of the sale. In addition, funds from sales reserves are distributed to partners of record as of the date of their release (the date when Registrant determines such reserves are no longer necessary), rather than to partners of record on the date of the sale. Accordingly, the Limited Partners' portion of the declared distribution is composed of the following: $10.09 per Unit (totaling $1,896,860) from the release of the California Cable Systems escrow account will be paid to partners of record on June 3, 1997; $5.26 per Unit (totaling $988,848) from the release of the KATC-TV escrow account will be paid to partners of record on June 24, 1997; and, $84.65 per Unit (totaling $15,913,692) from the release of KATC-TV, WREX-TV and the California Cable Systems various reserve accounts will be paid to partners of record on August 14, 1997. Registrant anticipates making the $100.00 per Unit cash distribution, less applicable state and federal withholding taxes, in the fourth quarter.

As of September 26, 1997, Registrant's operating investments in media properties consisted of a 50% interest in a joint venture (the "Venture"), which owns an FM (WFID-FM) and AM (WUNO-AM) radio station combination and a background music service in San Juan, Puerto Rico ("C-ML Radio"), and 100% of the stock of Century-ML Cable Corporation ("C-ML Cable"; jointly with C-ML Radio, the "Puerto Rico Systems"), which owns and operates two cable television systems in Puerto Rico; an FM (WEBE-FM) and AM (WICC-AM) radio station combination in Bridgeport, Connecticut; an FM (KEZY-FM) and AM (KORG-AM) radio station combination in Anaheim, California, and Wincom Broadcasting Corporation ("Wincom"), a corporation that owns an FM radio station (WQAL-FM) in Cleveland, Ohio. In early October, the Venture entered into an agreement to sell C-ML Radio (see below).

Registrant's ongoing cash needs will be to fund debt service, capital expenditures and working capital requirements. During the thirty-nine week period ended September 26, 1997, cash interest paid was $3,061,086 and principal repayments of $3,079,390 were made. During the remainder of 1997, Registrant is required by its various debt agreements to make scheduled principal repayments in the aggregate, of $7,269,038 under all of its debt agreements.

Registrant does not have sufficient unrestricted cash to meet all of the contractual debt obligations of all of its operating investments; however, such debt obligations are recourse only to specified assets.

Although no assurance can be made concerning the precise timing of the ultimate disposition of Registrant's remaining media properties, Registrant currently anticipates that selling its remaining investments in media properties will run through 1998.

On May 1, 1996, a purported class action lawsuit was filed in Orange County Superior Court against Registrant on behalf of subscribers of the California Cable Systems serving Anaheim, Villa Park and adjacent areas of unincorporated Orange County, California. This purported class action lawsuit alleges that excessive late fee payments have been charged to such subscribers since April, 1992 and seeks refunds of late fee payments to subscribers and related interest, damages and legal costs. On September 5, 1997, the Order of the court was signed and filed to give tentative approval to the late fee class action settlement in the amount of $57,500. The Court is requiring that public notice of the settlement be given and objections must be filed by November 19, 1997, after which date a final approval hearing will be held on December 3, 1997 in Orange County Superior Court.

On August 29, 1997, a purported class action was commenced in New York Supreme Court, New York County, on behalf of the limited partners of Registrant, against Registrant, Registrant's general partner, Media Management Partners (the "General Partner"), the General Partner's two partners, RP Media Management ("RPMM") and ML Media Management Inc. ("MLMM"), Merrill Lynch & Co., Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"). The action concerns Registrant's payment of certain management fees and expenses to the General Partner and the payment of certain purported fees to an affiliate of RPMM.

Specifically, the plaintiffs allege breach of the Partnership Agreement, breach of fiduciary duties, and unjust enrichment by the General Partner in that the General Partner allegedly: (1) improperly deferred and accrued certain management fees and expenses in an amount in excess of $14.0 million, (2) improperly paid itself such fees and expenses out of the sale of Registrant assets, and (3) improperly paid Multivision, an affiliate of RPMM, supposedly duplicative fees in an amount in excess of $14.4 million.

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs allege that these defendants aided and abetted the General Partner in the breach of the Partnership Agreement and in the breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid management fees and expenses, and compensatory and punitive damages. A response to the Complaint is due on December 5, 1997. The defendants intend to vigorously defend this action.

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

Pursuant to the Asset Purchase Agreement and a letter agreement, entered into by Registrant and Century at closing, Registrant deposited $5 million into an indemnity escrow account. On June 3, 1997, Registrant received the release of such escrowed proceeds of $5 million (and approximately $300,000 of interest earned thereon) generated from the sale of the California Cable Systems. This release of escrowed proceeds is included in the cash distribution, after accounting for certain expenses of Registrant, that will be distributed in the fourth quarter in accordance with the terms of the Partnership Agreement.

Upon closing, Registrant set aside approximately $40.7 million in a cash reserve to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems' operations prior to and resulting from their sale, as well as a potential purchase price adjustment. In accordance with the Partnership Agreement, any amounts which may be available for distribution from any unused cash reserves, after accounting for certain other expenses of Registrant including certain expenses incurred after May 31, 1996, will be distributed to partners of record as of the date such unused reserves are released, when Registrant determines such reserves are no longer necessary, rather than to the partners of record on May 31, 1996, the date of the sale. Effective August 14, 1997, reserves in the amount of approximately $13.2 million were released and, after accounting for certain expenses of Registrant, in accordance with the terms of the Partnership Agreement, are included in the cash distribution that will be distributed in the fourth quarter. As of September 26, 1997, Registrant has approximately $23.5 million remaining in cash reserves to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems prior to and resulting from their sale.

Upon closing, a portion of the sales proceeds of the California Cable Systems were allocated to pay approximately $9.2 million to the General Partner for accrued management fees and expenses as of the date of sale; of this amount, approximately $7.6 million was paid through September 26, 1997. In addition, upon the August 14, 1997 release of reserves, a portion of the reserve was allocated to pay approximately $2.3 million to the General Partner for accrued management fees and expenses as of such date.

KATC/WREX

On June 24, 1997, Registrant received the release of escrowed proceeds of $1.0 million (and approximately $100,000 of interest earned thereon) generated from the sale of KATC-TV. In addition, a portion of the reserve established at the time of the KATC-TV and WREX-TV sales of approximately $3.4 million in aggregate was released effective August 14, 1997. Both the release of reserves and escrowed proceeds are included in the cash distribution that will be distributed in the fourth quarter, after accounting for certain expenses of Registrant, in accordance with the terms of the Partnership Agreement. During the thirteen week period ended September 26, 1997, Registrant recognized a gain on sale of KATC-TV and WREX-TV of approximately $1.5 million and $1.8 million, respectively, resulting from the reversal of previous accruals.

Puerto Rico Radio

In October, 1997, the Venture entered into a sales agreement to sell C-ML Radio for approximately $11.5 million, subject to closing adjustments, as well as a Local Marketing Agreement, effective as of October 1, 1997, which, subject to compliance with the rules of the Federal Communications Commission ("Commission" or "FCC"), allows the buyer to program the station from that date forward. Although Registrant will attempt to close the sale of C-ML Radio, there are numerous conditions to closing, including FCC approval. Therefore, there can be no assurance that the sale will be consummated as contemplated. Registrant anticipates receiving no proceeds from any resulting sale since any sale proceeds received from the sale of C-ML Radio are required to be applied against the aggregate outstanding senior indebtedness, which jointly finances C-ML Radio and C-ML Cable.

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

Cable Industry Regulation

The cable industry is subject to significant regulation at both the federal and local level, particularly as a result of the Cable Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which imposed significant new regulations on the industry. The 1992 Cable Act required the development of detailed regulations and other guidelines by the FCC, most of which have now been adopted but some of which remain subject to petitions for reconsideration before the FCC and/or court of appeals.

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

Under regulations promulgated by the FCC to implement the 1992 Cable Act, cable operators were required to set an "initial permitted" rate for regulated service using either (i) a "benchmark" approach which, essentially involved a reduction in rates of 17% from those existing on September 30, 1992; or (ii) a cost of service approach, which, much like the method historically used to regulate the rates of local exchange carriers, allows cable system operators to recover through regulated rates their normal operating expenses, and a reasonable return on investment. Once set, cable systems were allowed to adjust their initial permitted rate on a going forward basis, either quarterly or annually under the FCC's "price cap" mechanism, which accounts for inflation, changes in "external costs," and changes in the number of regulated channels.
External costs include state and local taxes applicable to the provision of cable television service, franchise fees, the costs of complying with certain franchise requirements, annual FCC regulatory fees and retransmission consent fees and copyright fees incurred for the carriage of broadcast signals. In addition, a cable system may treat as external (and thus pass through to its subscribers) the costs, plus a 20 cent per channel mark-up, for channels newly added to a CPST. Through 1996, each cable system was subject to an aggregate cap of $1.50 on the amount it may increase CPST rates due to channel additions. The FCC has also adopted "tier flexibility" rules that allow cable operators to reduce BST rates and take a corresponding revenue neutral, increase in CPST rates. The FCC's rate regulations will continue to govern the price Registrant's cable systems may charge.

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

The foregoing does not purport to be a complete summary of the Communications Act of 1934 as amended, the 1992 Cable Act, and the 1996 Act or of the regulations and policies of the FCC thereunder. Moreover, proposals for additional or revised statutory or regulatory requirement are considered by Congress and the FCC from time to time. It is not possible to predict what legislative, regulatory or judicial changes, if any, may occur or their impact on the Company's business or operations.

Forward Looking Information

In addition to historical information contained or incorporated by reference in this report on Form 10-Q, Registrant may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. In order to comply with the terms of the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995, Registrant notes that a variety of factors, many of which are beyond its control, affect its operations, performance, business strategy, and results and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the effect of changing economic and market conditions, trends in business and finance and in investor sentiment, the level of volatility of interest rates, the actions undertaken by both current and potential new competitors, the impact of current, pending, and future legislation and regulation both in the United States and throughout the world, and the other risks and uncertainties detailed in this Form 10-Q, and as more fully detailed in Form 10-K incorporated by reference herein. Registrant undertakes no responsibility to update publicly or revise any forward-looking statements.

Results of Operations.

For the thirteen week periods ended September 26, 1997 and September 27, 1996:

Net Income.

Registrant's net income for the thirteen week period ended September 26, 1997 was approximately $6.9 million, as compared to net income of approximately $2.7 million for the 1996 period.
The increase in net income for the 1997 period primarily resulted from the recognition in 1997 of a book gain from the sale of KATC-TV and WREX-TV resulting from the reversal of previous accruals and other factors described below.

Operating Revenues.

During the thirteen week periods ended September 26, 1997 and September 27, 1996, Registrant had total operating revenues of approximately $13.7 million and $12.5 million, respectively. The approximate $1.2 million increase in operating revenues was primarily due to an increase of approximately $644,000 in operating revenues at C-ML Cable as well as a combined increase of approximately $941,000 at the Wincom-WEBE-WICC Group. The increase in operating revenues at C-ML Cable reflects an increase in basic subscriber rates and advertising revenues as well as an increase in the number of basic subscribers due to successful marketing efforts. The combined increase in operating revenues at the Wincom-WEBE-WICC Group is due to stronger market conditions at all three stations, including higher advertising rates arising from increased ratings. The remaining increases or decreases in operating revenues were immaterial, either individually or in the aggregate.

Interest Income.

Registrant earned interest income of approximately $853,000 and $1.4 million during the third quarters of 1997 and 1996, respectively. The decrease is due primarily to interest earned on the higher cash balances that existed during the third quarter of 1996 related to the sale of the California Cable Systems.

Property Operating Expense.

During the third quarters of 1997 and 1996, Registrant incurred property operating expenses of approximately $4.9 million and $4.2 million, respectively. Registrant's total property operating expenses increased by approximately $759,000 from year to year primarily due to an increase of approximately $419,000 at C-ML Cable due to expenses directly related to the increase in operating revenues, as well as increased marketing costs. The remaining increases or decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

General and Administrative Expense.

During the third quarters of 1997 and 1996, Registrant incurred general and administrative expenses of approximately $2.7 million and $2.1 million, respectively. Registrant's total general and administrative expenses increased by approximately $588,000 from year to year primarily due to an increase of approximately $247,000 at C-ML Cable due to expenses directly related to the increase in operating revenues. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Depreciation and Amortization Expense.

Registrant's depreciation and amortization expense totaled approximately $1.8 million and $3.3 million during the third quarters of 1997 and 1996, respectively. Registrant's total depreciation and amortization expense decreased by approximately $1.5 million from year to year due to a decrease of approximately $1.5 million at C-ML Cable which resulted from the write-off of certain fixed assets during the third quarter of 1996. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in the aggregate.

Interest Expense.

Interest expense of approximately $1.3 million and $1.4 million in the third quarters of 1997 and 1996, respectively, represents the cost incurred for borrowed funds utilized to acquire various media properties. The approximate $115,000 decrease in interest expense is to due to the repayment of a portion of the outstanding borrowings.

For the thirty-nine week periods ended September 26, 1997 and September 27, 1996:

Net Income.

Registrant's net income for the thirty-nine week period ended September 26, 1997 was approximately $13.7 million, as compared to net income of approximately $188.5 million for the 1996 period.
The decrease in net income for the 1997 period primarily resulted from the sale of the California Cable Systems during the second quarter of 1996, partially offset by the sales of KATC-TV and WREX-TV during the third quarter of 1997, the recognition of a book gain from the sale of KATC-TV and WREX-TV resulting from the reversals of previous accruals and other factors described below.

Operating Revenues.

During the thirty-nine week periods ended September 26, 1997 and September 27, 1996, Registrant had total operating revenues of approximately $39.5 million and $59.6 million, respectively. The approximate $20.1 million decrease in operating revenues was primarily due to a decrease of approximately $24.5 million in operating revenues resulting from the sale of the California Cable Systems during the second quarter of 1996, partially offset by an increase of approximately $1.7 million in operating revenues at C-ML Cable as well as a combined increase of approximately $2.6 million in the Wincom-WEBE-WICC Group. The increase in operating revenues at C-ML Cable reflects an increase in basic subscriber rates and advertising revenues as well as an increase in the number of basic subscribers due to successful marketing efforts. The combined increase in operating revenues at the Wincom-WEBE-WICC Group is due to stronger market conditions at all three stations, including higher advertising rates arising from increased ratings. The remaining increases or decreases in operating revenues were immaterial either individually or in the aggregate.

Interest Income.

Registrant earned interest income of approximately $2.5 million and $2.3 million during the first thirty-nine weeks of 1997 and 1996, respectively. The increase is due primarily to interest earned on the higher average cash balances that existed during the first thirty-nine weeks of 1997 related to the sale of the California Cable Systems.

Property Operating Expense.

During the first thirty-nine weeks of 1997 and 1996, Registrant incurred property operating expenses of approximately $14.4 million and $20.8 million, respectively. Registrant's total property operating expenses decreased by approximately $6.3 million from year to year due primarily to a decrease of approximately $8.6 million resulting from the sale of the California Cable Systems during the second quarter of 1996, partially offset by an increase of approximately $1.3 million at C-ML Cable due to expenses directly related to the increase in operating revenues, as well as increased marketing costs, and a combined increase of approximately $848,000 at the Wincom-WEBE-WICC Group due to increased selling expenses as a result of higher revenues and increased advertising and marketing expenses due to heightened market competition. The remaining increases or decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

General and Administrative Expense.

During the first thirty-nine weeks of 1997 and 1996, Registrant incurred general and administrative expenses of approximately $7.3 million and $11.8 million, respectively. Registrant's total general and administrative expenses decreased by approximately $4.5 million from year to year due primarily to a decrease of approximately $5.4 million resulting from the sale of the California Cable Systems during the second quarter of 1996. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Depreciation and Amortization Expense.

Registrant's depreciation and amortization expense totaled approximately $5.3 million and $16.9 million in the first thirty-nine weeks of 1997 and 1996, respectively. The approximately $11.6 million decrease in Registrant's total depreciation and amortization expense from year to year was primarily due to a decrease of approximately $7.0 million resulting from the sale of the California Cable Systems during the second quarter of 1996 and approximately a $4.6 million decrease at C-ML Cable which resulted from the write-off of certain fixed assets during the first nine months of 1996. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in the aggregate.

Interest Expense.

Interest expense of approximately $3.8 million and $8.9 million in the first thirty-nine weeks of 1997 and 1996, respectively, represents the cost incurred for borrowed funds utilized to acquire various media properties. The approximately $5.1 million decrease in interest expense is due to the repayment of the outstanding borrowings.

                  PART II - OTHER INFORMATION.


Item 1. Legal Proceedings.

        On May 1, 1996, a purported class action lawsuit was filed in Orange County Superior Court against Registrant on behalf of subscribers of the California Cable Systems serving Anaheim, Villa Park and adjacent areas of unincorporated Orange County, California. This purported class action lawsuit alleges that excessive late fee payments have been charged to such subscribers since April, 1992 and seeks refunds of late fee payments to subscribers and related interest, damages and legal costs. On September 5, 1997, the Order of the court was signed and filed to give tentative approval to the late fee class action settlement in the amount of $57,500. The Court is requiring that public notice of the settlement be given and objections must be filed by November 19, 1997, after which date a final approval hearing will be held on December 3, 1997 in Orange County Superior Court.

        On August 29, 1997, a purported class action was commenced in New York Supreme Court, New York County, on behalf of the limited partners of Registrant, against Registrant, Registrant's General Partner, Media Management Partners (the "General Partner"), the General Partner's two partners, RP Media Management ("RPMM") and ML Media Management Inc. ("MLMM"), Merrill Lynch & Co., Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"). The action concerns Registrant's payment of certain management fees and expenses to the General Partner and the payment of certain purported fees to an affiliate of RPMM.

        Specifically, the plaintiffs allege breach of the Partnership Agreement, breach of fiduciary duties, and unjust enrichment by the General Partner in that the General Partner allegedly: (1) improperly deferred and accrued certain management fees and expenses in an amount in excess of $14.0 million, (2) improperly paid itself such fees and expenses out of the sale of Registrant assets, and (3) improperly paid Multivision, an affiliate of RPMM, supposedly duplicative fees in an amount in excess of $14.4 million.

        With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs allege that these defendants aided and abetted the General Partner in the breach of the Partnership Agreement and in the breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid management fees and expenses, and compensatory and punitive damages. A response to the Complaint is due on December 5, 1997. The defendants intend to vigorously defend this action.

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

                           ML MEDIA PARTNERS, L.P.
                           By: Media Management Partners
                               General Partner

                           By: ML Media Management Inc.


Dated:  November 10, 1997  /s/ Kevin K. Albert
                               Kevin K. Albert
                               Director and President


Dated:  November 10, 1997  /s/ Robert F. Aufenanger
                               Robert F. Aufenanger
                               Director and Executive Vice
                               President


Dated:  November 10, 1997  /s/ Diane T. Herte
                               Diane T. Herte
                               Treasurer
                               (principal accounting officer
                                and principal financial
                                officer of the Registrant)




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ML MEDIA PARTNERS, L.P.
                              By: Media Management Partners
                                  General Partner

                              By: RP Media Management


Dated:  November 10, 1997      /s/I. Martin Pompadur
                                  I. Martin Pompadur
                                  President, Secretary and
                                  Director
                                  (principal executive officer of
                                   the Registrant)

Dated:  November 10, 1997      /s/Elizabeth McNey Yates
                                  Elizabeth McNey Yates
                                  Executive Vice President