Form 10-K
period 1997-12-26
ML MEDIA PARTNERS LP
filed 1998-03-26
CIK 785959

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended
                        December 26, 1997

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

Media Properties

As of December 26, 1997, Registrant's investments in media properties consist of:

    a 50% interest in a joint venture which owns two cable television systems in Puerto Rico and an AM and FM radio station combination and a background music service in Puerto Rico. In
  October 1997, a sales agreement to sell the radio station combination and the background music service was entered into (see further discussion below);

an AM and FM radio station combination in Bridgeport, Connecticut;

a corporation which owns an FM radio station in Cleveland, Ohio; and

an AM and FM radio station combination in Anaheim, California.

Registrant has completed the sale of the following media properties:

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

Puerto Rico Investments

Cable Television Investments

Pursuant to the management agreement and joint venture agreement dated December 16, 1986 (the "Joint Venture Agreement"), as amended and restated, between Registrant and Century Communications Corp. ("Century"), the parties formed a joint venture under New York law, Century-ML Cable Venture (the "Venture"), in which each has a 50% ownership interest. Century is a publicly held corporation unaffiliated with the General Partner or any of its affiliates. On December 16, 1986 the Venture, through its wholly-owned subsidiary corporation, Century-ML Cable Corporation ("C-ML Cable Corp."), purchased all of the stock of Cable Television Company of Greater San Juan, Inc. ("San Juan Cable"), and liquidated San Juan Cable into C-ML Cable Corp. C-ML Cable Corp., as successor to San Juan Cable, is the operator of the largest cable television system in Puerto Rico.

On September 24, 1987, the Venture acquired all of the assets of Community Cable-Vision of Puerto Rico, Inc., Community Cablevision of Puerto Rico Associates, and Community Cablevision Incorporated (collectively, the "Community Companies"), which consisted of a cable television system serving the communities of Catano, Toa Baja and Toa Alta, Puerto Rico, which are contiguous to San Juan Cable.

C-ML Cable Corp. and the Community Companies are herein referred to as C-ML Cable ("C-ML Cable"). As of December 26, 1997, C-ML Cable serves 123,990 basic subscribers, passes 284,450 homes and consists of approximately 1,835 linear miles of cable plant.

During 1997, Registrant's share of the net revenues of C-ML Cable totaled $29,404,870 (55.2% of operating revenues of Registrant).

During 1996, Registrant's share of the net revenues of C-ML Cable totaled $26,342,927 (36.7% of operating revenues of Registrant).

During 1995, Registrant's share of the net revenues of C-ML Cable totaled $24,126,675 (22.1% of operating revenues of Registrant).

Radio Investments

On February 15, 1989, Registrant and Century entered into a Management Agreement and Joint Venture Agreement whereby a new joint venture, Century-ML Radio Venture ("C-ML Radio"), was formed under New York law. Responsibility for the management of radio stations to be acquired by C-ML Radio was assumed by Registrant.

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

Effective January 1, 1994, all of the assets of C-ML Radio were transferred to the Venture in exchange for the assumption by the Venture of all the obligations of C-ML Radio and the issuance to Century and Registrant by the Venture of new certificates evidencing partnership interests of 50% and 50%, respectively. The transfer was made pursuant to a Transfer of Assets and Assumption of Liabilities Agreement. At the time of this transfer, Registrant and Century entered into an amended and restated management agreement and joint venture agreement (the "Revised Joint Venture Agreement") governing the affairs of the Venture as revised.

Under the terms of the Revised Joint Venture Agreement, Century is responsible for the day-to-day operations of C-ML Cable and Registrant is responsible for the day-to-day operations of C-ML Radio. For providing services of this kind, Century is entitled to receive annual compensation of 5% of C-ML Cable's net gross revenues (defined as gross revenues from all sources less monies paid to suppliers of pay TV product, e.g., HBO, Cinemax, Disney and Showtime) and Registrant is entitled to receive annual compensation of 5% of C-ML Radio's gross revenues (after agency commissions, rebates or discounts and excluding revenues from barter transactions). All significant policy decisions relating to the Venture, the operation of C-ML Cable and the operation of C-ML Radio however, will only be made upon the concurrence of both Registrant and Century. Registrant may require a sale of the assets and business of C-ML Cable or C-ML Radio at any time. If Registrant proposes such a sale, Registrant must first offer Century the right to purchase Registrant's 50% interest in such assets at 50% of the total fair market value of such assets at such time as determined by independent appraisal. If Century elects not to purchase Registrant's 50% interest, Registrant may elect to purchase Century's interest in such assets on similar terms.

In October 1997, the Venture entered into a sales agreement to sell C-ML Radio for approximately $11.5 million, subject to closing adjustments. In addition, in connection with such sales agreement, Registrant entered into a Local Marketing Agreement, effective as of October 1, 1997, which, subject to compliance with the rules of the Federal Communications Commission ("Commission" or "FCC"), allows the buyer to program the station. Since there are numerous conditions to closing, including FCC approval, there can be no assurance that the sale will be consummated as contemplated and without consummation the Local Marketing Agreement will be cancelled. Registrant anticipates receiving no proceeds from any resulting sale since any sale proceeds received from the sale of C-ML Radio are required to be applied against the aggregate outstanding senior indebtedness which jointly finances C-ML Radio and C-ML Cable.

During 1997, Registrant's share of the net revenues of C-ML Radio totaled $2,051,576 (3.9% of operating revenues of Registrant).

During 1996, Registrant's share of the net revenues of C-ML Radio totaled $2,951,028 (4.1% of operating revenues of Registrant).

During 1995, Registrant's share of the net revenues of C-ML Radio totaled $2,772,238 (2.5% of operating revenues of Registrant).

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

Pursuant to the Asset Purchase Agreement and a letter agreement, entered into by Registrant and Century at closing, Registrant deposited $5 million into an indemnity escrow account pending the resolution of certain rate regulation and other matters relating to charges by Registrant to its subscribers for cable service.
On June 3, 1997, Registrant received the release of such escrowed proceeds ($5 million and approximately $300,000 of interest earned thereon) generated from the sale of the California Cable Systems. This release of escrowed proceeds, after accounting for certain expenses of Registrant, was included in a cash distribution made to partners on November 25, 1997, in accordance with the terms of the Partnership Agreement.

In addition, upon closing of the sale of the California Cable Systems, Registrant set aside approximately $40.7 million in a cash reserve to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems' operations prior to and resulting from their sale, as well as a potential purchase price adjustment. In accordance with the terms of the Partnership Agreement, any amounts which may be available for distribution from any unused cash reserves, after accounting for certain other expenses of Registrant including certain expenses incurred after May 31, 1996, will be distributed to partners of record as of the date such unused reserves are released, when Registrant determines such reserves are no longer necessary, rather than to the partners of record on May 31, 1996, the date of the sale.

Effective August 14, 1997, reserves in the amount of approximately $13.2 million were released and, after accounting for certain expenses of Registrant, in accordance with the terms of the Partnership Agreement, were included in the cash distribution that was distributed to partners on November 25, 1997. As of December 26, 1997, Registrant has approximately $23.3 million remaining in cash reserves to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems prior to and resulting from their sale.

Upon closing, a portion of the sales proceeds of the California Cable Systems were allocated to pay approximately $9.2 million to the General Partner for accrued management fees and expenses as of the date of sale; of this amount, approximately $7.6 million was paid through December 26, 1997. In addition, upon the August 14, 1997 release of reserves, a portion of the reserve was allocated to pay approximately $3.5 million to the General Partner for accrued management fees and expenses as of such date.

During 1996, until its sale on May 31, 1996, California Cable
Systems generated operating revenues of $24,085,663 (33.5% of operating revenues of Registrant).

During 1995, California Cable Systems generated operating revenues of $57,115,752 (52.3% of operating revenues of Registrant).

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

Effective August 14, 1997 approximately $1.8 million, a portion of the reserve established at the time of the WREX-TV sale, was released. In accordance with the terms of the Partnership Agreement, such released reserve amounts, after accounting for certain expenses of Registrant, were included in the cash distribution made to partners on November 25, 1997. In addition, effective December 26, 1997 the remaining reserve established at the time of the WREX sale of approximately $161,000 was released. Thus, during 1997, Registrant recognized a gain on sale of WREX of approximately $2.0 million resulting from the release of reserves and reversal of previous accruals.

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

On June 24, 1997, Registrant received the release of escrowed proceeds of $1.0 million (and approximately $100,000 of interest earned thereon) generated from the sale of KATC. In addition, effective August 14, 1997, approximately $1.5 million, a portion of the reserve established at the time of the KATC sale, was released. In accordance with the terms of the Partnership Agreement, the amount of such released reserve and escrowed proceeds, after accounting for certain expenses of Registrant, were included in the cash distribution made to partners on November 25, 1997. In addition, effective December 26, 1997, the remaining reserve established at the time of the KATC sale of approximately $218,000 was released. Thus, during 1997, Registrant recognized a gain on sale of KATC of approximately $1.7 million resulting from the release of reserves and reversal of previous accruals.

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

During 1997, WEBE-FM generated operating revenues of $7,851,792
(14.8% of operating revenues of Registrant).

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

During 1997, Wincom generated operating revenues of $6,995,768
(13.1% of operating revenues of Registrant).

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

During 1997, WICC-AM generated operating revenues of $2,969,144
(5.6% of operating revenues of Registrant).

During 1996, WICC-AM generated operating revenues of $2,494,402
(3.5% of operating revenues of Registrant).

During 1995, WICC-AM generated operating revenues of $2,397,808
(2.2% of operating revenues of Registrant).

                      Wincom-WEBE-WICC Loan

On July 19, 1989, Registrant entered into an Amended and Restated Credit Security and Pledge Agreement which provided for borrowings up to $35.0 million for use in connection with Wincom-WEBE-WICC (the "Wincom-WEBE-WICC Loan"). On July 30, 1993, Registrant and Chemical Bank (the "Wincom Bank") executed an amendment to the Wincom-WEBE-WICC Loan (the "Restructuring Agreement"), effective January 1, 1993, which cured all previously outstanding defaults pursuant to the Wincom-WEBE-WICC Loan. As of December 31, 1997, Registrant was in default on the Wincom-WEBE-WICC Loan. Registrant and the Wincom Bank are negotiating the terms of a waiver of the default and an amendment to the Wincom-WEBE-WICC Loan that would, among other things, extend the maturity date of the loans to June 30, 1999. Registrant expects to either enter into such amendment or to repay the full amount of principal and interest due under the loan in 1998. Refer to Note 5 of "Item 8. Financial Statements and Supplementary Data" for further information regarding the Wincom-WEBE-WICC Loan.

Anaheim Radio Stations

On November 16, 1989, Registrant acquired KORG-AM ("KORG")and KEZY-FM ("KEZY") (jointly the "Anaheim Radio Stations" or "KORG/KEZY") located in Anaheim, California, from Anaheim Broadcasting Corporation. The total acquisition cost was approximately $15.1 million.

During 1997, the Anaheim Radio Stations generated operating revenues of $3,950,833 (7.4% of operating revenues of Registrant).

During 1996, the Anaheim Radio Stations generated operating revenues of $3,750,442 (5.2% of operating revenues of Registrant).

During 1995, the Anaheim Radio Stations generated operating revenues of $3,455,853 (3.1% of operating revenues of Registrant).

Employees.

As of December 26, 1997, Registrant and its consolidated subsidiaries employed approximately 409 persons. The business of Registrant is managed by the General Partner. RPMM, MLMM and ML Leasing Management Inc., all affiliates of the General Partner, employ individuals who perform the management and administrative services for Registrant.

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

In recent years, the level of competition in the MVPD market has increased significantly. Notably, several entities provide high-powered direct broadcast satellite ("DBS") service in the continental United States. In addition, the FCC has adopted polices providing for authorization of new technologies and a more favorable operating environment for certain existing technologies which provide, or have the potential to provide, substantial additional competition to cable television systems. For example, the FCC has revised its rules on multi-channel multi-point distribution service ("MMDS" or "wireless cable") to foster MMDS services competitive with cable television systems, has authorized certain telephone companies to deliver directly to their subscribers video programming over enhanced telephone facilities, and recently authorized a new service, the local multipoint distribution service ("LMDS"), which will employ technology analogous to that used by cellular telephone systems to distribute multiple channels of video programming and other data directly to subscribers. Moreover, the Telecommunications Act of 1996 (the "1996 Act") substantially reformed the Communications Act of 1934, as amended (the "Communications Act") by, among other things, permitting telephone companies to enter the MVPD market through a number of means, including in-region cable systems. Regulatory initiatives that will result in additional competition for cable television systems are described in the following sections.


Radio Industry

The radio industry is highly competitive and dynamic, and reaches a larger portion of the population than any other medium. There are generally several stations competing in an area and most larger markets have twenty or more viable stations; however, stations tend to focus on a specific target market by programming music or other formats that appeal to certain demographically specific audiences. As a result of these factors, radio is an effective medium for advertisers as it can have mass appeal or be focused on a specific market. While radio has not been subject to an erosion in market share such as that experienced by broadcast television, it was also subject to the depressed nationwide advertising market at the beginning of this decade. Recent changes in FCC multiple ownership rules have led to more concentration in some local radio markets as a single party is permitted to own additional stations or provide programming and sell advertising on stations it does not own. The provisions of the 1996 Act eliminating national ownership caps and easing local ownership caps have accelerated this trend, as described more fully below.

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

The 1996 Act's cable provisions expanded and in some cases significantly modified the rules established by the 1992 Cable Act. Most significantly, the 1996 Act took steps to reduce, or in some cases eliminate, rate regulation of cable systems, while also allowing substantially greater telephone company participation in the MVPD market, as well as promoting cable operator provision of telecommunications services.

Violations of the Communications Act or any FCC regulations implementing the statutory laws can subject a cable operator to substantial monetary penalties and other sanctions.

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

The 1992 Cable Act and the 1996 Act

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

As discussed in greater detail elsewhere in this filing, some of the principal provisions of the 1992 Cable Act include: (1) a mandatory carriage requirement coupled with alternative provisions for retransmission consent as to over-the-air television signals; (2) rate regulations that completely replace the rate provisions of the 1984 Cable Act; (3) consumer protection provisions; (4) a three-year ownership holding requirement; (5) some clarification of franchise renewal procedures; and (6) FCC authority to examine and set limitations on the horizontal and vertical integration of the cable industry. Of these provisions, the 1996 Act sunset certain of the rate regulations in March 1999 and eliminated the three-year ownership requirement.

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

Pursuant to the 1992 Cable Act, the FCC promulgated rules and regulations governing the following areas: indecency on leased access channels, obscenity on public, educational and governmental ("PEG") channels, mandatory carriage and retransmission consent of over-the-air broadcast signals, home wiring, equal employment opportunity, tier "buy-throughs," customer service standards, cable television ownership standards, program access, carriage of home shopping stations, and rate regulation. Most of these new regulations went into effect by 1994. However, in November 1993, a three-judge panel of the United States Court of Appeals for the D.C. Circuit found the indecency rules to be unconstitutional and remanded them to the Commission. Subsequently, the United States Court of Appeals for the D.C. Circuit vacated the panel decision pending rehearing and a decision by the full court. On rehearing, the en banc court sustained the Commission's regulations. The Supreme Court ultimately affirmed the provision allowing cable operators to decide whether to carry indecent programming on leased access channels but struck down provisions that would have (i) allowed cable operators to decide whether to carry such programming on PEG channels; and (ii) required cable operators to segregate and block indecent programming allowed on lease access channels. The latter two provisions were struck down on First Amendment grounds for being insufficiently tailored to achieve the legitimate governmental objective of protecting children from exposure to "patently offensive" programming. On March 31, 1997, the Supreme Court, in a 5-4 decision, upheld the must carry provisions of the 1992 Cable Act, finding them to be content-neutral regulations that advance important governmental interests unrelated to the suppression of free speech. The must carry rules promulgated by the Commission to implement the must carry provisions were in effect pending the outcome of the appellate process and will thus remain in effect. On a separate matter, in September 1993 the United States District Court for the District of Columbia found that the horizontal ownership limits called for by the 1992 Cable Act are unconstitutional. The Commission voluntarily stayed the effect of its horizontal ownership rules until final judicial resolution of the issue. Thereafter, petitions for reconsideration were filed with the Commission. In August 1996, the United States Court of Appeals for the District of Columbia Circuit consolidated the appeal of the statutory provision with an appeal of the rules and determined to hold judicial proceedings in abeyance pending the FCC's action on the petitions for reconsideration of the rules. Accordingly, the Commission will be required to review the rules while the constitutionality of the underlying statutes remains unresolved. Registrant is unable to predict the ultimate outcome of these proceedings or the impact upon its operations of various FCC regulations still being formulated and/or interpreted. As previously noted, under the broad statutory scheme, cable operators are subject to a two-level system of regulation with some matters under federal jurisdiction, others subject strictly to local regulation, and still others subject to both federal and local regulation. Following are descriptions of some of the more significant regulatory areas of concern to cable operators.

Franchises

The 1984 Cable Act affirmed the right of franchising authorities to award one or more franchises within their jurisdictions and prohibited future cable television systems from operating without a franchise. The 1992 Cable Act provided that franchising authorities may not grant an exclusive franchise or unreasonably deny award of a competing franchise. The 1984 Cable Act also provided that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment but may not specify requirements for video programming or information services other than in broad categories.

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

The 1984 Cable Act permitted local franchising authorities to require cable operators to set aside certain channels for PEG access programming and to impose a franchise fee of up to 5% of gross annual system revenues. The 1984 Cable Act further required cable television systems with 36 or more channels to designate a portion of their channel capacity for commercially leased access by third parties, which generally is available to commercial and non-commercial parties to provide programming (including programming supported by advertising). As required by the 1992 Cable Act, the FCC adopted rules setting maximum reasonable rates and other terms for the use of such leased channels. In January 1997, the FCC released an order that established a new formula for setting leased access rates. It is anticipated that the new formula will lower the rates programmers must pay to lease capacity on cable systems. The FCC has jurisdiction to resolve disputes over the provision of leased access.

The 1996 Act modified the definition of a "cable system" by expanding the so-called "private cable" exemption so that a system serving subscribers without using any public rights-of-way is not a cable system, and need not obtain a local franchise.

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

Rate Regulation

Under the 1992 Cable Act, cable systems' rates for service and related subscriber equipment are subject to regulation by the FCC and local franchising authorities. However, only the rates of cable systems that are not subject to "effective competition" may be regulated. A cable system is subject to effective competition if one of the following conditions is met: (1) fewer than 30% of the households in the franchise area subscribe to the system; (2) at least 50% of the households in the franchise area are served by two MVPDs and at least 15% of the households in the franchise area subscribe to any MVPD other than the dominant cable system; or (3) a franchising authority for that franchise area itself serves as an MVPD offering service to at least 50% of the households in the franchise area. The 1996 Act added a fourth condition: the mere offering (regardless of penetration) by a local exchange carrier, or an entity using the local exchange carrier's ("LEC") facilities, of video programming services (including 12 or more channels of programming, at least some of which are television broadcasting signals) directly to subscribers by any means (other than direct-to-home satellite services) in the franchise area of an unaffiliated cable operator. Pursuant to FCC rules, the Telecommunications Regulatory Board of Puerto Rico (the "Board") filed for certification to regulate the rates of the cable system operated by the Venture. The cable system operator contested the certification, claiming that it was subject to effective competition, and therefore exempt from rate regulation, because fewer that 30 percent of the households in the system's franchise area subscribe to the system. The Commission denied the operator's petition and the cable operator has filed an application for review of the decision, as well as a request for stay. Under FCC rules, a cable system remains subject to rate regulation until the FCC finds that effective competition exists. The franchising authority for the San Juan Cable System in Puerto Rico has been authorized by the FCC to regulate the basic cable service and equipment rates and charges of the system.
The franchising authority has not yet sent a notice to the system to initiate rate regulation. Regulation may result in reduced revenues going forward and in refunds to customers for charges above those allowed by the FCC's rate regulations for up to 12 months retroactively from when the new rates are initiated or the franchising authority issues a potential refund accounting order. Registrant is currently assessing the impact of this regulation.

Under the 1992 Cable Act, a local franchising authority may certify with the FCC to regulate the Basic Service Tier ("BST") and associated subscriber equipment of a cable system within its jurisdiction. By law, the BST must include all broadcast signals (with the exception of national "superstations"), including those required to be carried under the mandatory carriage provisions of the 1992 Cable Act, as well as PEG access channels required by the franchise. The FCC has jurisdiction over the cable programming service tier ("CPST"), which generally includes programming other than that carried on the BST or offered on a per-channel or per-program basis. The 1996 Act, however, confines rate regulation to the BST after three years: on March 31, 1999, the CPST will be exempted from regulation. The 1996 Act also modified the rules governing the filing of complaints for rate increases on the CPST. Under the former procedures, mandated by the 1992 Cable Act, subscribers were allowed to file complaints directly with the FCC. Under the new procedure, only a local franchising authority may file an FCC complaint, and then only if the franchising authority receives "subscriber complaints" within 90 days of the effective date of a rate increase. The FCC must issue a final order within 90 days after receiving a franchising authority's complaint.

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

Alternatively, cable operators may seek to have their rates regulated under a "cost-of-service" approach, which, much like the method historically used to regulate the rates of local exchange carriers, allows cable system operators to recover through regulated rates their normal operating expenses, and a reasonable return on investment. The final cost-of-service rules ultimately adopted by the FCC: (1) establish an industry-wide 11.25% rate of return, (but the Commission has proposed to use a cable system's actual debt cost and capital structure to determine its final rate of return); (2) establish a rebuttable presumption that 34% of the purchase price of cable systems purchased prior to May 15, 1994 (and not just the portion of the price allocable to intangibles) must be excluded from the rate base; and (3) replaced the presumption of a two-year period for accumulated start-up losses with a case-by-case determination of the appropriate period. The 1996 Act restricted the FCC from disallowing certain operator losses for cost-of-service filings. There are no threshold requirements limiting the cable systems eligible for a cost-of-service showing except that, once rates have been set pursuant to a cost-of-service approach, cable systems may not file a new cost-of-service showing to justify new rates for a period of two years.

Having set an initial permitted rate for regulated service using one of the above methodologies, a cable system may adjust its rate going forward either quarterly or annually under the FCC's "price cap" mechanism, which accounts for inflation, changes in "external costs," and changes in the number of regulated channels. External costs include state and local taxes applicable to the provision of cable television service, franchise fees, the costs of complying with certain franchise requirements, annual FCC regulatory fees and retransmission consent fees and copyright fees incurred for the carriage of broadcast signals. In addition, a cable system may treat as external (and thus pass through to its subscribers) the costs, plus a 20 cent per channel mark-up, for channels newly added to a CPST. Through 1997, each cable system was subject to an aggregate cap on the amount it may increase CPST rates due to channel additions. The FCC has also adopted "tier flexibility" rules that allow cable operators to reduce BST rates and take a corresponding, revenue neutral, increase in CPST rates.

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

In accordance with the intent of the 1992 Cable Act, the FCC has established special rate and administrative treatment for small cable systems and small cable companies. In addition to transition rate relief and streamlined rate reduction approaches to setting initial permitted rates, the Commission has provided for the following relief mechanisms for small cable systems and companies: (1) a simplified cost-of-service approach for small systems owned by small companies in which a per-channel rate below $1.24 is considered presumptively reasonable; and (2) a system of any size owned by a small cable company that incurs additional monthly per subscriber headend costs of one full cent or more for the addition of a channel may recover a 20 cent mark-up, the license fee (if any) for the channel, as well as the actual cost of the headend equipment necessary to add new channels (not to exceed $5,000 per channel) for adding not more than seven new channels through 1997. By these actions, the FCC stated that it has expanded the category of systems eligible for special rate and administrative treatment to include approximately 66% of all cable systems in the United States serving approximately 12% of all cable subscribers. The 1996 Act further deregulated small cable companies: under the 1996 Act, an operator that, directly or through an affiliate, serves fewer than 1% of all subscribers in the United States (approximately 600,000 subscribers) and is not affiliated with an entity whose gross annual revenues exceed $250 million is exempt from rate regulation of the CPST and also of the BST (provided that the basic tier was the only tier subject to regulation as of December 31, 1994) in any franchise area in which that operator serves 50,000 or fewer subscribers.

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

The 1996 Act also provided operator flexibility for subscriber notification of rate and service changes, permitting cable operators to use "reasonable" written means to notify subscribers of rate and service changes; notice need not be inserted in subscriber bills. Prior notice of a rate change is not required for any rate change that is the result of regulatory fee, franchise fee, or any other fee, tax, assessment, or change of any kind imposed by a regulator or on the transaction between a cable operator and a subscriber. The FCC has adopted rules implementing a number of provisions of the 1996 Act and is considering the adoption of others.

Pending before the FCC is a petition calling for a freeze on cable rates and increased rate regulation. Congress has also expressed some interest in cable rates and programming costs. In addition, the Chairman of the FCC has expressed concern that the March 31, 1999 sunset for regulation of CPST rates may be unrealistic given that competition to cable has not developed as rapidly as expected following enactment of the 1996 Act. Registrant cannot predict the outcome of FCC or congressional action on these issues.

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

The 1992 Cable Act sought to address some of the issues left unresolved by the 1984 Cable Act. It established a more definite timetable in which the franchising authority is to act on a renewal request. It also narrowed the range of circumstances in which a franchised operator might contend that the franchising authority had constructively waived non-compliance with its franchise.

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

The 1996 Act repealed the anti-trafficking rules of the 1992 Cable Act. Those rules generally prohibited a cable operator from selling a cable system within three years of acquiring or constructing it. Pursuant to the 1992 Cable Act, however, where local consent to a transfer is required, the franchise authority must act within 120 days of submission of a transfer request or the transfer is deemed approved. The 120-day period commences upon the submission to local franchising authorities of information now required on a new standardized FCC transfer form. The franchise authority may request additional information beyond that required under FCC rules. Further, the 1992 Cable Act gave local franchising officials the authority to prohibit the sale of a cable system if the proposed buyer operates another cable system in the jurisdiction or if such sale would reduce competition in cable service.

Cable/Telephone Competition and Cross-Ownership Restrictions

Prior to the passage of the 1996 Act, an LEC was generally prohibited from owning a cable television system or offering video programming directly to subscribers in the LEC's local telephone service area. This cross-ownership ban had been the subject of a number of successful judicial challenges brought by LECs claiming that the ban violated their constitutional right of free speech. The 1996 Act completely revised the law governing cable and telephone company competition and cross-ownership: the 1996 Act eliminated the cable/telco cross-ownership ban, 214 certification requirement, and all of the FCC's video dialtone ("VDT") rules, but retained (in modified form) the prohibitions on cable/telco buy-outs.

In place of these repealed regulations, the 1996 Act gave telephone companies four options for entering into the MVPD market, all four of which are subject to the buy-out provisions: (1) wireless entry (which is not subject to cable regulation); (2) common carrier entry (which is subject to Title II common carrier regulation, but not subject to cable regulation); (3) cable system entry (which is subject to cable regulation); and (4) "open video system" entry, which is a new mode of entry established by the 1996 Act that allows a common carrier to program 33% of its video distribution system, while making the rest of its capacity available to unaffiliated program providers. The hybrid common carrier/cable rules governing open video systems entirely replace the VDT rules. The 1996 Act also provided that elimination of the VDT rules does not require a VDT system that had already been approved by the FCC prior to the enactment of the 1996 Act to terminate operation, although the FCC required such entities to choose one of the four options for regulation available under the 1996 Act. The open video system rules generally subject open video system operators to reduced regulation. For example, such operators are not required to obtain a local franchise, nor are they subject to rate regulation. The FCC has noted, however, that local authorities still maintain control over their rights of way even after the FCC has certified that an entity may operate an open video system. The 1996 Act also limited fees that open video system operators may have to pay to local franchises and clarifies that such operators are not subject to Title II common carrier requirements. Open video system operators, which may include entities other than LECs, are required, however, to comply with certain cable regulations, including the must-carry/retransmission consent requirements and the rules governing carriage of PEG channels. Cable companies are, in certain circumstances, also permitted to operate open video systems.

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

Although telephone companies may now provide video programming to their telephone subscribers, the 1996 Act maintains the general prohibition on cable/telco buy-outs. A LEC or any affiliate may not acquire more than a 10% financial interest, or any management interest, in a cable operator serving the LEC's telephone service area. Similarly, a cable operator may not acquire a 10% financial interest, or any management interest, in a LEC providing telephone exchange service within the cable operator's franchise area. Joint ventures between LECs and cable operators to provide video or telecommunications in the same market are also prohibited. The 1996 Act provided for a number of limited exceptions to the buy-out and joint venture prohibitions. These exceptions generally relate to systems in rural areas and small cable systems and LECs. The 1996 Act also authorized the FCC to waive the buy-out and joint venture prohibitions only: (1) if the cable operator or LEC would otherwise be subject to undue economic distress or if benefits to the community clearly outweigh the anticompetitive effects of the proposed transaction; and (2) if the local franchising authority approves of the waiver.

The 1996 Act also cleared the way for cable provision of telephony. For example, the 1996 Act preempted cable franchising authority regulation of telecommunications services. Moreover, under the 1996 Act, Title VI (which governs cable operators) does not apply to cable operators' provision of telecommunications services. The 1996 Act also clarified that franchise fees do not include gross revenue derived from the provision of telecommunications services. State regulations that may prohibit the ability to provide telecommunications services are preempted. The 1996 Act also revised the rules governing pole attachments in order to foster competitive telecommunications services and remedy inequity in the current charges for pole attachments. The FCC is considering proposed revisions to its pole attachment rules.

Concentration of Ownership: The 1992 Cable Act directed the FCC to establish reasonable limits on the number of cable subscribers a single company may reach through cable systems it owns (horizontal concentration) and the number of system channels that a cable operator could use to carry programming services in which it holds an ownership interest (vertical concentration). The horizontal ownership restrictions of the 1992 Cable Act were struck down by a federal district court as an unconstitutional restriction on speech. Pending final judicial resolution of this issue, the FCC voluntarily stayed the effective date of its horizontal ownership limitations, which would place a 30% nationwide limit on subscribers served by any one entity. Thereafter, a Motion to lift the Stay and Petitions for Reconsideration were filed. A challenge was also brought against the rules in federal court. In August 1996, the United States Court of Appeals for the District of Columbia Circuit decided to hold court proceedings in abeyance pending the Commission's reconsideration of the rules. The FCC's vertical ownership restriction consists of a "channel occupancy" standard which places a 40% limit on the number of channels (up to 75 channels) that may be occupied by services from programmers in which the cable operator has an attributable ownership interest. Further, the 1992 Cable Act and FCC rules restrict the ability of programmers to enter into exclusive contracts with cable operators.

Video Marketplace: As required by the 1992 Cable Act, the Commission has issued a series of annual reports assessing the status of competition in the market for the delivery of video programming. The Commission found that cable television continues to dominate the MVPD market in most localities and that cable rates are increasing. However, the Commission concluded that cable's large share of the MVPD market is of concern only to the extent it reflects an inability of consumers to switch to some comparable, alternative video programming source. It also noted that competing distribution technologies have continued to make substantial strides, in particular DBS (see below). The Commission identified several steps it has taken to eliminate or minimize obstacles to competition and will continue to monitor competition in this area.

Cable Ownership and Cross-Ownership: The 1996 Act repealed or curtailed several cable-related ownership and cross-ownership restrictions. In addition to the repeal of the anti-trafficking rules (discussed above), the 1996 Act eliminated the broadcast network/cable cross-ownership ban. Although the FCC is allowed to adopt regulations necessary to ensure carriage, channel positioning, and nondiscriminatory treatment of nonaffiliated broadcast stations, it has opted not to impose any such rules at this time. The 1996 Act also eliminated the statutory prohibition on broadcast/cable cross-ownership, but left in place the FCC's rules which continue to restrict the common ownership of cable and television properties in the same market area. When a cable operator faces effective competition, the 1996 Act also eliminates the cable/MMDS and cable/satellite master antenna television facilities ("SMATV") cross-ownership prohibitions.

Alternative Video Programming Services

Direct Broadcast Satellites: The FCC has authorized the provision of video programming directly to home subscribers through high-powered direct broadcast satellites ("DBS"). DBS systems currently are capable of broadcasting as many as 175 channels of digital television service directly to subscribers equipped with 18-inch receive dishes and decoders. Currently, several entities, including DirecTV, Inc., an affiliate of Hughes Communications Galaxy, United States Satellite Broadcasting Company and EchoStar Satellite Corporation ("EchoStar"), provide DBS service to consumers throughout the country. Other DBS operators hold licenses, but have not yet commenced service.

Generally, the signal of local television broadcast stations are not carried on DBS systems. In early 1997, however, Echostar and American Sky Broadcasting ("ASkyB"), a joint venture of MCI Telecommunications Corporation ("MCI") and The News Corporation, proposed to launch a 500-channel service, including local broadcast signals. In response to ASkyB's request for a declaratory ruling that it could deliver broadcast signals within a television station's market, the Copyright Office advised ASkyB that it would accept copyright statements but cautioned that a determination of its eligibility under the cable compulsory license, discussed below, ultimately must be made by the courts. Although the proposed transaction collapsed, the desire among some DBS providers to retransmit local television station signals continues. In response to a petition by Echostar, the Copyright
Office has opened a proceeding to determine whether local retransmission of television station signals to subscribers within those stations' local markets is permissible under a separate compulsory copyright license available to satellite distributors. EchoStar has started distributing local signals to major markets, via either off-air antenna to served households or via satellite to unserved households.

Following the collapse of the deal to merge ASkyB into Echostar, MCI agreed to sell its DBS authorization to PRIMESTAR Partners, LP, a fixed satellite service similar to DBS, in which the country's five largest cable operators have interests. The transaction has been opposed and regulatory approval for the deal is pending.

A Copyright Arbitration Royalty Panel convened this year to recommend adjustments to copyright royalty fees, proposed substantial increases in the DBS retransmission fees, which the Librarian of Congress upheld. Over objections of numerous members of Congress and despite DBS industry efforts to obtain a Stay from the Librarian of Congress and a federal court, the increased fees went into effect on January 1, 1998, making the first payments at the new rates due on July 30, 1998. Registrant cannot predict the effect of existing and future DBS services on its cable television operations.

Digital Television: On April 3, 1997, the FCC announced that it had adopted rules that will allow television broadcasters to provide digital television ("DTV") to consumers. The Commission also adopted a table of allotments for DTV, which will provide eligible existing broadcasters with a second channel on which to provide DTV service. Petitions for Reconsideration of the table of allotments are pending. The allotment plan is based on the use of channels 2-51, although it has been proposed that the "core" DTV spectrum will be between channels 2-46 or 7-51. Ultimately, the Commission will recover the channels currently used for analog broadcasting and will decide at a later date the use of the recovered spectrum. The FCC has already reallocated the spectrum comprising channels 60-69 to public safety agencies and other voice and data services. Television broadcasters will be allowed to use their channels according to their best business judgment. Such uses can include data transfer, subscription video, interactive materials, and audio signals, although broadcasters will be required to provide a free digital video programming service that is at least comparable to today's analog service. Broadcasters will not be required to air "high definition" programming or to simulcast their analog programming on the digital channel. Certain volunteer stations in the top ten markets will be on the air with a digital signal by November 1998. Affiliates of the top four networks (ABC, CBS, Fox and NBC) in markets 11-30 will be required to be on the air with a digital signal by November 1, 1999. All other commercial stations are required to construct their digital facilities by May 1, 2002. An Advisory Committee on Public Interest Obligations of Digital Television Broadcasters, established by the President, has been studying what public interest obligations should be imposed on digital broadcasters and is charged with making recommendations as to these obligations to the Vice President.

Wireless Cable: The FCC has expanded the authorization of MMDS services to provide "wireless cable" via multiple microwave transmissions to home subscribers. In 1990, the FCC increased the availability of channels for use in wireless cable systems by eliminating MMDS ownership restrictions and simplifying various processing and administrative rules. The FCC also modified equipment and technical standards to increase service capabilities and improve service quality. Since then, the FCC has resolved certain additional wireless cable issues, including channel allocations for MMDS, Operational Fixed Service and Instructional Television Fixed Service ("ITFS") facilities, direct application by wireless operators for use of certain ITFS channels, and restrictions on ownership or operation of wireless facilities by cable entities. The Commission has also proposed amendments to its rules to facilitate the ability of MMDS operators to provide two-way transmission of Internet and other digital high-speed data services.

Local Multipoint Distribution Service: In 1992, the FCC proposed a new service, LMDS, which could be used to supply multichannel video, telephony, and other communications services directly to subscribers. This service would operate primarily in the 28 GHz frequency range and, consistent with the nature of operations in that range, the FCC envisioned that LMDS transmitters could serve areas of only six to twelve miles in diameter. Accordingly, it was proposed that LMDS systems utilize a grid of transmitter "cells," similar to the structure of cellular telephone operations. In July 1996, the FCC issued an order designating 1000 MHz of spectrum to accommodate up to two LMDS operators in each community in the United States. Additionally, the FCC proposed allocating an additional 300 MHz of spectrum for LMDS. Auctions for LMDS licenses are scheduled for February, 1998. Registrant cannot predict the timing or ultimate impact of any future LMDS operations.

Personal Communications Service: In August 1993, the FCC established rules for a new portable telephone service, the Personal Communications Service ("PCS"). PCS has the ability to compete with landline local telephone exchange services. Among several parties expressing interest in PCS were cable television operators, whose plant structures present possible synergies for PCS operation. In September 1993, the FCC adopted rules for "broadband PCS" service. It allocated 120 MHz of spectrum in the 2 GHz band for licensed broadband PCS services, divided into three 30 MHz blocks (blocks A, B and C) and three 10 MHz blocks (blocks D, E and F). The Commission has also established two different service areas for these blocks based on Rand McNally's Basic Trading Areas and Major Trading Areas. Thus, there are up to six PCS licenses available in each geographic area. The Commission used competitive bidding to assign the PCS licenses and PCS service is starting to emerge in various areas, primarily competing with incumbent cellular telephone operators. During the last year, however, several of the largest C Block bidders have encountered financial trouble and have been unable to make scheduled license payments. The Commission has decided to allow C block licensees to elect one of four options, including meeting existing obligations, relinquishing some spectrum rights in exchange for debt reduction, relinquishing all spectrum rights in exchange for amnesty, or prepayment of the licenses. The Commission has asked Congress for legislation authorizing it to seize licenses from bidders seeking bankruptcy protection.

Information and Interexchange Services (Modified Final Judgment): The 1996 Act explicitly superseded the judicial and regulatory regime created by the Consent Decree that terminated the United States v. AT&T antitrust litigation in 1982 (known as the Modification of Final Judgment). The Consent Decree prohibited the Bell Operating Companies and their affiliates (collectively, the "Regional Bells") from, among other things, providing telecommunications services, including certain cable services, across Local Access and Transport Areas as defined in the Consent Decree. A Regional Bell was required to obtain a waiver from the FCC in order to provide such services. The 1996 Act eliminated this requirement.

Other Multichannel Video Programming Technologies: Several additional technologies exist or have been proposed that also have the potential to increase competition in the provision of video programming.
Currently, many cable subscribers can receive programming received by C-band home satellite dishes or via SMATV.

Programming Issues

Mandatory Carriage and Retransmission Consent: The 1992 Cable Act required cable operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations. The 1992 Cable Act also included a retransmission consent provision that prohibits cable operators and other multichannel video programming distributors from carrying broadcast stations without obtaining their consent in certain circumstances.

The "must carry" and retransmission consent provisions are related in that television broadcasters, on a cable system-by-cable system basis, must make a choice once every three years whether or not to proceed under the must carry rules or to waive that right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the cable system to carry the station's signal. The most recent required election date was October 1, 1996 with elections taking effect on January 1, 1997. The next required election date is October 1, 1999 with elections taking effect on January 1, 2000.

While monetary compensation is possible in return for stations granting retransmission consent, many broadcast station operators have accepted arrangements that do not require payment but involve other types of consideration, such as use of a second cable channel, advertising time, and joint programming efforts.

On March 31, 1997, the Supreme Court, in a 5-4 decision, upheld the constitutionality of the must carry provisions of the 1992 Cable Act. As a result, the regulations promulgated by the FCC to implement the must carry provisions remain in effect.

Program Content Regulation: In contrast to its deregulatory approach to media ownership, the 1996 Act contained a number of new regulations affecting program content. For example, a cable operator is required to fully scramble or block the audio and video programming of each channel primarily dedicated to the carriage of sexually explicit adult programming or to permit the carriage of such programming to the hours between 10 p.m. and 6 a.m. The court order staying the FCC rules implementing these provisions has been lifted and the FCC notified cable operators of their obligation to begin complying with the provision and its rules in May 1997. Also, the FCC has adopted regulations requiring the "closed captioning" of programming. The closed captioning rules went into effect January 1, 1998 but the Commission is due to reconsider certain of these obligations. The FCC has requested comment and is considering the appropriate methods and schedules for phasing in video description. Last, the FCC is due to decide whether to approve the voluntary television ratings plan developed by distributors of video programming -- including cable operators -- to identify programming that contains sexual, violent, or other indecent material. If the Commission finds the industry-proposed system unacceptable, the 1996 Act requires it to formulate a government-recommended alternative in conjunction with a nonpartisan advisory committee. Distributors of rated programs are required to transmit these ratings, thereby permitting parents to block the programs.

Copyright: Cable television systems are subject to the Copyright Act which, among other things, covers the carriage of television broadcast signals. Pursuant to the Copyright Act, cable operators obtain a compulsory license to retransmit copyrighted programming broadcast by local and distant stations in exchange for contributing a percentage of their revenues as statutory royalties to the Copyright Office. The amount of this royalty payment varies depending on the amount of system revenues from certain sources, the number of distant signals carried, and the locations of the cable television system with respect to off-air television stations and markets. Copyright royalty arbitration panels, to be convened by the Librarian of Congress as necessary, are responsible for distributing the royalty payments among copyright owners and for periodically adjusting the royalty rates.

Recently, several types of multichannel video distributors that compete with cable television systems were successful in gaining compulsory license coverage of their retransmission of television broadcast signals. Legislation enacted in 1988 and extended in 1994 provided an alternative compulsory license for satellite distributors through January 1, 2000 and extended permanent coverage of the cable copyright license to "wireless cable" systems (MMDS). The Copyright Office also has ruled that some SMATV systems are eligible for the cable compulsory license. Pursuant to a request by the Chairman of the Senate Judiciary Committee, the Copyright Office examined the compulsory license scheme and submitted a report to the Committee in August 1997. The Copyright Office concluded that the statutorily imposed licensing schemes could not be eliminated at this time, suggested harmonizing the cable and satellite licenses, and amending the statute to allow satellite distributors to retransmit local broadcast signals. These recommendations may serve as the basis for legislation to modify the Copyright Act with respect to these compulsory licensing schemes.

The FCC has, in the past, recommended that Congress eliminate the compulsory copyright license for cable retransmission of both local and distant broadcast programming. In addition, legislative proposals have been and may continue to be made to simplify or eliminate the compulsory license. As noted, the 1992 Cable Act required cable systems to obtain permission of certain broadcast licensees in order to carry their signals ("retransmission consent") should such stations so elect. (See "Mandatory Carriage and Retransmission Consent" above). This permission is needed in addition to the copyright permission inherent in the compulsory license. Without the compulsory license, cable operators would need to negotiate rights for the copyright ownership of each program carried on each broadcast station transmitted by the system. Registrant cannot predict whether Congress will act on the FCC or Copyright Office recommendations or similar proposals.

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

Pole Attachment Rates, Inside Wiring, and Technical Standards

The FCC currently regulates the rates and conditions imposed by public utilities for use of their poles, unless, under the Federal Pole Attachments Act, a state public service commission demonstrates that it is entitled to regulate the pole attachment rates. The FCC has adopted a specific formula to administer pole attachment rates under this scheme. The validity of this FCC function was upheld by the United States Supreme Court. The 1996 Act revised the pole attachment rules in a number of ways to encourage competition in the provision of telecommunications services and to address inequity in the current pole attachment rates. The FCC currently is considering proposed revisions to its pole attachment rules.

Recently the FCC established procedures for the orderly disposition of multiple dwelling unit ("MDU") wiring, making it easier for the owners and residents of a MDU to change video service providers.
Additionally, the Commission has sought comment on whether to restrict exclusive agreements for the provision of multichannel video programming services to MDUs.

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

The 1992 Cable Act empowered the FCC to set certain technical standards governing the quality of cable signals and to preempt local authorities from imposing more stringent technical standards. The FCC's preemptive authority over technical standards for channels carrying broadcast signals has been affirmed by the United States Supreme Court. In 1992, the FCC adopted mandatory technical standards for cable carriage of all video programming, including retransmitted broadcast material, cable originated programs and pay channels. The 1992 Cable Act included a provision requiring the FCC to prescribe regulations establishing minimum technical standards. The FCC has determined that its 1992 rulemaking proceeding satisfied the mandate of the 1992 Cable Act. Those standards focus primarily on the quality of the signal delivered to the cable subscriber's television. In a related vein, the 1996 Act provided that no local franchising authority may prohibit, condition, or restrict a cable system's use of any type of subscriber equipment or any transmission technology.

The 1996 Act also limited the FCC to the adoption of only minimal standards to achieve compatibility between cable equipment and consumer electronics (as Congress required the agency to do in the 1992 Cable Act) and to rely on the marketplace for other features, services, and devices. The FCC, however, had already made much progress with regard to compatibility pursuant to its 1992 Cable Act mandate. On May 4, 1994, the Commission released an order implementing the 1992 Cable Act requirements. In this order, the Commission adopted a three-phase plan for achieving compatibility between cable systems and consumer electronics. The Phase I requirements include the following: (1) cable operators are prohibited from scrambling or otherwise encrypting signals carried on the basic tier; (2) cable operators are prohibited from taking actions that would prevent equipment with remote control capabilities from operating with commercially available remote controls; (3) cable operators must offer subscribers supplemental equipment for resolving specific compatibility problems; and (4) cable operators must provide more compatibility information to subscribers. During Phase II, cable operators must use the new "Decoder Interface" standard that is presently being developed. Finally, the third phase of the compatibility plan addresses future standards issues to be raised in a future Notice of Inquiry. A number of cable and electronic company interests have sought reconsideration of this order. Whether and to what extent the provisions of the 1996 Act affect the Commission plan remain unclear to the Registrant.

The 1996 Act directs the FCC, in consultation with private standard setting organizations, to prescribe regulations to ensure the commercial availability of converter boxes and other interactive communications equipment used by consumers to access services provided by cable operators and MVPDs. The 1996 Act specifies that the regulations should ensure the availability of such equipment from manufacturers, retailers, and other vendors not affiliated with an MVPD. However, MVPDs are not prohibited from offering such equipment to consumers, provided that they charge separately for equipment and service, and do not subsidize the equipment charge. Once the market for MVPDs and converter equipment is fully competitive, the FCC is required to sunset any pertinent regulations if it determines that such an elimination would promote competition and be in the public interest. The FCC has sought comment on the statutory objectives of the 1996 Act and specific proposals for implementing its requirements.

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

Radio Industry

The radio industry is also subject to extensive regulation by the FCC, which, among other things, is authorized to issue, renew, revoke and modify broadcasting licenses; assign frequency bands; determine stations' frequencies, locations, and power; regulate the equipment used by stations; adopt other regulations to carry out the provisions of the Communications Act; impose penalties for violation of such regulations; and impose fees for processing applications and other administrative functions. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC.

An application for consent to the assignment of the FCC licenses for WUNO(AM), San Juan, Puerto Rico, and WFID-FM, Rio Piedras, Puerto Rico, to Madifide, Inc. is pending at the FCC. A petition to deny the application was filed in November 1997. The petition questioned whether the buyer should be found qualified to hold the FCC licenses for the stations but raised no questions regarding current ownership of the stations.

The 1996 Act completely eliminated the national radio ownership restriction. Any number of AM or FM broadcast stations may be owned or controlled by one entity nationally. The 1996 Act also greatly eased local radio ownership restrictions. As with the old rules, the maximum varies depending on the number of radio stations within the market. In markets with more than 45 stations, one company may own, operate, or control eight stations, with no more than five in any one service (AM or FM). In markets of 30-44 stations, one company may own seven stations, with no more than four in any one service; in markets with 15-29 stations, one entity may own six stations, with no more than four in any one service. In markets with 14 commercial stations or less, one company may own up to five stations or 50% of all of the stations, whichever is less, with no more than three in any one service.

This new regulatory flexibility has engendered aggressive local, regional, and/or national acquisition campaigns. Removal of previous station ownership limitations on leading major station groups has increased the competition for and the prices of attractive stations. In 1992, the FCC placed limitations on local marketing agreements ("LMAs") through which the licensee of one radio station provides the programming for another licensee's station in the same market. Stations operating in the same service (e.g., where both stations are AM) and in the same market are prohibited from simulcasting more than 25% of their programming. Moreover, in determining the number of stations that a single entity may control, an entity programming a station pursuant to an LMA is required, under certain circumstances, to count that station toward its maximum even though it does not own the station.

The 1996 Act does not alter the FCC's newspaper/broadcast cross-ownership restrictions. However, the FCC is considering whether to change the policy pursuant to which it considers waivers of the radio/newspaper cross-ownership rule.

License Grant and Renewal

Prior to the passage of the 1996 Act, radio broadcasting licenses generally were granted or renewed for a period of seven years, upon a finding by the FCC that the "public interest, convenience, and necessity" would be served thereby. At the time an application is made for renewal of a radio license, parties in interest may file petitions to deny the application, and such parties, including members of the public, may comment upon the service the station has providing during the preceding license term. In addition, prior to passage of the 1996 Act, any person was permitted to file a competing application for authority to operate on the station's channel and replace the incumbent licensee. Renewal applications were granted without a hearing if there were no competing applications or if issues raised by petitioners to deny such applications were not serious enough to cause the FCC to order a hearing. If competing applications were filed, a full comparative hearing was required.

Under the 1996 Act, the statutory restriction on the length of broadcast licenses has been amended to allow the FCC to grant radio broadcast licenses for terms of up to eight years. The 1996 Act also requires renewal of a broadcast license if the FCC finds that (1) the station has served the public interest, convenience, and necessity;
(2) there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and (3) there have been no other serious violations which taken together constitute a pattern of abuse. In making its determination, the FCC may still consider petitions to deny but cannot consider whether the public interest would be better served by a person other than the renewal applicant. Instead, under the 1996 Act, competing applications for the same frequency may be accepted only after the Commission has denied an incumbent's application for renewal of license.
Applications for the renewal of license of WICC(AM), Bridgeport, Connecticut and WEBE(FM), Westport, Connecticut are pending at the FCC. Petitions to deny the renewal applications are due on or before March 2, 1998. Although Registrant has no reason to believe that these renewal applications will not be granted, it cannot predict the outcome of these proceedings.

Alien Ownership Restrictions

The Communications Act restricts the ability of foreign entities or individuals to own or hold certain interests in broadcast licenses. Foreign governments, representatives of foreign governments, non-U.S. citizens, representatives of non-U.S. citizens, and corporations or partnerships organized under the laws of a foreign nation are barred from holding broadcast licenses. Non-U.S. citizens, collectively, may directly or indirectly own or vote up to twenty percent of the capital stock of a licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by non-U.S. citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations , if the FCC finds that the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation, and the FCC has made such an affirmative finding only in limited circumstances.

Alternative Radio Services

In January 1995, the FCC adopted rules to allocate spectrum for satellite digital audio radio service ("DARS"). Satellite DARS systems potentially could provide for regional or nationwide distribution of radio programming with fidelity comparable to compact disks. An auction for satellite DARS spectrum was held in April 1997, and the Commission has issued two authorizations to launch and operate satellite DARS service. The FCC also has undertaken an inquiry into the terrestrial broadcast of DARS signals, addressing, among other things, the need for spectrum outside the existing FM band and the role of existing broadcasters. Further, laboratory testing of a number of competing in-band on-channel DARS technologies, has been done with many of the systems progressing to the next stage of field testing. Registrant cannot predict the impact of either satellite DARS service or terrestrial DARS service on its business.

Impact of Legislation and Regulation

As detailed above, the cable and radio industries are subject to significant regulation. The foregoing, however, does not purport to be a complete summary of all the provisions of the Communications Act, the 1996 Act, or the 1992 Cable Act, nor of the regulations and policies of the FCC thereunder. Because regulation of the broadcast and cable industries is subject to the political process, it continues to change. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies and will continue to be generated. Also, various of the foregoing matters are now, or may become, the subject of court litigation. Registrant cannot predict the outcome of pending regulatory proposals, any future proposals, or any such litigation. Nor can Registrant predict the impact of these on its business.
Item 2.   Properties.

A description of the media properties of Registrant is contained in Item 1 above. Registrant owns or leases real estate for certain transmitting equipment along with space for studios and offices. Registrant believes that the properties owned by the stations and the other equipment and furniture and fixtures owned are in reasonably good condition and are adequate for the operations of the stations.

In addition, the offices of RPMM and MLMM are located at 350 Park
Avenue - 16th Floor, New York, New York 10022 and at The World
Financial Center, South Tower - 14th Floor, New York, New York,
10080-6114; respectively.

Item 3.   Legal Proceedings.

On May 1, 1996, a purported class action lawsuit was filed in Orange County Superior Court against Registrant on behalf of subscribers of Registrant's California Cable Systems serving Anaheim, Villa Park and adjacent areas of unincorporated Orange County, California. This purported class action lawsuit alleged that excessive late fee payments have been charged to such subscribers since April, 1992. The suit sought refunds of late fee payments to subscribers and related interest, damages and legal cost. On September 5, 1997, the Order of the court was signed and filed to give tentative approval to the late fee class action settlement in the amount of $57,500. In December 1997, the Superior Court approved this settlement on behalf of the plaintiff class as required by law, and such settlement offer has subsequently been paid and the case concluded.

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

Specifically, the plaintiffs allege breach of the Partnership Agreement, breach of fiduciary duties, and unjust enrichment by the General Partner in that the General Partner allegedly: (1) improperly deferred and accrued certain management fees and expenses in an amount in excess of $14.0 million, (2) improperly paid itself such fees and expenses out of proceeds from sales of Registrant assets, and (3) improperly paid MultiVision Cable TV Corp., an affiliate of RPMM, supposedly duplicative fees in an amount in excess of $14.4 million.

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, and compensatory and punitive damages. On December 12, 1997, defendants served a motion to dismiss the complaint and each claim for relief therein. Plaintiffs' response to defendants' motion was served on March 20, 1998. Defendants' reply to plaintiffs' response is due on April 29, 1998. Defendants believe that they have good and meritorious defenses to the action.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed suit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPMM, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. As of December 26, 1997, Registrant accrued approximately $280,000 for legal costs incurred through December 26, 1997, relating to such indemnification.

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

As of March 3, 1998, the number of owners of Units was 14,298.

Beginning with the December 1994 client account statements, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") implemented new guidelines for reporting estimated values of limited partnerships and other direct investments on client account statements. As a result, Merrill Lynch no longer reports general partner estimates of limited partnership net asset value on its client account statements, although the Registrant may continue to provide its estimate of net asset value to Unit holders. Pursuant to the new guidelines, Merrill Lynch will report estimated values for limited partnership interests originally sold by Merrill Lynch (such as Registrant's Units) two times per year. Such estimated values will be provided to Merrill Lynch by independent valuation services based on financial and other information available to the independent service on (1) the prior August 15th for reporting on December year-end and subsequent client account statements through the following May's month-end client account statements, and on (2) March 31st for reporting on June month-end and subsequent client account statements through the November month-end account statements of the same year. Merrill Lynch clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. The estimated values provided by the independent services and the Registrant's current net asset value are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value or the Registrant's current net asset value amount upon the liquidation of Registrant's assets over its remaining life.

Registrant does not distribute dividends, but rather distributes Distributable Cash From Operations, Distributable Refinancing Proceeds, and Distributable Sale Proceeds, to the extent available. In 1995, $7.5 million ($40 per Unit) was distributed to its limited partners and $75,957 to its General Partner from the proceeds of the sale of KATC-TV. In 1996, $108.1 million ($575 per Unit) was distributed to its limited partners and $1.1 million to its General Partner from the proceeds of the sale of California Cable Systems. In 1997, $18.8 million ($100 per Unit) was distributed to its limited partners and $189,893 accrued to its General Partner from the release of (i) certain proceeds that were deposited into escrow upon the sale of KATC-TV; (ii) certain proceeds that were deposited into escrow upon the sale of the California Cable Systems; and (iii) certain reserves previously established upon the sales of KATC-TV, WREX-TV and the California Cable Systems.

Item 6.   Selected Financial Data.

                      Year Ended      Year Ended      Year Ended
                     December 26,    December 27,    December 29,
                           1997            1996            1995
Operating revenues    $  53,223,98     $  71,831,996   $ 109,214,031
                                3

Gain on sale of the
California Cable
Systems                $        -     $ 185,609,191       $       -


Gain on sale of
television stations
                     $   3,702,72        $        -   $  22,796,454
                                5

Net Income            $  19,467,68     $ 189,711,304   $  21,490,240
                                8

Net Income per Unit
of Limited
Partnership
Interest
                     $      102.5     $      999.04   $      113.17
                                2

Number of Units            187,994           187,994         187,994


                         As of           As of           As of
                     December 26,    December 27,    December 29,
                           1997            1996            1995

Total Assets          $ 156,646,17     $ 160,994,824   $ 210,198,496
                                8

Borrowings            $  54,244,03     $  60,348,428   $ 182,821,928
                                8


                         Year Ended      Year Ended
                        December 30,    December 31,
                              1994            1993

Operating revenues      $105,910,208      $100,401,671


Net Income/(Loss)       $(1,450,756)      $  1,377,340

Net Income/(Loss) per
Unit of Limited
Partnership Interest    $      (7.64      $       7.25
                                   )

Number of Units              187,994           187,994


                            As of           As of
                        December 30,    December 31,
                              1994            1993

Total Assets            $238,330,358      $249,851,937


Borrowings              $218,170,968      $232,568,349


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Liquidity and Capital Resources.

As of December 26, 1997, Registrant had $92,872,891 in cash and cash equivalents. Of this amount, approximately $39.1 million is restricted for use at the operating level of the Puerto Rico Systems (as defined below) to fund capital expenditure programs and satisfy future non-recourse debt service requirements (including annual principal payments of $20 million, $10 million of which is Registrant's share, commencing November 30, 1998) and approximately $23.3 million is held in cash to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems prior to and resulting from their sale. In addition, approximately $16.9 million is being held for use at the operating level of Registrant's other remaining media properties, and all remaining cash and cash equivalents are available to Registrant for uses as provided in the Partnership Agreement. As of December 26, 1997, the amount payable for accrued management fees and expenses owed to the General Partner amounted to approximately $4.5 million.

Registrant's ongoing cash needs will be to fund debt service, capital and operating expenditures and required working capital as well as providing for costs and expenses related to the purported class action lawsuit (see below).

On November 25, 1997, Registrant made a $100 per $1,000 limited partnership unit ("Unit") cash distribution (less applicable state and federal withholding taxes) totaling $18,799,400.
During 1998, $189,893 was paid to the General Partner representing its 1% share. The funds for this distribution were derived from the release of (i) certain proceeds that were deposited into escrow upon the sale of KATC-TV; (ii) certain proceeds that were deposited into escrow upon the sale of the California Cable Systems; and (iii) certain reserves previously established upon the sales of KATC-TV, WREX-TV and the California Cable Systems. In accordance with the terms of the Partnership Agreement, funds received from the release of an indemnity escrow account, after accounting for certain expenses of Registrant, including certain expenses incurred after the original sale, are distributed to partners of record as of the date such unused amounts are released from escrow, rather than to the partners of record as of the date of the sale. In addition, funds from sales reserves are distributed to partners of record as of the date of their release (the date when Registrant determines such reserves are no longer necessary), rather than to partners of record on the date of the sale. Accordingly, the Limited Partners' portion of such distribution was composed of the following: $10.09 per Unit (totaling $1,896,860) from the release of the California Cable Systems escrow account paid to partners of record on June 3, 1997; $5.26 per Unit (totaling $988,848) from the release of the KATC-TV escrow account paid to partners of record on June 24, 1997; and, $84.65 per Unit (totaling $15,913,692) from the release of funds from the various reserve accounts established in connection with the sales of KATC-TV, WREX-TV and the California Cable Systems paid to partners of record on August 14, 1997.

As of December 26, 1997, Registrant's operating investments in media properties consisted of a 50% interest in a joint venture (the "Venture"), which owns an FM (WFID-FM) and AM (WUNO-AM) radio station combination and a background music service in San Juan, Puerto Rico ("C-ML Radio"), and 100% of the stock of Century-ML Cable Corporation ("C-ML Cable"; jointly with C-ML Radio, the "Puerto Rico Systems"), which owns and operates two cable television systems in Puerto Rico; an FM (WEBE-FM) and AM (WICC-AM) radio station combination in Bridgeport, Connecticut; an FM (KEZY-FM) and AM (KORG-AM) radio station combination in Anaheim, California, and Wincom Broadcasting Corporation ("Wincom"), a corporation that owns an FM radio station (WQAL-FM) in Cleveland, Ohio. In early October 1997, the Venture entered into an agreement to sell C-ML Radio (see below).

Although no assurance can be made concerning the precise timing of the ultimate disposition of Registrant's remaining media properties, Registrant currently anticipates entering into agreements to sell its remaining investments in media properties in 1998. The General Partner currently anticipates that the pendency of the lawsuit, (see below) the claims against Registrant for indemnification, and the related costs, expenses and involvement of management, will adversely affect (a) the timing of the dissolution of Registrant, (b) the timing of the distribution to the limited partners of the net proceeds from the liquidation of Registrant's remaining assets, and (c) the amount of proceeds which may be available for distribution.

On May 1, 1996, a purported class action lawsuit was filed in Orange County Superior Court against Registrant on behalf of subscribers of Registrant's California Cable Systems serving Anaheim, Villa Park and adjacent areas of unincorporated Orange County, California. This purported class action lawsuit alleges that excessive late fee payments have been charged to such subscribers since April, 1992. The suit sought refunds of late fee payments to subscribers and related interest, damages and legal costs. On September 5, 1997, the Order of the court was signed and filed to give tentative approval to the late fee class action settlement in the amount of $57,500. In December 1997, the Superior Court approved this settlement on behalf of the plaintiff class as required by law, and such settlement offer has subsequently been paid and the case concluded.

On August 29, 1997, a purported class action was commenced in New York Supreme Court, New York County, on behalf of the limited partners of Registrant, against Registrant, Registrant's general partner, Media Management Partners (the "General Partner"), the General Partner's two partners, RPMM and MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"). The action concerns Registrant's payment of certain management fees and expenses to the General Partner and the payment of certain purported fees to an affiliate of RPMM.

Specifically, the plaintiffs allege breach of the Partnership Agreement, breach of fiduciary duties, and unjust enrichment by the General Partner in that the General Partner allegedly: (1) improperly deferred and accrued certain management fees and expenses in an amount in excess of $14.0 million, (2) improperly paid itself such fees and expenses out of proceeds from sales of Registrant assets, and (3) improperly paid MultiVision Cable TV Corp., an affiliate of RPMM, supposedly duplicative fees in an amount in excess of $14.4 million.

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, and compensatory and punitive damages. On December 12, 1997, defendants served a motion to dismiss the complaint and each claim for relief therein. Plaintiffs' response to defendants' motion was served on March 20, 1998. Defendants' reply to plaintiffs' response is due on April 29, 1998. Defendants believe that they have good and meritorious defenses to the action.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed suit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPMM, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. As of December 26, 1997, Registrant accrued approximately $280,000 for legal costs incurred through December 26, 1997, relating to such indemnification.

Wincom-WEBE-WICC

On July 30, 1993, Registrant and the Chase Manhattan Bank (the "Wincom Bank") executed an amendment to the Wincom-WEBE-WICC Loan (the "Restructuring Agreement"), effective January 1, 1993, which cured all previously outstanding principal and interest payments and covenant defaults pursuant to the Wincom-WEBE-WICC Loan. Refer to Note 5 of "Item 8. Financial Statements and Supplementary Data" for further information regarding the Wincom-WEBE-WICC Loan and the Restructuring Agreement.

On December 31, 1997, the loans outstanding under the Wincom-WEBE-WICC Loan matured and became due and payable in accordance with their terms. As of that date, $4,244,038 of such amount remained due and payable to the Wincom Bank. As a result of such default, the Wincom Bank has the right to take actions to enforce its right under the Wincom-WEBE-WICC Loan including the right to foreclose on the properties of the Wincom-WEBE-WICC group. The Wincom-WEBE-WICC Loan is non-recourse to the other assets of Registrant. Registrant and the Wincom Bank are negotiating the terms of a waiver of the default and an amendment to the Wincom-WEBE-WICC Loan that would, among other things, extend the maturity date of the loan to June 30, 1999. Registrant expects to either enter into such amendment or to repay the full amount of principal and interest due under the loan in 1998.

Puerto Rico Radio

In October 1997, the Venture entered into a sales agreement to sell C-ML Radio for approximately $11.5 million, subject to closing adjustments. In addition, in connection with such sales agreement, Registrant entered into a Local Marketing Agreement, effective as of October 1, 1997, which, subject to compliance with the rules of the Federal Communications Commission ("Commission" or "FCC"), allows the buyer to program the station. Since there are numerous conditions to closing, including FCC approval, there can be no assurance that the sale will be consummated as contemplated and without consummation the Local Marketing Agreement will be cancelled. Registrant anticipates receiving no proceeds from any resulting sale since any sale proceeds received from the sale of C-ML Radio are required to be applied against the aggregate outstanding senior indebtedness which jointly finances C-ML Radio and C-ML Cable.




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

Pursuant to the Asset Purchase Agreement and a letter agreement, entered into by Registrant and Century at closing, Registrant deposited $5 million into an indemnity escrow account pending the resolution of certain rate regulation and other matters relating to charges by Registrant to its subscribers for cable service.
On June 3, 1997, Registrant received the release of such escrowed proceeds ($5 million and approximately $300,000 of interest earned thereon) generated from the sale of the California Cable Systems. This release of escrowed proceeds, after accounting for certain expenses of Registrant, was included in a cash distribution made to partners on November 25, 1997, in accordance with the terms of the Partnership Agreement.

In addition, upon closing of the sale of the California Cable Systems, Registrant set aside approximately $40.7 million in a cash reserve to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems' operations prior to and resulting from their sale, as well as a potential purchase price adjustment. In accordance with the terms of the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), any amounts which may be available for distribution from any unused cash reserves, after accounting for certain other expenses of Registrant including certain expenses incurred after May 31, 1996, will be distributed to partners of record as of the date such unused reserves are released, when Registrant determines such reserves are no longer necessary, rather than to the partners of record on May 31, 1996, the date of the sale.

Effective August 14, 1997, reserves in the amount of approximately $13.2 million were released and, after accounting for certain expenses of Registrant, in accordance with the terms of the Partnership Agreement, were included in the cash distribution that was distributed to partners on November 25, 1997. As of December 26, 1997, Registrant had approximately $23.3 million remaining in cash reserves to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems prior to and resulting from their sale.

Year 2000 Compliance Issue

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain data-based information. Many businesses may need to upgrade existing systems or purchase new ones to correct the Year 2000 issue.

The total costs to Registrant of the Year 2000 Compliance is not anticipated to be material to its financial position or results of operations in any given year. However, there can be no guarantee that the systems of other companies on which Registrant's systems rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with Registrant's systems, would not have a material adverse effect on Registrant.

Recent Accounting Statements Not Yet Adopted

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997 and is effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for the way public companies report information about operating segments in annual and interim financial statements. Registrant believes its current reporting systems will enable it to comply with the implementation of SFAS No. 131.

Impact of Legislation and Regulation

The information set forth in the Legislation and Regulation
Section of Part I, Item 1. Business, is hereby incorporated by reference and made a part hereof.

Forward Looking Information

In addition to historical information contained or incorporated by reference in this report on Form 10-K, Registrant may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. In order to comply with the terms of the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995, Registrant notes that a variety of factors, many of which are beyond its control, affect its operations, performance, business strategy, and results and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the effect of changing economic and market conditions, trends in business and finance and in investor sentiment, the level of volatility of interest rates, the actions undertaken by both current and potential new competitors, the impact of current, pending, and future legislation and regulation both in the United States and throughout the world, and the other risks and uncertainties detailed in this Form 10-K. Registrant undertakes no responsibility to update publicly or revise any forward-looking statements.

Results of Operations.

For the years ended December 26, 1997 and December 27, 1996:

Net Income.

Registrant's net income for the year ended December 26, 1997 was approximately $19.5 million, as compared to net income of approximately $189.7 million for the 1996 period. The decrease in net income for the 1997 period primarily resulted from the gain recognized from the sale of the California Cable Systems during the second quarter of 1996, as well as the effect on operations of such sale and other factors described below.

Operating Revenues.

During the years ended December 26, 1997 and December 27, 1996, Registrant had total operating revenues of approximately $53.2 million and $71.8 million, respectively. The approximate $18.6 million decrease in operating revenues was primarily due to a decrease of approximately $24.1 million in operating revenues resulting from the sale of the California Cable Systems during the second quarter of 1996, partially offset by an increase in operating revenues at C-ML Cable of approximately $2.2 million as well as a combined increase of approximately $3.4 at the Wincom-WEBE-WICC Group. The increase in operating revenues at C-ML Cable occurred as a result of an increase in the number of basic subscribers during 1997, and implementation of rate increases. The average level of basic subscribers at C-ML Cable increased to 120,664 in 1997 from 116,497 in 1996, and the total number of basic subscribers increased to 123,990 at the end of 1997 from 117,338 at the end of 1996. Total premium subscriptions decreased to 68,445 at the end of 1997 from 75,760 at the end of 1996 at C-ML Cable due to the Disney Channel being switched to the basic channel line-up. The combined increase in operating revenues at the Wincom-WEBE-WICC Group is due to stronger market conditions at all three stations, including higher advertising rates arising from increased ratings. The remaining increases or decreases in operating revenues were immaterial, either individually or in the aggregate.

Interest Income.

Registrant earned interest income of approximately $3.4 million and $3.7 million during the years ended December 26, 1997 and December 27, 1996, respectively. The decrease is due primarily to interest earned on the lower average cash balances that existed during 1997 and the interest earned on the higher cash balances that existed during 1996 related to the sale of KATC, WREX and the California Cable Systems.

Property Operating Expense.

During the years ended December 26, 1997 and December 27, 1996, Registrant incurred property operating expenses of approximately $19.2 million and $25.4 million, respectively. Registrant's total property operating expenses decreased by approximately $6.2 million from year to year primarily as a result of the sale of the California Cable Systems during the second quarter of 1996, offset by an increase of approximately $1.2 million at C-ML Cable due to expenses directly related to the increase in operating revenues, as well as increased marketing costs and $1.2 million increase at the combined Wincom-WEBE-WICC Group due to increased sales compensation resulting from higher revenues as well as increased advertising, marketing, and programming expense incurred to combat increased competition. The remaining increases or decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

General and Administrative Expense.

During the years ended December 26, 1997 and December 27, 1996, Registrant incurred general and administrative expenses of approximately $7.9 million and $14.1 million, respectively. Registrant's total general and administrative expenses decreased by approximately $6.2 million from year to year primarily as a result of the sale of the California Cable Systems during the second quarter of 1996 as well as a $1.1 million decrease at C-ML Cable due to the recognition of tax benefit items in the current year. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.



Depreciation and Amortization Expense.

Registrant's depreciation and amortization expense totaled approximately $7.5 million and $20.2 million during the years ended December 26, 1997 and December 27, 1996, respectively. Registrant's total depreciation and amortization expense decreased by approximately $12.7 million from year to year as a result of the sale of the California Cable Systems during the second quarter of 1996 as well as a decrease at C-ML Cable which primarily resulted from the write-off of certain fixed assets during 1996. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in the aggregate.

Interest Expense.

Interest expense of approximately $5.1 million and $10.4 million in the years ended December 26, 1997 and December 27, 1996, respectively, represents the cost incurred for borrowed funds utilized to acquire various media properties. The approximate $5.3 million decrease in interest expense is primarily due to the repayment in full of the outstanding borrowings of the California Cable Systems and the Anaheim Radio Stations in 1996.

For the years ended December 27, 1996 and December 29, 1995:

Net Income.

Registrant's net income for the years ended December 27, 1996 was approximately $189.7 million, as compared to net income of approximately $21.5 million for the 1995 period. The increase in net income for the 1996 period primarily resulted from the gain recognized from the sale of the California Cable Systems during the second quarter of 1996, partially offset by the sales of KATC-TV and WREX-TV during 1995, as well as the effect on operations of such sales and other factors described below.

Operating Revenues.

During the years ended December 27, 1996 and December 29, 1995, Registrant had total operating revenues of approximately $71.8 million and $109.2 million, respectively. The approximate $37.4 million decrease in operating revenues was primarily due to a decrease of approximately $41.3 million in operating revenues resulting from the sale of the California Cable Systems during the second quarter of 1996 and the sales of KATC and WREX during 1995, partially offset by an increase of approximately $2.2 million in operating revenues at C-ML Cable as well as a combined increase of approximately $1.0 million in the Wincom-WEBE-WICC Group. The increase in operating revenues at C-ML Cable occurred as a result of an increase in the number of basic and premium subscribers during 1996, implementation of rate increases and an increase in pay revenue due to both an increase in subscriptions as well as the average pay rate. The average level of basic subscribers at C-ML Cable increased to 116,497 in 1996 from 113,942 in 1995, and the total number of basic subscribers increased to 117,338 at the end of 1996 from 115,655 at the end of 1995. The number of average premium subscriptions at C-ML Cable increased to 74,663 during 1996 from 71,150 during 1995 due to aggressive marketing efforts. Total premium subscriptions increased to 75,760 at the end of 1996 from 73,565 at the end of 1995 at C-ML Cable. The combined increase in operating revenues at the Wincom-WEBE-WICC Group was due to stronger local and national advertising and network revenues resulting from improved ratings at both WEBE-FM and WQAL-FM. The remaining increases or decreases in operating revenues were immaterial either individually or in the aggregate.

Interest Income.

Registrant earned interest income of approximately $3.7 million and $332,000 during the years ended December 27, 1996 and December 29, 1995, respectively. The increase is due primarily to interest earned on the higher cash balances that existed during 1996 related to the sales of KATC, WREX and the California Cable Systems.

Property Operating Expense.

During the years ended December 27, 1996 and December 29, 1995, Registrant incurred property operating expenses of approximately $25.4 million and $39.3 million, respectively. Registrant's total property operating expenses decreased by approximately $13.9 million from year to year due primarily as a result of the sale of the California Cable Systems during 1996 and KATC and WREX during 1995. The remaining increases or decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

General and Administrative Expense.

During the years ended December 27, 1996 and December 29, 1995, Registrant incurred general and administrative expenses of approximately $14.1 million and $22.5 million, respectively. Registrant's total general and administrative expenses decreased by approximately $8.4 million from year to year due primarily as a result of the sale of the California Cable Systems during the second quarter of 1996 and KATC and WREX during 1995. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Depreciation and Amortization Expense.

Registrant's depreciation and amortization expense totaled approximately $20.2 million and $28.1 million in the years ended December 27, 1996 and December 29, 1995, respectively. The approximate $7.9 million decrease in Registrant's total depreciation and amortization expense from year to year as a result of the sale of the California Cable Systems during 1996 and KATC and WREX during 1995, offsetting an approximate $3.8 million increase at C-ML Cable which resulted from the write-off of certain fixed assets during 1996. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in the aggregate.

Interest Expense.

Interest expense of approximately $10.4 million and $19.4 million in the years ended December 27, 1996 and December 29, 1995, respectively, represents the cost incurred for borrowed funds utilized to acquire various media properties. The approximate $9.0 million decrease in interest expense is primarily due to a decrease of approximately $8.8 million related to the combined effect of the full repayment of the outstanding borrowings of the California Cable Systems and of the outstanding borrowings of the television stations in 1995.

Additional Operating Information

Registrant holds a 50% interest in the Venture, which in turn, through C-ML Cable, passed 284,450 homes, provided basic cable television service to 123,990 subscribers and accounted for 68,445 pay subscriptions as of December 26, 1997. The following table shows the numbers of basic subscribers and pay subscriptions at Registrant's wholly-owned California Cable Systems and at C-ML Cable:

                         As of           As of           As of
                     December 26,    December 27,    December 29,
                           1997            1996            1995
Homes Passed
California Cable
Systems (wholly-
owned)                        0                   0         221,256
C-ML Cable (50%
owned)                  284,450             276,858         272,198
Basic Subscribers
California Cable
Systems (wholly-
owned)                        0                   0         138,864
C-ML Cable (50%
owned)                  123,990             117,338         115,655
Pay Subscriptions
California Cable
Systems (wholly-
owned)                        0                   0          73,500
C-ML Cable (50%
owned)                   68,445              75,760          73,565


The overall number of homes passed by C-ML Cable increased from the end of 1995 to the end of 1997 due primarily to the extension of cable plant to pass incremental homes, and the number of basic subscribers increased during the same period. This is due to the extension of cable service to pass additional homes, as well as to an increased level of marketing. The number of pay subscriptions at C-ML Cable decreased from the end of 1995 to the end of 1997, primarily due to the Disney channel being switched to the basic channel line-up.

As of December 26, 1997, Registrant operated seven radio stations in three cities in the continental United States and one city in Puerto Rico. Each of Registrant's broadcast properties competes with numerous other outlets in its area, with the number of competing outlets varying from location to location. Stations are rated in each market versus competitors based on the number of viewers or listeners tuned to the various outlets in that market.

The information set forth below briefly describes, for each station owned by Registrant, the number of competitors that each station faces in its market and the station's ranking in that market, where applicable.

Registrant's radio station WQAL-FM in Cleveland, Ohio competes with approximately 25 other radio stations in the Cleveland market according to Arbitron, an accepted industry source. According to Arbitron, the station was ranked number one in the market in terms of listeners 12+ as of the Fall, 1997 rating period.

Registrant's radio stations WEBE-FM and WICC-AM in Fairfield County, Connecticut compete with approximately 45 other radio stations in the Fairfield County market according to Arbitron. According to Arbitron, WEBE-FM was ranked number one in Fairfield County and WICC-AM was ranked number one in Bridgeport, Connecticut in terms of listeners 12+ as of the Fall, 1997 rating period.

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

Item 8.   Financial Statements and Supplementary Data.

                    TABLE OF CONTENTS

                 ML Media Partners, L.P.

Independent Auditors' Report

Consolidated Balance Sheets as of December 26, 1997 and
December 27, 1996

Consolidated Income Statements for the Three Years Ended
December 26, 1997

Consolidated Statements of Cash Flows for the Three Years
Ended December 26, 1997

Consolidated Statements of Changes in Partners'
Capital/(Deficit) for the Three Years Ended
December 26, 1997

Notes to Consolidated Financial Statements for the Three
Years Ended December 26, 1997

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.
INDEPENDENT AUDITORS' REPORT

ML Media Partners, L.P.:

We have audited the accompanying consolidated financial statements of ML Media Partners, L.P. (the "Partnership") and its affiliated entities, as listed in the accompanying table of contents. These consolidated financial statements and financial statement schedules are the responsibility of the Partnership's general partner. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership and its affiliated entities as of December 26, 1997 and December 27, 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 26, 1997 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche, LLP.

New York, New York
March 20, 1998

                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
           AS OF DECEMBER 26, 1997 AND DECEMBER 27, 1996

                                           1997            1996
ASSETS:
Cash and cash equivalents               $ 92,872,891   $ 91,591,280
Investments held by escrow
agents                                             -      6,244,252
Accounts receivable (net of
allowance for doubtful
accounts of $328,702 and
$798,773, respectively)                    5,550,419      6,768,307
Prepaid expenses and deferred
charges (net of accumulated
amortization of $3,640,331
and $3,481,529,
respectively)                              1,355,810        984,574
Property, plant and equipment
- net                                     23,564,815     20,582,046
Intangible assets - net                    28,492,491     33,587,880
Assets held for sale                       2,906,500              -
Other assets                               1,903,252      1,236,485
TOTAL ASSETS                            $156,646,178   $160,994,824

LIABILITIES AND PARTNERS'
CAPITAL:
Liabilities:
Borrowings                              $ 54,244,038   $ 60,348,428
Accounts payable and
accrued liabilities                       22,252,266     20,941,830
Subscriber advance payments                1,512,748      1,545,835
Total Liabilities                         78,009,052     82,836,093


(Continued on the following page.)

                       ML MEDIA PARTNERS, L.P.
                     CONSOLIDATED BALANCE SHEETS
            AS OF DECEMBER 26, 1997 AND DECEMBER 27, 1996
                             (continued)

                               Notes       1997            1996
Commitments and Contingencies    5,7

Partners' Capital:
General Partner:
Capital contributions, net of
offering expenses                          1,708,299        1,708,299
Cash distributions                        (1,357,734)      (1,167,841)
Cumulative income                             498,724          304,047
                                             849,289          844,505

Limited Partners:
Capital contributions, net of
offering expenses (187,994
Units of Limited Partnership
Interest)                                169,121,150      169,121,150
Tax allowance cash distribution
                                         (6,291,459)      (6,291,459)
Cash distributions                      (134,415,710)    (115,616,310)
Cumulative income                          49,373,856       30,100,845
                                          77,787,837       77,314,226
Total Partners' Capital                    78,637,126       78,158,731
TOTAL LIABILITIES AND PARTNERS'
CAPITAL                                $ 156,646,178    $ 160,994,824



See Notes to Consolidated Financial Statements.

                       ML MEDIA PARTNERS, L.P.
                   CONSOLIDATED INCOME STATEMENTS
             FOR THE THREE YEARS ENDED DECEMBER 26, 1997

                                1997          1996           1995
REVENUES:
Operating revenues          $ 53,223,983    $ 71,831,996  $109,214,031

Interest                       3,352,983       3,692,033       332,181
Loss on
sale of assets                        -               -      (22,802)
Gain on sale of the
California Cable
Systems                               -     185,609,191             -
Gain on sale of
WREX                          2,005,498               -     8,838,248
Gain on sale of
KATC                          1,697,227               -    13,958,206
Total revenues                60,279,691     261,133,220   132,319,864

COSTS AND EXPENSES:
Property operating            19,201,288      25,351,743    39,301,436
General and
administrative                7,858,645      14,142,538    22,457,523
Depreciation and
amortization                  7,457,623      20,238,004    28,086,433
Interest expense               5,082,776      10,352,597    19,417,987
Management fees                1,211,671       1,337,034     1,566,245
Total costs and
expenses                     40,812,003      71,421,916   110,829,624

NET INCOME                  $ 19,467,688    $189,711,304  $ 21,490,240


PER UNIT OF LIMITED
 PARTNERSHIP INTEREST:

NET INCOME                  $     102.52    $     999.04  $     113.17


Number of Units                  187,994         187,994       187,994

See Notes to Consolidated Financial Statements.

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE YEARS ENDED DECEMBER 26, 1997
                                1997           1996          1995
Cash flows from
  operating activities:
Net income                  $ 19,467,688    $189,711,304  $ 21,490,24
                                                                    0
Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
Depreciation and
  amortization                 7,457,623      20,238,004   28,086,433
Bad debt expense/
  (recovery, net)              (117,767)         360,989      236,504
Gain on sale of assets                 -               -       22,802
Gain on sale of the
  California Cable Systems             -   (185,609,191)            -
Gain on sale of WREX         (2,005,498)               -  (8,838,248)
Gain on sale of KATC         (1,697,227)               -  (13,958,206
                                                                    )
Changes in operating
  assets and liabilities:
  Decrease/(Increase):
    Short-term investments
      held by agents                   -               -    6,000,000
    Investments held by
      escrow agents            6,244,252     (5,244,252)  (1,000,000)
    Accounts receivable          683,226       4,387,235    (750,328)
    Prepaid expenses and
      deferred charges         (536,204)         396,823      197,004
    Other assets               (680,267)        (62,218)    1,468,187
  (Decrease)/Increase:
    Accounts payable and
      accrued liabilities      7,775,070    (10,445,177)  (10,154,531
                                                                    )
    Subscriber advance
      payments                  (33,087)       (101,592)       214,52
                                                                    9

Net cash provided by
  operating activities        36,557,809      13,631,925   23,014,386


(Continued on the following page.)

                        ML MEDIA PARTNERS, L.P.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE YEARS ENDED DECEMBER 26, 1997
                              (continued)
                                 1997           1996           1995
Cash flows from investing
  activities:
Proceeds from sale of                   -               -         30,923
assets
Purchase of property,
  plant and equipment         (7,917,343)     (8,236,792)    (9,282,276)
Intangible assets                       -        (10,000)      (246,699)
Proceeds from sale of the
  California Cable
  Systems                               -     286,000,000              -
Payment of costs
  incurred related to sale
  of the California Cable
  Systems                     (2,455,065)     (8,256,285)              -
Proceeds from sale of KATC              -               -     24,500,000
Proceeds from sale of WREX              -               -     18,370,500

Net cash provided by/
  (used in) investing
  activities                  (10,372,408     269,496,923     33,372,448
                                        )

Cash flows from
  financing activities:
Principal payments on
  borrowings                  (6,104,390)   (122,473,500)   (35,349,040)
Cash distributions            (18,799,400   (109,188,434)    (7,595,717)
                                        )

Net cash used in
  financing activities        (24,903,790   (231,661,934)   (42,944,757)
                                        )

Net increase in cash and
  cash equivalents              1,281,611      51,466,914     13,442,077
Cash and cash equivalents
  at beginning of year         91,591,280      40,124,366     26,682,289
Cash and cash equivalents
  at end of year             $ 92,872,891    $ 91,591,280   $ 40,124,366


Cash paid for interest       $  5,614,297    $ 10,772,817   $ 21,384,422


See Notes to Consolidated Financial Statements.

                       ML MEDIA PARTNERS, L.P.
  CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL/(DEFICIT)
             FOR THE THREE YEARS ENDED DECEMBER 26, 1997

                          General         Limited
                          Partner         Partners        Total
1995:

Partners' Deficit as
  of January 1, 1995    $   (99,669)   $ (16,158,993) $ (16,258,662)

   Net Income                214,902       21,275,338     21,490,240
   Cash Distribution        (75,957)      (7,519,760)    (7,595,717)

Partners' Capital/
  (Deficit) as of
  December 29, 1995           39,276      (2,403,415)    (2,364,139)

1996:

   Net Income              1,897,113      187,814,191    189,711,304
   Cash Distribution     (1,091,884)    (108,096,550)  (109,188,434)

Partners' Capital as
  of December 27, 1996       844,505       77,314,226     78,158,731

1997:

   Net Income                194,677       19,273,011     19,467,688
   Cash Distribution       (189,893)     (18,799,400)   (18,989,293)

Partners' Capital as
  of December 26, 1997   $   849,289    $  77,787,837  $  78,637,126





See Notes to Consolidated Financial Statements.

                     ML MEDIA PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE YEARS ENDED DECEMBER 26, 1997


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

Media Management Partners (the "General Partner") is a joint venture, organized as a general partnership under the laws of the State of New York, between RP Media Management ("RPMM"), a joint venture organized as a general partnership under the laws of the State of New York, consisting of The Elton H. Rule Company and IMP Media Management, Inc., and ML Media Management Inc. ("MLMM"), a Delaware corporation and an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. The General Partner was formed for the purpose of acting as general partner of the Partnership. The General Partner's total capital contribution amounted to $1,898,934 which represents 1% of the total Partnership capital contributions.

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

As of December 26, 1997, the Partnership's operating investments in media properties consisted of:

a 50% interest in a joint venture (the "Venture"), which owns an FM (WFID-FM) and AM (WUNO-AM) radio station combination and a background music service in San Juan, Puerto Rico ("C-ML Radio"), and 100% of the stock of Century-ML Cable Corporation ("C-ML Cable", jointly with C-ML Radio, the "Puerto Rico Systems"), which owns and operates two cable television systems in Puerto Rico;

  an FM (WEBE-FM) and AM (WICC-AM) radio station combination in Bridgeport, Connecticut;

  an FM (KEZY-FM) and AM (KORG-AM) radio station combination in Anaheim, California;

and Wincom Broadcasting Corporation ("Wincom"), a corporation that owns an FM radio station (WQAL-FM) in Cleveland, Ohio.

In early October 1997, the Venture entered into an agreement to sell C-ML Radio (see Note 2).

Reclassifications

Certain reclassifications were made to the 1996 and 1995 financial statements to conform with the current period's presentation.

Basis of Accounting and Fiscal Year

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes. Pursuant to generally accepted accounting principles, the Partnership recognizes revenue as various services are provided. The Partnership consolidates its 100% interest in Wincom; its 99.999% interests in WEBE-FM, WICC-AM, KEZY-FM and KORG-AM and its pro rata 50% interest in the Venture. In addition, the Partnership consolidated KATC-TV, WREX-TV and California Cable Systems prior to their respective dispositions (see Note 2). All intercompany accounts have been eliminated. The fiscal year of the Partnership ends on the last Friday of each calendar year.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", requires companies to report the fair value of certain on- and off-balance sheet assets and liabilities which are defined as financial instruments.

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

Recent Accounting Statements Not Yet Adopted

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997 and is effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for the way public companies report information about operating segments in annual and interim financial statements. The Partnership believes its current reporting systems will enable it to comply with the implementation of SFAS No. 131.

2.   DISPOSITION OF ASSETS AND PENDING TRANSACTIONS

WREX

On July 31, 1995, the Partnership completed the sale to Quincy Newspapers, Inc. ("Quincy") of substantially all of the assets used in the operations of the Partnership's television station WREX-TV, Rockford, Illinois ("WREX"), other than cash and accounts receivable. Quincy did not assume certain liabilities of WREX. The purchase price for the assets was approximately $18.4 million, subject to certain adjustments. A reserve of approximately $2.3 million was established to cover certain purchase price adjustments and expenses and liabilities relating to WREX, and the balance of approximately $16.1 million was applied to repay a portion of the bank indebtedness secured by the assets of WREX and KATC (as defined below). On the sale of WREX, the Partnership recognized a gain for financial reporting purposes of approximately $8.8 million in 1995.

Effective August 14, 1997, approximately $1.8 million, a portion of the reserve established at the time of the WREX sale, was released. In accordance with the terms of the Partnership Agreement, such released reserve amount, after accounting for certain expenses of the Partnership, were included in the cash distribution made to partners on November 25, 1997. In addition, effective December 26, 1997, the remaining reserve established at the time of the WREX sale of approximately $161,000 was released. Thus, during 1997, the Partnership recognized a gain on sale of WREX of approximately $2.0 million resulting from the release of reserves and reversal of previous accruals.

KATC

On September 30, 1995, the Partnership completed the sale to KATC Communications, Inc. (the "KATC Buyer") of substantially all of the assets used in the operations of the Partnership's television station KATC-TV, Lafayette, Louisiana ("KATC"), other than cash and accounts receivable. The KATC Buyer did not assume certain liabilities of KATC. The purchase price for the assets was $24.5 million. From the proceeds of the sale, approximately $6.3 million was applied to repay in full the remaining bank indebtedness secured by the assets of KATC and WREX; a reserve of approximately $2.0 million was established to cover certain purchase price adjustments and expenses and liabilities relating to KATC; $1.0 million was deposited into an indemnity escrow account to secure the Partnership's indemnification obligations to the KATC Buyer; approximately $7.6 million was applied to pay a portion of accrued fees and expenses owed to the General Partner; and the remaining amount of approximately $7.6 million ($40 per Unit) was distributed to partners in December, 1995.
The Partnership recognized a gain for financial reporting purposes of approximately $14.0 million on the sale of KATC in 1995.

On June 24, 1997, the Partnership received the release of escrowed proceeds of $1.0 million (and approximately $100,000 of interest earned thereon) generated from the sale of KATC. In addition, effective August 14, 1997, approximately $1.5 million, a portion of the reserve established at the time of the KATC sale, was released. In accordance with the terms of the Partnership Agreement, the amount of such released reserve and escrowed proceeds, after accounting for certain expenses of the Partnership, were included in the cash distribution made to partners on November 25, 1997. In addition, effective December 26, 1997, the remaining reserve established at the time of the KATC sale of approximately $218,000 was released. Thus, during 1997, the Partnership recognized a gain on sale of KATC-TV of approximately $1.7 million resulting from the release of reserves and reversal of previous accruals.

Puerto Rico Radio

In October 1997, the Venture entered into a sales agreement to sell C-ML Radio for approximately $11.5 million, subject to closing adjustments. In addition, in connection with such sales agreement, the Partnership entered into a Local Marketing Agreement, effective as of October 1, 1997, which, subject to compliance with the rules of the Federal Communications Commission ("Commission" or "FCC"), allows the buyer to program the station. Since there are numerous conditions to closing, including FCC approval, there can be no assurance that the sale will be consummated as contemplated and without consummation the Local Marketing Agreement will be cancelled. The Partnership anticipates receiving no proceeds from any resulting sale since any sale proceeds received from the sale of C-ML Radio are required to be applied against the aggregate outstanding senior indebtedness which jointly finances C-ML Radio and C-ML Cable. The net assets of C-ML Radio which are to be sold pursuant to the sale agreement have been included in assets held for sale on the accompanying Consolidated Balance Sheet as of December 26, 1997.

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

Pursuant to the Asset Purchase Agreement and a letter agreement, entered into by the Partnership and Century at closing, the Partnership deposited $5 million into an indemnity escrow account pending the resolution of certain rate regulation and other matters relating to charges by the Partnership to its subscribers for cable service. On June 3, 1997, the Partnership received the release of such escrowed proceeds ($5 million and approximately $300,000 of interest earned thereon) generated from the sale of the California Cable Systems. This release of escrowed proceeds, after accounting for certain expenses of the Partnership, was included in a cash distribution made to partners on November 25, 1997, in accordance with the terms of the Partnership Agreement.

In addition, upon closing of the sale of the California Cable Systems, the Partnership set aside approximately $40.7 million in a cash reserve to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems' operations prior to and resulting from their sale, as well as a potential purchase price adjustment. In accordance with the terms of the Partnership Agreement, any amounts which may be available for distribution from any unused cash reserves, after accounting for certain other expenses of the Partnership including certain expenses incurred after May 31, 1996, will be distributed to partners of record as of the date such unused reserves are released, when the Partnership determines such reserves are no longer necessary, rather than to the partners of record on May 31, 1996, the date of the sale.

Effective August 14, 1997, reserves in the amount of approximately $13.2 million were released and, after accounting for certain expenses of the Partnership, in accordance with the terms of the Partnership Agreement, were included in the cash distribution that was distributed to partners on November 25, 1997. As of December 26, 1997, the Partnership has approximately $23.3 million remaining in cash reserves to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems prior to and resulting from their sale.

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                    As of           As of
                                December 26,    December 27,
                                      1997            1996
   Land and Improvements        $     549,613    $    994,026


   Buildings                        2,070,652        2,330,889

   Cable Distribution Systems
     and Equipment                 34,773,035       31,486,992

   Other                            1,124,352        1,016,181
                                   38,517,652       35,828,088

   Less accumulated              (14,952,837)     (15,246,042)
     depreciation

   Property, plant and
     equipment, net             $  23,564,815     $ 20,582,046



4.   INTANGIBLE ASSETS

Intangible assets consisted of the following:

                                    As of           As of
                                December 26,    December 27,
                                      1997            1996
     Goodwill                    $ 41,611,143     $ 43,798,528
     Franchises                    35,315,562      35,315,562
     Other                          8,916,911        8,819,911
                                   85,843,616       87,934,001

     Less accumulated            (57,351,125)     (54,346,121)
     amortization

     Intangible assets, net      $ 28,492,491     $ 33,587,880



5.   BORROWINGS

The aggregate amount of borrowings as reflected on the Consolidated Balance Sheets of the Partnership is as follows:

                                     As of           As of
                                 December 26,     December 27,
                                       1997             1996
  A)C-ML Notes/Credit             $ 50,000,000     $ 50,000,000
     Agreement
  B)Restructuring
     Agreement/Wincom-WEBE-WICC
     Loan                            4,244,038       10,348,428

                                  $ 54,244,038     $ 60,348,428

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

     As of December 26, 1997 and December 27, 1996, outstanding borrowings under the C-ML Notes totaled $100 million, of which the Partnership's share is $50 million.

B) On July 30, 1993, the Partnership and Chemical Bank (the "Wincom Bank") executed an agreement amending the Wincom-WEBE-WICC Loan (the "Restructuring Agreement"). The Restructuring Agreement provided for the outstanding principal and interest due the Wincom Bank as of December 31, 1992 (approximately $24.7 million and $2.0 million, respectively) to be divided into three notes as follows: a Series A Term Loan in the amount of $13.0 million; a Series B Term Loan in the amount of approximately $11.7 million; and a Series C Term Loan in the amount of approximately $2.0 million which was forgiven by the Wincom Bank on October 1, 1993 pursuant to the terms of the Restructuring Agreement.

     The Series A Term Loan bears interest, payable monthly, at the Wincom Bank's Alternate Base Rate plus 1-3/4% with principal payments due quarterly through the final maturity at December 31, 1997. The outstanding balance under the Series A Term Loan was $1,850,901 as of December 26, 1997.

     The Series B Term Loan bears interest at a rate equal to the Wincom Bank's Alternate Base Rate plus 1-3/4% beginning on April 30, 1994, with interest payments accruing, and payable annually only from Excess Cash Flow. The outstanding balance under the Series B Term Loan was $2,393,137 as of December 26, 1997, and was due on December 31, 1997.

     On December 31, 1997, the Wincom-WEBE-WICC Loan matured and became due and payable in accordance with their terms. On that date, the Partnership made a partial payment to the Wincom Bank but did not repay the remainder of the Wincom-WEBE-WICC Loan. As a result of such default, the Wincom Bank has the right to take actions to enforce its right under the Wincom-WEBE-WICC Loan including the right to foreclose on the properties of the Wincom-WEBE-WICC group. The Wincom-WEBE-WICC Loan is non-recourse to the other assets of the Partnership. The Partnership and the Wincom Bank are negotiating the terms of a waiver of the default and an amendment to the Wincom-WEBE-WICC Loan that would, among other things, extend the maturity date of the loan to June 30, 1999. The Partnership expects to either enter into such amendment or to repay the full amount of principal and interest due under the loan in 1998.

     Borrowings under the Wincom-WEBE-WICC Loan are nonrecourse to the Partnership and are collateralized with substantially all of the assets of the Wincom-WEBE-WICC group.

     After the remaining principal and interest due under the Series A Term Loan and the Series B Term Loan are satisfied in full, any remaining Net Cash Proceeds (as defined in the Restructuring Agreement), from the sale of the stations in the Wincom-WEBE-WICC group will be divided between the Partnership and the Wincom Bank, with the Partnership receiving 85% and the Wincom Bank receiving 15%, respectively.

As of December 26, 1997, the annual aggregate amounts of principal payments (inclusive of defaulted principal payments totaling $4,244,038) required for the borrowings as reflected in the Consolidated Balance Sheet of the Partnership are as follows:


        Year Ending        Principal Amount
            1998               $ 14,244,038
            1999                 10,000,000
            2000                 10,000,000
            2001                 10,000,000
            2002                 10,000,000
     Thereafter                           0
                               $ 54,244,038

Based upon the restrictions of the borrowings as described above, approximately $94.0 million of assets are restricted from distribution by the entities in which the Partnership has an interest as of December 26, 1997.

6.   TRANSACTIONS WITH THE GENERAL PARTNER AND ITS AFFILIATES

During the three years ended December 26, 1997, the Partnership incurred the following expenses in connection with services provided by the General Partner and its affiliates:

                             1997            1996           1995
Media Management
  Partners (General
  Partner):

Partnership Mgmt. fee    $   557,979      $   557,979    $   557,979
Property Mgmt. fee           653,692          779,055      1,008,266
Reimbursement of
  Operating Expenses         951,940          799,690      1,039,772
                         $ 2,163,611       $2,136,724    $ 2,606,017

In addition, the Partnership, through the California Cable Systems, was party to an agreement with MultiVision Cable TV Corp. ("MultiVision"), an affiliate of the General Partner, whereby MultiVision provided the California Cable Systems with certain administrative and day-to-day management services. The California Cable Systems paid for these services at cost. The reimbursed costs incurred by MultiVision on behalf of the California Cable Systems amounted to an aggregate of $804,843, $3,662,649 and $2,629,560 for 1997, 1996 and 1995, respectively.
These costs did not include programming costs that were charged, without markup, to the California Cable Systems under an agreement to allocate certain management costs.

Certain administrative and day to day management services were provided to the Partnership's radio station investments from RP Radio Management Inc., an affiliate of the General Partner, during the second half of 1996 and all of 1997. The reimbursed costs incurred by RP Radio Management Inc. on behalf of the Partnership's radio station investments totaled $693,929 during 1997 and $143,536 during the second half of 1996. The radio station investments paid for these services at cost. These administrative and day-to-day management services were provided by a third party in prior periods. On December 27, 1997, RP Radio Management Inc. was merged into RP Radio Management LLC, an entity wholly owned by the Partnership.

RP Television, an affiliate of the General Partner, provided certain administrative and accounting services to the Partnership's television stations. The television stations paid for these services at cost. The reimbursed cost incurred by RP Television on behalf of the Partnership's television stations totaled $101,371, $82,066 and $189,384 for 1997, 1996 and 1995,
respectively.

The reimbursed costs related to MultiVision, RP Radio Management
Inc., and RP Television are included in the Consolidated Income
Statements.

From the initial sale proceeds of the California Cable Systems in 1996, the Partnership will remit accrued management fees and expenses owed to the General Partner of approximately $9.2 million, of which $7.6 million was paid through December 26, 1997. As of December 26, 1997, December 27, 1996 and December 29, 1995, the amounts payable to the General Partner for management fees and reimbursement of operating expenses were approximately $4.5 million, $2.3 million and $7.9 million, respectively.

7.   COMMITMENTS AND CONTINGENCIES

Lease Commitments

C-ML Cable rents office and warehouse facilities under various operating lease agreements. In addition, Wincom, the Anaheim Radio Stations, WEBE-FM and WICC-AM lease office space, broadcast facilities and certain other equipment under various operating lease agreements. Prior to their disposition, KATC-TV and the California Cable Systems leased office space, equipment, and space on utility poles under operating leases with terms of less than one year, or under agreements which are generally terminable on short notice. Rental expense was incurred for the three years ended December 26, 1997 as follows:

                             1997            1996           1995
California Cable
Systems                    $      -         $ 199,501      $ 377,186
KATC-TV                           -                 -          8,250
WICC-AM                      62,457            72,898        105,182
Anaheim Radio Stations      152,016           145,796        136,260
WEBE-FM                     199,004           202,730        147,587
Wincom                      158,931           148,296        151,477
C-ML Cable                   45,075            30,000         30,000
                         $  617,483         $ 799,221      $ 955,942

Future minimum commitments under all of the above agreements in excess of one year are as follows:

                Year Ending            Amount
                    1998            $  678,014
                    1999               616,793
                    2000               406,324
                    2001               398,184
                    2002               361,382
             Thereafter                970,444
                                    $3,431,141

Litigation

On August 29, 1997, a purported class action was commenced in New York Supreme Court, New York County, on behalf of the limited partners of the Partnership, against the Partnership, the Partnership's general partner, Media Management Partners, the General Partner's two partners, RP Media Management ("RPMM") and ML Media Management Inc. ("MLMM"), Merrill Lynch & Co., Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"). The action concerns the Partnership's payment of certain management fees and expenses to the General Partner and the payment of certain purported fees to an affiliate of RPMM.

Specifically, the plaintiffs allege breach of the Partnership Agreement, breach of fiduciary duties, and unjust enrichment by the General Partner in that the General Partner allegedly: (1) improperly deferred and accrued certain management fees and expenses in an amount in excess of $14.0 million, (2) improperly paid itself such fees and expenses out of proceeds from sales of Partnership assets, and (3) improperly paid MultiVision, supposedly duplicative fees in an amount in excess of $14.4 million.

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, and compensatory and punitive damages. On December 12, 1997, defendants served a motion to dismiss the complaint and each claim for relief therein. Plaintiffs' opposition to defendants' motion was served on March 20, 1998. Defendants' reply to plaintiffs' response is due on April 29, 1998. Defendants believe that they have good and meritorious defenses to the action.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed suit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPMM, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, the Partnership has received notices of requests for indemnification from the following defendants named therein: the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. As of December 26, 1997, the Partnership accrued approximately $280,000 for legal costs incurred through December 26, 1997, relating to such indemnification.

8.   SEGMENT INFORMATION

The following analysis provides segment information for the two main industries in which the Partnership operates. The Cable Television Systems segment consists of the Partnership's 50% share of C-ML Cable and the California Cable Systems until its sale on May 31, 1996. The Television and Radio Stations segment consists of KATC-TV until its sale on September 30, 1995, WREX-TV until its sale on July 31, 1995, WEBE-FM, Wincom, WICC-AM, the Anaheim Radio Stations, and the Partnership's 50% share of C-ML Radio.




                              Cable       Television
                          Television      and Radio
1997                         Systems       Stations         Total
Operating revenues         $ 29,404,870   $ 23,819,113    $ 53,223,983
Interest income               2,316,128        316,026       2,632,154
Operating expenses         (16,723,091)   (16,327,067)    (33,050,158)
Operating income before
gain on sale of assets      14,997,907      7,808,072      22,805,979
Gain on sale of KATC                  -      1,697,227       1,697,227
Gain on sale of WREX                  -      2,005,498       2,005,498
Operating income             14,997,907     11,510,797      26,508,704


Plus:  depreciation and
amortization                 6,143,721      1,313,902       7,457,623
 Operating income before
depreciation and
amortization                21,141,628     12,824,699      33,966,327
 Less: depreciation and
amortization               (6,143,721)    (1,313,902)     (7,457,623)
 Operating income          $ 14,997,907   $ 11,510,797      26,508,704

Interest income                                                720,829
Interest expense                                           (5,082,776)
Partnership expenses                                       (2,679,069)
Net income                                                $ 19,467,688

Identifiable assets        $103,606,224   $ 39,334,158    $142,940,382
Partnership assets                                          13,705,796
Total                                                     $156,646,178

Capital expenditures       $  7,731,495   $    185,848    $  7,917,343

Depreciation and
amortization              $  6,143,721   $  1,313,902    $  7,457,623


                             Cable       Television
                          Television      and Radio
1996                         Systems       Stations         Total
Operating revenues        $ 50,428,590   $ 21,143,717    $ 71,572,307
Interest income              1,166,362        346,537       1,512,899
Operating expenses        (42,296,680)   (16,309,917)    (58,606,597)
Operating income before
gain on sale of assets       9,298,272      5,180,337      14,478,609
Gain on sale of the
California Cable
Systems                    185,609,191              -     185,609,191
Operating income           194,907,463      5,180,337     200,087,800

Plus: depreciation and
amortization                18,848,938      1,389,066      20,238,004
Operating income before
depreciation and
amortization               213,756,401      6,569,403     220,325,804
Less: depreciation and
amortization              (18,848,938)    (1,389,066)    (20,238,004)
Operating income          $194,907,463   $  5,180,337     200,087,800

Service fee income from
C-ML Radio                                                    259,689
Interest income                                             2,179,134
Interest expense                                         (10,352,597)
Partnership expenses                                      (2,462,722)
Net income                                               $189,711,304

Identifiable assets       $107,467,339   $ 44,693,750    $152,161,089
Partnership assets                                          8,833,735
Total                                                    $160,994,824

Capital expenditures      $  7,833,870   $    402,922    $  8,236,792

Depreciation and
amortization              $ 18,848,938   $  1,389,066    $ 20,238,004


                             Cable       Television
                          Television      and Radio
1995                         Systems       Stations         Total
Operating revenues        $ 81,242,427   $ 27,971,604    $109,214,031
Operating expenses        (65,687,910)   (22,878,517)    (88,566,427)
Operating income before
gain/(loss) on sale of
assets                      15,554,517      5,093,087      20,647,604
Gain on sale of WREX                 -      8,838,248       8,838,248
Gain on sale of KATC                 -     13,958,206      13,958,206
Loss on sale of assets        (22,802)              -        (22,802)
Operating income            15,531,715     27,889,541      43,421,256

Plus: depreciation and
amortization                25,986,951      2,099,482      28,086,433
Operating income before
depreciation and
amortization                41,518,666     29,989,023      71,507,689
Less: depreciation and
amortization              (25,986,951)    (2,099,482)    (28,086,433)
Operating income          $ 15,531,715   $ 27,889,541      43,421,256

Interest income                                               332,181
Interest expense                                         (19,417,987)
Partnership expenses                                      (2,845,210)
Net income                                               $ 21,490,240


Identifiable assets       $161,967,792   $ 44,221,535    $206,189,327
Partnership assets                                          4,009,169
Total                                                    $210,198,496

Capital expenditures      $  8,850,903   $    431,373    $  9,282,276

Depreciation and
amortization              $ 25,986,951   $  2,099,482   $ 28,086,433


9.   JOINT VENTURES

Pursuant to a management agreement and joint venture agreement dated December 16, 1986 (the "Joint Venture Agreement"), as amended and restated, between the Partnership and Century (the "Venture"), the parties formed a joint venture in which each has a 50% ownership interest. The Venture, through its wholly-owned subsidiary, Century-ML Cable Corp. ("C-ML Cable Corp."), subsequently acquired Cable Television Company of Greater San Juan, Inc. ("San Juan Cable") and liquidated San Juan Cable into C-ML Cable Corp. The Venture also acquired all of the assets of Community Cable-Vision of Puerto Rico, Inc., Community Cablevision of Puerto Rico Associates, and Community Cablevision Incorporated ("Community Companies"), which consisted of a cable television system serving the communities of Catano, Toa Baja and Toa Alta, Puerto Rico, which are contiguous to San Juan Cable. The Community Companies and C-ML Cable Corp. are collectively referred to as C-ML Cable.

On February 15, 1989, the Partnership and Century entered into a management agreement and joint venture agreement whereby a new joint venture, Century-ML Radio Venture ("C-ML Radio"), was formed under New York law. Responsibility for the management of radio stations acquired by C-ML Radio was assumed by the Partnership.

Effective January 1, 1994, all of the assets of C-ML Radio were transferred to the Venture, in exchange for the assumption by the Venture of all the obligations of C-ML Radio and the issuance to Century and the Partnership by the Venture of new certificates evidencing a partnership interest of 50% and 50%, respectively. The transfer was made pursuant to a Transfer of Assets and Assumption of Liabilities Agreement. At the time of this transfer, the Partnership and Century entered into an amended and restated management agreement and joint venture agreement (the "Revised Joint Venture Agreement") governing the affairs of the Venture as revised.

Under the terms of the Revised Joint Venture Agreement, Century is responsible for the day-to-day operations of C-ML Cable and the Partnership is responsible for the day-to-day operations of C-ML Radio. For providing services of this kind, Century is entitled to receive annual compensation of 5% of C-ML Cable's net gross revenues (defined as gross revenues from all sources less monies paid to suppliers of pay TV product, e.g., HBO, Cinemax and Showtime) and the Partnership is entitled to receive annual compensation of 5% of C-ML Radio's gross revenues (after agency commissions, rebates or discounts and excluding revenues from barter transactions). All significant policy decisions relating to the Venture, the operation of C-ML Cable and the operation of C-ML Radio, however, will only be made upon the concurrence of both the Partnership and Century. The Partnership may require a sale of such assets and business of C-ML Cable or C-ML Radio at any time. If the Partnership proposes such a sale, the Partnership must first offer Century the right to purchase the Partnership's 50% interest in such assets being sold at 50% of the total fair market value at such time as determined by independent appraisal. If Century elects to sell either the C-ML Cable or C-ML Radio, the Partnership may elect to purchase Century's interest in such assets being sold on similar terms.

The total assets, total liabilities, net capital, total revenues and net income of the Venture as revised are as follows:

                                December 26,    December 27,
                                      1997            1996

Total Assets                    $  152,300,00    $ 126,300,000
                                            0

Total Liabilities               $  127,300,00    $ 117,700,000
                                            0

Net Capital                     $   25,000,00   $   8,600,000
                                            0




                       1997           1996           1995
Total Revenues    $ 62,900,000     $ 58,600,000   $ 53,800,000



Net Income        $ 16,400,000     $    500,000   $  4,600,000



In October 1997, the Venture entered into a sales agreement to sell C-ML Radio for approximately $11.5 million, subject to closing adjustments (see Note 2).


10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets, including cash and cash equivalents and accounts receivable and liabilities, such as trade payables, are carried at amounts which approximate fair value.

The General Partner has been able to determine the estimated fair value of the C-ML Notes based on a discounted cash flow analysis. As of December 26, 1997 and December 27, 1996, the estimated fair value of the C-ML Notes is approximately $104 million and $104 million, respectively, of which approximately 50% of the estimated fair value or $52 million and $52 million, respectively pertains to the carrying amount reflected on the Partnership's Consolidated Balance Sheet.

The General Partner has determined that the carrying value of the Restructuring Agreement relating to the Wincom-WEBE-WICC Loan approximates fair value due to the floating rate nature of the outstanding borrowings without giving effect to the 15% equity participation.

11.   ACCOUNTING FOR INCOME TAXES

Certain entities owned by the Partnership are taxable entities and thus are required under SFAS No. 109 to recognize deferred income taxes. Income taxes consist of the following:

                                   Year Ended December 31,
                             1997           1996           1995
Current
Federal                    $   155,331          $    -         $    -
State                            7,100               -              -
                               162,431               -              -
Deferred
Federal                    (1,777,096)               -              -
State                                -               -              -
                           (1,777,096)               -              -
Recorded benefit for
  income taxes           $(1,614,665)          $    -         $    -

The components of the net deferred tax asset are as follows:


                                         As of           As of
                                      December 26,    December 27,
                                            1997            1996
Deferred tax assets:
Basis of intangible assets             $     24,168     $     52,325
Net operating loss carryforward           7,857,921       15,205,078
Alternative minimum tax credit              301,096          228,765
Other                                       475,092           30,520
                                         8,658,277       15,516,688
Deferred tax liabilities:
Basis of property, plant and
equipment                                 (26,379)         (27,322)

Total                                    8,631,898       15,489,366
Less: valuation allowance              (6,854,802)     (15,489,366)
Net deferred tax asset                $  1,777,096     $          0


The decrease in the valuation allowance for the year ended December 26, 1997 of approximately $8.6 million relates primarily to the utilization and expiration of net operating loss carryforwards. Management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefit associated with future temporary differences and net operating loss carryforwards prior to their expiration.

As of December 26, 1997, the taxable entities have available net operating loss carryforwards of approximately $24.7 million which may be applied against future taxable income of such entities. Such net operating loss carryforwards expire at various dates from 1998 through 2007.

For the Partnership, the differences between the tax basis of assets and liabilities and the reported amounts are as follows:


                                         As of            As of
                                      December 26,     December 27,
                                            1997             1996
Partners' Capital - financial
 statements                           $ 78,637,126       $ 78,158,731
 Differences:
Offering expenses                       19,063,585         19,063,585
Basis of property, plant and
 equipment and intangible assets
                                         2,481,101          5,415,192
Cumulative losses of stock
 investments (corporations)             62,196,213         72,762,062
Management fees                          2,931,410            782,653
Other                                    2,844,149        (8,240,254)
Partners' Capital - income tax basis
                                      $168,153,584       $167,941,969



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

RP Media Management (the "Management Company")


                       Served in Present
                           Capacity
          Name             Since (1)             Position Held

I. Martin Pompadur          1/01/86       President, Chief Executive
                                          Officer, Chief Operating
                                          Officer, Secretary,
                                          Director

Elizabeth McNey Yates       4/01/88       Executive Vice President

 (1) The Director holds office until his successor is elected and qualified. All executive officers serve at the pleasure of the Director.


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

Kevin K. Albert            02/19/91       President
                           12/16/85       Director

Robert F. Aufenanger       02/02/93       Executive Vice President
                           03/28/88       Director

Michael E. Lurie           08/10/95       Vice President
                           08/11/95       Director

Steven N. Baumgarten       02/02/93       Vice President

David G. Cohen             08/11/95       Vice President

Diane T. Herte             08/11/95       Treasurer


 (1) Directors hold office until their successors are elected and qualified. All executive officers serve at the pleasure of the Board of Directors.
I. Martin Pompadur, 62, Director and President of RP Media Management. Mr. Pompadur is also the Chairman and Chief Executive Officer of GP Station Partners which is the General Partner of Television Station Partners, L.P., a private limited partnership that owned and operated four network affiliated television stations. These stations were sold in January 1996 and this partnership is currently in its liquidation phase. Mr. Pompadur is the Chairman and Chief Executive Officer of PBTV, Inc., the Managing General Partner of Northeastern Television Investors Limited Partnership, a private limited partnership which owned and operated WBRE-TV, a network affiliated station in Wilkes-Barre/Scranton, Pennsylvania. This station was sold in January 1998, and is currently in its liquidating phase. Mr. Pompadur is also the President and a Director of RP Opportunity Management, L.P. ("RPOM"), a limited partnership organized under the laws of Delaware, which is indirectly owned and controlled by Mr. Pompadur. RPOM is a partner in Media Opportunity Management Partners, an affiliate of the General Partner, and the general partner of ML Media Opportunity Partners, L.P. which was formed to invest in under performing and turnaround media businesses. Mr. Pompadur is the Principal Executive Officer of ML Media Opportunity Partners, L.P. Mr. Pompadur is also Chief Executive Officer of MultiVision Cable TV Corp. ("MultiVision"), a cable television multiple system operator ("MSO") organized in January 1988 and owned principally by Mr. Pompadur and the estate of Elton H. Rule to provide MSO services to cable television systems acquired by entities under his control. Mr. Pompadur was the Principal Executive Officer and principal owner of RP Radio Management Inc. ("RP Radio"), a company owned principally by Mr. Pompadur to provide administrative and day-to-day management services to Registrant's radio properties. On December 27, 1997, RP Radio Management Inc. was merged into RP Radio Management LLC, an entity wholly owned by Registrant. Mr. Pompadur is a principal owner, member of the Board of Directors and Secretary of Caribbean International News Corporation ("Caribbean"). Caribbean owns and publishes EL Vocero, the largest Spanish language daily newspaper in the United States.

Elizabeth McNey Yates, 34, Executive Vice President of RP Media Management, joined RP Companies Inc., an entity controlled by Mr. Pompadur, in April 1988 and has senior executive responsibilities in the areas of finance, operations, administration, acquisitions and dispositions. Ms. Yates is Chief Operating Officer and Executive Vice President of RP Companies, Inc., Executive Vice President of RPOM, Chief Operating Officer and Executive Vice President of RP Radio. In addition, Ms. Yates is the President and Chief Operating Officer of MultiVision.

Kevin K. Albert, 45, a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. Mr. Albert works in the Equity Private Placement Group and is involved in structuring and placing a diversified array of private equity financings including common stock, preferred stock, limited partnership interests and other equity-related securities. Mr. Albert is also a director of ML Film Entertainment Inc. ("ML Film"), an affiliate of MLMM and the managing general partner of the general partners of Delphi Film Associates IV, V and ML Delphi Premier Partners, L.P.; a director of ML Opportunity Management Inc. ("ML Opportunity"), an affiliate of MLMM and a joint venturer in Media Opportunity Management Partners, the general partner of ML Media Opportunity Partners, L.P.; a director of ML Mezzanine II Inc. ("ML Mezzanine II"), an affiliate of MLMM and sole general partner of the managing general partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P.; a director of ML Mezzanine Inc. ("ML Mezzanine"), an affiliate of MLMM and the sole general partner of the managing general partner of ML-Lee Acquisition Fund, L.P.; a director of Merrill Lynch Venture Capital Inc. ("ML Venture"), an affiliate of MLMM and the general partner of the Managing General Partner of ML Venture Partners II, L.P. ("Venture II") and ML Oklahoma Venture Partners Limited Partnership ("Oklahoma") and a director of Merrill Lynch R&D Management Inc. ("ML R&D"), an affiliate of MLMM and the general partner of the General Partner of ML Technology Ventures, L.P. Mr. Albert also serves as an independent general partner of Venture II.

Robert F. Aufenanger, 44, a Vice President of Merrill Lynch & Co. Corporate Credit and a Director of the Partnership Management Department, joined Merrill Lynch in 1980. Mr. Aufenanger is responsible for the ongoing management of the operations of various real estate and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp. and Merrill Lynch, Hubbard Inc., affiliates of Merrill Lynch, are general partners. Mr. Aufenanger is also a director of ML Opportunity, MLH Real Estate Inc., an affiliate of MLMM and the general partner of the Associate General Partner of ML/EQ Real Estate Portfolio, L.P., MLH Property Managers Inc., an affiliate of MLMM and the Managing General Partner of MLH Income Realty Partnership VI, ML Film, ML Venture, ML R&D, ML Mezzanine and ML Mezzanine II.

Michael E. Lurie, 54, a First Vice President of Merrill Lynch & Co. Corporate Credit and the Director of the Asset Recovery Management Department, joined Merrill Lynch in 1970. Prior to his present position, Mr. Lurie was the Director of Debt and Equity Markets Credit responsible for the global allocation of credit limits and the approval and structuring of specific transactions relating to debt and equity products. Mr. Lurie also served as Chairman of the Merrill Lynch International Bank Credit Committee. Mr. Lurie is also a director of ML Opportunity, ML Film, ML Venture, ML R&D and MLH Real Estate Inc.

Steven N. Baumgarten, 42, a Vice President of Merrill Lynch & Co. Corporate Credit joined Merrill Lynch in 1986. Mr. Baumgarten shares responsibility for the ongoing management of the operations of various project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners. Mr. Baumgarten is also a director of ML Film.

David G. Cohen, 35, a Vice President of Merrill Lynch & Co. Corporate Credit joined Merrill Lynch in 1987. Mr. Cohen shares responsibility for the ongoing management of the operations of various project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners.

Diane T. Herte, 37, a Vice President of Merrill Lynch & Co. Investment Banking Group since 1996 and previously an Assistant Vice President of Merrill Lynch & Co. Corporate Credit Group since 1992, joined Merrill Lynch in 1984. Ms. Herte's responsibilities include controllership and financial management functions for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner, manager or administrator.

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

     RPMM Representative      MLMM Representatives
     I. Martin Pompadur       Kevin K. Albert
                              Robert F. Aufenanger

Item 11.Executive Compensation.

Registrant does not pay the executive officers or directors of the General Partner any remuneration. The General Partner does not presently pay any remuneration to any of its executive officers or directors. See Note 6 to the Financial Statements included in Item 8 hereof, however, for amounts paid by Registrant to the General Partner and its affiliates for the three years ended December 26, 1997.

Item 12.Security Ownership of Certain Beneficial Owners and
        Management.

As of March 15, 1998, no person was known by Registrant to be the beneficial owner of more than 5 percent of the Units.

To the knowledge of the General Partner, as of February 1, 1998, the officers and directors of the General Partner in aggregate own less than 1% of the outstanding common stock of Merrill Lynch
& Co., Inc.

RP Media Management is owned 50% by IMP Media Management, Inc.
and 50% by the Elton H. Rule Company.  IMP Media Management, Inc.
is wholly-owned by Mr. I. Martin Pompadur and The Elton H. Rule
Company is wholly-owned by the Rule Trust.

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


Item 14.Exhibits, Financial Statement Schedules and Reports on
        Form 8-K.

(a)     Financial Statements, Financial Statement Schedules and
        Exhibits.

(1)  Financial Statements

        See Item 8.    "Financial Statements and Supplementary
        Data."

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

10.1.1 Joint Venture Agreement dated    Exhibit 10.1.1 to Registrant's
July 2, 1986 between Registrant  Annual Report on Form 10-K for the
and Century Communications       fiscal year ended
Corp.("CCC")                     December 26, 1986
                                 (File No. 0-14871)

10.1.2 Management Agreement and Joint   Exhibit 10.1.2 to Registrant's
Venture Agreement dated December Annual Report on Form 10-K for the
16, 1986 between Registrant and  fiscal year ended
CCC (attached as Exhibit 1 to    December 26, 1986
Exhibit 10.3)                    (File No. 0-14871)

10.1.3 Management Agreement and Joint   Exhibit 10.1.3 to Registrant's
Venture Agreement dated as of    Annual Report on Form 10-K for
February 15, 1989 between        the fiscal year ended
Registrant and CCC               December 30, 1988
                                 (File No. 0-14871)

10.1.4 Amended and Restated Management  Exhibit 10.1.4 to Registrant's
Agreement and Joint Venture      Annual Report on Form 10-K for the
Agreement of Century/ML Cable    fiscal year ended
Venture dated January 1, 1994    December 31, 1993
between Century Communications   (File No. 0-14871)
Corp. and Registrant

10.2.1 Stock Purchase Agreement dated   Exhibit 28.1 to Registrant's
July 2, 1986 between Registrant  Form 8-K Report dated
and the sellers of shares of     December 16, 1986
Cable Television Company of      (File No. 33-2290)
Greater San Juan, Inc.

10.2.2 Assignment dated July 2, 1986    Exhibit 10.2.2 to Registrant's
between Registrant and Century-  Annual Report on Form 10-K for the
ML Cable Corporation ("C-ML")    fiscal year ended
                                 December 26, 1986
                                 (File No. 0-14871)

10.2.3 Transfer of Assets and           Exhibit 10.2.3 to Registrant's
Assumption of Liabilities        Annual Report on Form 10-K for the
Agreement dated January 1, 1994  fiscal year ended
between Century-ML Radio         December 31, 1993
Venture, Century/ML Cable        (File No. 0-14871)
Venture, Century Communications
Corp. and Registrant

10.3   Amended and Restated Credit      Exhibit 10.3.5 to Registrant's
Agreement dated as of March 8,   Annual Report on Form 10-K for the
1989 between Citibank, N.A.,     fiscal year ended
Agent, and C-ML                  December 30, 1988
                                 (File No. 0-14871)

10.3.1 Note Agreement dated as of       Exhibit 10.3.1 to Registrant's
December 1, 1992 between Century-Annual Report on Form 10-K for the
ML Cable Corporation, Century/ML fiscal year ended
Cable Venture, Jackson National  December 25, 1992
Life Insurance Company, The      (File No. 0-14871)
Lincoln National Life Insurance
Company and Massachusetts Mutual
Life Insurance Company

10.3.2 Second Restated Credit Agreement Exhibit 10.3.2 to Registrant's
dated December 1, 1992 among     Annual Report on Form 10-K for the
Century-ML Cable Corporation,    fiscal year ended
Century/ML Cable Venture and     December 25, 1992
Citibank                         (File No. 0-14871)

10.3.3 Amendment dated as of September  Exhibit 10.3.3 to Registrant's
30, 1993 among Century-ML Cable  Quarterly Report on Form 10-Q
Corporation, the banks parties   for the quarter ended
to the Credit Agreement, and     September 24, 1993
Citibank, N.A. and Century/ML    (File No. 0-14871)
Cable Venture

10.3.4 Amendment dated as of December   Exhibit 10.3.4 to Registrant's
15, 1993 among Century-ML Cable  Annual Report on Form 10-K for the
Corporation, the banks parties   fiscal year ended
to the Credit Agreement, and     December 31, 1993
Citibank, N.A. and Century/ML    (File No. 0-14871)
Cable Venture

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

10.8   Stock Sale and Purchase          Exhibit 28.1 to Registrant's
Agreement dated as of December   Form 8-K Report dated
5, 1986 between SCIPSCO, Inc.    December 23, 1986
and ML California Cable Corp.    (File No. 33-2290)
("ML California")

10.8.1    Asset Purchase         Exhibit 2 to Registrant's
        Agreement dated as of NovemberForm 8-K Report dated
        28, 1994 among Registrant andNovember 28, 1994
        Century Communications Corp.(File No. 0-14871)

10.9   Security Agreement dated as of   Exhibit 10.10 to Registrant's
December 22, 1986 among          Annual Report on Form 10-K for the
Registrant, ML California and BA fiscal year ended
                                 December 26, 1987
                                 (File No. 0-14871)

10.10  Assets Purchased Agreement dated Exhibit 28.1 to Registrant's as of September 17, 1986 between Form 8-K Report dated
Registrant and Loyola University February 2, 1987
                                 (File No. 33-2290)
10.11  Asset Acquisition Agreement      Exhibit 28.1 to Registrant's
dated April 22, 1987 between     Form 8-K Report dated
Community Cable-Vision of Puerto October 14, 1987
Rico Associates, Community Cable-(File No. 33-2290)
Vision of Puerto Rico, Inc.,
Community Cable-Vision
Incorporated and Century
Communications Corp., as
assigned

10.12  Asset Purchase Agreement dated   Exhibit 2.1 to Registrant's
April 29, 1987 between           Form 8-K Report dated
Registrant and Gilmore           September 16, 1987
Broadcasting Corporation         (File No. 33-2290)

10.13  License Holder Pledge Agreement  Exhibit 2.5 to Registrant's
dated August 27, 1987 by         Form 8-K Report dated
Registrant and Media Management  September 15, 1987
Partners in favor of             (File No. 33-2290)
Manufacturers Hanover

10.14  Asset Purchase Agreement dated   Exhibit 28.1 to Registrant's
August 20, 1987 between 108      Form 8-K Report dated
Radio Company Limited            January 15, 1988
Partnership and Registrant       (File No. 33-2290)

10.15  Security Agreement dated as of   Exhibit 28.3 to Registrant's
December 16, 1987 between        Form 8-K Report dated
Registrant and CNB               January 15, 1988
                                 (File No. 33-2290)

10.16  Asset Purchase Agreement dated   Exhibit 10.25 to Registrant's
as of January 9, 1989 between    Annual Report on Form 10-K for the
Registrant and Connecticut       fiscal year ended
Broadcasting Company, Inc.       December 30, 1988
("WICC")                         (File No. 0-14871)

10.17.1Stock Purchase Agreement dated   Exhibit 28.2 to Registrant's
June 17, 1988 between Registrant Quarterly Report on Form 10-Q and the certain sellers referred for the quarter ended
to therein relating to shares of June 24, 1988
capital stock of Universal Cable (File No. 0-14871)
Holdings, Inc. ("Universal")

10.17.2Amendment and Consent dated July Exhibit 2.2 to Registrant's
29, 1988 between Russell V.      Form 8-K Report dated
Keltner, Larry G. Wiersig and    September 19, 1988
Donald L. Benson, Universal      (File No. 0-14871)
Cable Midwest, Inc. and
Registrant

10.17.3Amendment and Consent dated July Exhibit 2.3 to Registrant's
29, 1988 between Ellsworth       Form 8-K Report dated
Cable, Inc., Universal Cable     September 19, 1988
Midwest, Inc. and Registrant     (File No. 0-14871)

10.17.4Amendment and Consent dated      Exhibit 2.4 to Registrant's
August 29, 1988 between ST       Form 8-K Report dated
Enterprises, Ltd., Universal     September 19, 1988
Cable Communications, Inc. and   (File No. 0-14871)
Registrant

10.17.5Amendment and Consent dated      Exhibit 2.5 to Registrant's
September 19, 1988 between       Form 8-K Report dated
Dennis Wudtke, Universal Cable   September 19, 1988
Midwest, Inc., Universal Cable   (File No. 0-14871)
Communications, Inc. and
Registrant

10.17.6Amendment and Consent dated      Exhibit 10.26.6 to Registrant's
October 14, 1988 between Down's  Annual Report on Form 10-K
Cable, Inc., Universal Cable     for the fiscal year ended
Midwest, Inc. and Registrant     December 30, 1988
                                 (File No. 0-14871)

10.17.7Amendment and Consent dated      Exhibit 10.26.7 to Registrant's
October 14, 1988 between SJM     Annual Report on Form 10-K
Cablevision, Inc., Universal     for the fiscal year ended
Cable Midwest, Inc. and          December 30, 1988
Registrant                       (File No. 0-14871)

10.17.8Bill of Sale and Transfer of     Exhibit 2.6 to Registrant's
Assets dated as of September 19, Form 8-K Report dated
1988 between Registrant and      September 19, 1988
Universal Cable Communications   (File No. 0-14871)
Inc.

10.18  Credit Agreement dated as of     Exhibit 10.27 to Registrant's
September 19, 1988 among         Annual Report on Form 10-K
Registrant, Universal, certain   for the fiscal year ended
subsidiaries of Universal, and   December 30, 1988
Manufacturers Hanover Trust      (File No. 0-14871)
Company, as Agent

10.19  Stock Purchase Agreement dated   Exhibit 10.28 to Registrant's
October 6, 1988 between          Annual Report on Form 10-K
Registrant and the certain       for the fiscal year ended
sellers referred to therein      December 30, 1988
relating to shares of capital    (File No. 0-14871)
stock of Acosta Broadcasting
Corp.

10.20  Stock Purchase Agreement dated   Exhibit 28.1 to Registrant's
April 19, 1988 between           Quarterly Report on Form 10-Q
Registrant and the certain       for the quarter ended
sellers referred to therein      June 24, 1988
relating to shares of capital    (File No. 0-14871)
stock of Wincom Broadcasting
Corporation

10.21  Subordination Agreement dated as Exhibit 2.3 to Registrant's of August 15, 1988 among Wincom, Form 8-K Report dated
the Subsidiaries, Registrant and August 26, 1988
Chemical Bank                    (File No. 0-14871)

10.22  Management Agreement dated       Exhibit A to Exhibit 10.30.2 above
August 26, 1988 between
Registrant and Wincom

10.22.1Management Agreement by and      Exhibit 10.22.1 to Registrant's
between Fairfield                Quarterly Report on Form 10-Q
Communications, Inc. and         for the quarter ended
Registrant and ML Media          June 25, 1993
Opportunity Partners, L.P. dated (File No. 0-14871)
May 12, 1993

10.22.2Sharing Agreement by and among   Exhibit 10.22.2 to Registrant's
Registrant, ML Media Opportunity Quarterly Report on
Partners, L.P., RP Companies,    Form 10-Q for the quarter ended
Inc., Radio Equity Partners,     June 25, 1993
Limited Partnership and          (File No. 0-14871)
Fairfield Communications, Inc.

10.23  Amended and Restated Credit,     Exhibit 10.33 to Registrant's
Security and Pledge Agreement    Quarterly Report on
dated as of August 15, 1988, as  Form 10-Q for the quarter ended amended and restated as of July  June 30, 1989
19, 1989 among Registrant,       (File No. 0-14871)
Wincom Broadcasting Corporation,
Win Communications Inc., Win
Communications of Florida, Inc.,
Win Communications Inc. of
Indiana, WEBE Associates, WICC
Associates, Media Management
Partners, and Chemical Bank and
Chemical Bank, as Agent

10.23.1Second Amendment dated as of     Exhibit 10.23.1 to Registrant's
July 30, 1993 to the Amended and Quarterly Report on
Restated Credit, Security and    Form 10-Q for the quarter ended
Pledge Agreement dated as of     June 25, 1993
August 15, 1988, as amended and  (File No. 0-14871)
restated as of July 19, 1989 and
as amended by the First
Amendment thereto dated as of
August 14, 1989 among
Registrant, Wincom Broadcasting
Corporation, Win Communications
Inc., Win Communications Inc. of
Indiana, WEBE Associates, WICC
Associates, Media Management
Partners, and Chemical Bank and
Chemical Bank, as Agent

10.24     Agreement of           Exhibit 10.34 to Registrant's
        Consolidation, Extension,Quarterly Report on
        Amendment and Restatement of theForm 10-Q for the quarter ended
        WREX Credit Agreement and KATCJune 30, 1989
        Credit Agreement between (File No. 0-14871)
        Registrant and Manufacturers
        Hanover Trust Company dated as
        of June 21, 1989

10.25  Asset Purchase Agreement between Exhibit 10.35 to Registrant's
ML Media Partners, L.P. and      Quarterly Report on
Anaheim Broadcasting Corporation Form 10-Q for the quarter ended
dated July 11, 1989              September 29, 1989
                                 (File No. 0-14871)

10.26  Asset Purchase Agreement between Exhibit 10.36 to Registrant's
WIN Communications Inc. of       Annual Report on Form 10-K
Indiana, and WIN Communications  for the fiscal year ended
of Florida, Inc. and Renda       December 28, 1990
Broadcasting Corp. dated         (File No. 0-14871)
November 27, 1989

10.26.1Asset Purchase Agreement between Exhibit 10.26.1 to Registrant's
WIN Communications of Indiana,   Quarterly Report on Form 10-Q
Inc. and Broadcast Alchemy, L.P. for the quarter ended
dated April 30, 1993             June 25, 1993
                                 (File No. 0-14871)

 10.26.2      Joint Sales        Exhibit 10.26.2 to Registrant's
        Agreement between WIN    Quarterly Report on
        Communications of Indiana, Inc.Form 10-Q for the quarter ended and Broadcast Alchemy, L.P.June 25, 1993
        dated May 1, 1993        (File No. 0-14871)

10.27  Credit Agreement dated as of     Exhibit 10.39 to Registrant's
November 15, 1989 between ML     Quarterly Report on Form 10-Q
Media Partners, L.P. and Bank of for the quarter ended
America National Trust and       June 29, 1990
Savings Association              (File No. 0-14871)

10.27.1   First Amendment and    Exhibit 10.27.1 to Registrant's
        Limited Waiver dated as ofAnnual Report on Form 10-K
        February 23, 1995 to the Amendedfor the fiscal year ended
        and Restated Credit AgreementDecember 30, 1994
        dated as of May 15, 1990 among(File 0-14871)
        ML Media Partners, L.P. and Bank
        of America National Trust and
        Saving Association, individually
        and as Agent

10.28  Asset Purchase Agreement dated   Exhibit 10.38 to Registrant's
November 27, 1989 between Win    Quarterly Report on Form 10-Q
Communications and Renda         for the quarter ended
Broadcasting Corp.               June 29, 1990
                                 (File No. 0-14871)

10.29  Amended and Restated Credit      Exhibit 10.39 to Registrant's
Agreement dated as of May 15,    Quarterly Report on Form 10-Q
1990 among ML Media Partners,    for the quarter ended
L.P. and Bank of America         June 29, 1990
National Trust and Saving        (File No. 0-14871)
Association, individually and as
Agent

10.30  Stock Purchase Agreement between Exhibit 10.40.1 to Registrant's
Registrant and Ponca/Universal   Quarterly Report on Form 10-Q
Holdings, Inc. dated as of April for the quarter ended
3, 1992                          March 27, 1992
                                 (File No. 0-14871)

10.30.1Earnest Money Escrow Agreement   Exhibit 10.40.1 to Registrant's
between Registrant and           Quarterly Report on Form 10-Q
Ponca/Universal Holdings, Inc.   for the quarter ended
dated as of April 3, 1992        March 27, 1992
                                 (File No. 0-14871)

10.30.2Indemnity Escrow Agreement       Exhibit 10.40.2 to Registrant's
between Registrant and           Form 8-K Report dated July 8, 1992
Ponca/Universal Holdings, Inc.   (File No. 0-14871)
dated as of July 8, 1992

10.30.3Assignment by Registrant in      Exhibit 10.40.3 to Registrant's
favor of Chemical Bank, in its   Form 8-K Report dated July 8, 1992
capacity as agent for itself and (File No. 0-14871)
the other banks party to the
credit agreement dated as of
September 19, 1988, among
Registrant, Universal, certain
subsidiaries of Universal, and
Manufacturers Hanover Trust
Company, as agent

10.30.4Confirmation of final Universal  Exhibit 10.40.4 to Registrant's
agreements between Registrant    Quarterly Report on Form 10-Q
and Manufacturers Hanover Trust  for the quarter ended
Company, dated April 3, 1992     September 25, 1992
                                 (File No. 0-14871)

10.30.5Letter regarding discharge and   Exhibit 10.40.5 to Registrant's
release of the Universal         Quarterly Report on Form 10-Q
Companies and Registrant dated   for the quarter ended
July 8, 1992 between Registrant  September 25, 1992
and Chemical Bank (as successor, (File No. 0-14871)
by merger, to Manufacturers
Hanover Trust Company)

10.31.1Asset Purchase Agreement dated   Exhibit 10.1 to Registrant's
May 25, 1995 with Quincy         Form 8-K dated
Newspapers, Inc. to sell         May 25, 1995
substantially all of the assets  (File No. 0-14871)
used in the operations of the
Registrant's television station
WREX-TV, Rockford, Illinois

10.31.3Asset Purchase Agreement dated   Exhibit to Registrant's
June 1, 1995 with KATC           Form 8-K Report dated
Communications, Inc., to sell    June 1, 1995
substantially all of the assets  (File No. 0-14871)
used in the operations of
Registrant's television station
KATC-TV, Lafayette, Louisiana

10.32  Asset Purchase Agreement dated   Exhibit to Registrant's
November 28, 1994 with Century   Form 8-K Report dated
Communications Corp., to sell    November 28, 1994
substantially all of the assets  (File No. 0-14871)
used in Registrant's California
Cable Systems.

10.33  Letter Agreement dated May 31,   Exhibit to Registrant's
1996 between Registrant and      Form 8-K Report dated
Century Communications Corp.     May 31, 1996
                                 (File No. 0-14871)
10.34  Asset Purchase Agreement dated
October 9, 1997 with Madifide,
Inc., to sell substantially all
of the assets used in the
operations of Registrant's C-ML
Radio.

18.1   Letter from Deloitte, Haskins &  Exhibit 18.1 to Registrant's
Sells regarding the change in    Annual Report on Form 10-K
accounting method, dated March   for the fiscal year ended
30, 1989                         December 30, 1988
                                 (File No. 0-14871)

27.0   Financial Data Schedule to Form
10-K Report for the fiscal year
ended December 26, 1997

99     Pages 12 through 19 and 38       Prospectus dated February 4, 1986,
through 46 of Prospectus dated   filed pursuant to Rule 424(b)
February 4, 1986, filed pursuant under the Securities Act of 1933,
to Rule 424(b) under the         as amended
Securities Act of 1933, as       (File No. 33-2290)
amended

(b)    Reports on Form 8-K.

        On February 5, 1998, Registrant filed with the
        Securities and Exchange Commission a Current Report on
        Form 8-K dated December 31, 1997. This current report contained details regarding the maturity of the Wincom-
        WEBE-WICC Loan and negotiations with the Wincom Bank.

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


                              ML MEDIA PARTNERS, L.P.
                              By: Media Management Partners
                                  General Partner

                              By: ML Media Management Inc.



Dated:  March 26, 1998        /s/ Kevin K. Albert
                                  Kevin K. Albert
                                  Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.



RP MEDIA MANAGEMENT


        Signature                   Title               Date

 /s/ I. Martin Pompadur     President, Secretary   March 26, 1998
    (I. Martin Pompadur)    and Director
                            (principal executive
                            officer of the
                            Registrant)

 /s/Elizabeth McNey Yates   Executive Vice         March 26, 1998
   (Elizabeth McNey Yates)  President




ML MEDIA MANAGEMENT INC.


Signature                   Title                  Date


 /s/ Kevin K. Albert        Director and           March 26, 1998
    (Kevin K. Albert)       President


 /s/ Robert F. Aufenanger   Director and           March 26, 1998
    (Robert F. Aufenanger)  Executive Vice
                            President


 /s/ Michael E. Lurie       Director and Vice      March 26, 1998
    (Michael E. Lurie)      President


 /s/ Diane T. Herte         Treasurer (principal   March 26, 1998
    (Diane T. Herte)        financial officer and
                            principal accounting
                            officer of the
                            Registrant)

