Form 10-Q
period 1998-03-27
ML MEDIA PARTNERS LP
filed 1998-05-11
CIK 785959

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended
                         March 27, 1998

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


              Item 1.   Financial Statements.

                     TABLE OF CONTENTS


Consolidated Balance Sheets as of March 27, 1998 (Unaudited) and December 26, 1997 (Unaudited)

Consolidated Income Statements for the Thirteen Week Periods
Ended March 27, 1998 (Unaudited) and March 28, 1997
(Unaudited)

Consolidated Statements of Cash Flows for the Thirteen Week
Periods Ended March 27, 1998 (Unaudited) and March 28, 1997
(Unaudited)

Notes to Consolidated Financial Statements for the Thirteen
Week Period Ended March 27, 1998 (Unaudited)

                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
 AS OF MARCH 27, 1998 (UNAUDITED) AND DECEMBER 26, 1997 (UNAUDITED)

                                        March 27,     December 26,
                                            1998            1997
ASSETS:
Cash and cash equivalents               $ 98,575,434     $ 92,872,891
Accounts receivable (net of
allowance for doubtful
accounts of $429,958 and
$328,702, respectively)                   5,617,240        5,550,419
Prepaid expenses and deferred
charges (net of accumulated
amortization of $3,662,033
and $3,640,331,
respectively)                               722,171        1,355,810
Property, plant and equipment
(net of accumulated
depreciation of $15,819,989
and $14,952,837,
respectively)                            23,954,521       23,564,815
Intangible assets (net of
accumulated amortization of
$58,205,424 and $57,351,125,
respectively)                            27,638,192       28,492,491
Assets held for sale                       3,016,678        2,906,500
Other assets                               1,193,982        1,903,252
TOTAL ASSETS                            $160,718,218     $156,646,178



(Continued on the following page.)

                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
 AS OF MARCH 27, 1998 (UNAUDITED) AND DECEMBER 26, 1997 (UNAUDITED)
                            (continued)

                                       March 27,      December 26,
                                            1998            1997
LIABILITIES AND PARTNERS'
CAPITAL:
Liabilities:
Borrowings                             $  53,493,137   $  54,244,038
Accounts payable and
accrued liabilities                      24,185,880      22,252,266
Subscriber advance payments                1,544,236       1,512,748
Total Liabilities                         79,223,253      78,009,052

Commitments and
Contingencies (Notes 2 and 3)

Partners' Capital:
General Partner:
Capital contributions, net of
offering expenses                         1,708,299       1,708,299
Cumulative cash distributions           (1,357,734)     (1,357,734)
Cumulative income                            527,302         498,724
                                            877,867         849,289

Limited Partners:
Capital contributions, net of
offering expenses (187,994
Units of Limited
Partnership Interest)                   169,121,150     169,121,150
Tax allowance cash
distribution                            (6,291,459)     (6,291,459)
Cumulative cash distributions         (134,415,710)   (134,415,710)
Cumulative income                         52,203,117      49,373,856
                                          80,617,098      77,787,837
Total Partners' Capital                   81,494,965      78,637,126
TOTAL LIABILITIES AND
PARTNERS' CAPITAL                     $ 160,718,218   $ 156,646,178


See Notes to Consolidated Financial Statements (Unaudited).

                      ML MEDIA PARTNERS, L.P.
                   CONSOLIDATED INCOME STATEMENTS
 FOR THE THIRTEEN WEEK PERIODS ENDED MARCH 27, 1998 (UNAUDITED) AND
                     MARCH 28, 1997 (UNAUDITED)

                                          March 27,      March 28,
                                              1998           1997
REVENUES:
Operating revenues                       $ 12,829,089    $ 12,094,489

Interest                                      641,776         783,734
Total revenues                             13,470,865      12,878,223

COSTS AND EXPENSES:
Property operating                          4,349,032       4,589,863
General and administrative                  2,935,492       2,192,328
Depreciation and amortization               1,777,465       2,171,240
Interest expense                            1,310,680       1,317,245
Management fees                               240,357         302,918
Total costs and expenses                   10,613,026      10,573,594

NET INCOME                               $  2,857,839    $  2,304,629


PER UNIT OF LIMITED PARTNERSHIP
INTEREST:

NET INCOME                               $      15.05    $      12.14


Number of Units                               187,994         187,994



See Notes to Consolidated Financial Statements (Unaudited).

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE THIRTEEN WEEK PERIODS ENDED MARCH 27, 1998 (UNAUDITED) AND
                     MARCH 28, 1997 (UNAUDITED)

                                          March 27,      March 28,
                                              1998           1997
Cash flows from operating activities:
Net income                               $ 2,857,839    $ 2,304,629

Adjustments to reconcile net
 income to net cash provided
 by operating activities:
Depreciation and amortization              1,777,465      2,171,240
Recovery of bad debt expense, net           (93,484)      (205,993)
Changes in operating assets and
 liabilities:
 Decrease/(Increase):
   Accounts receivable                      (88,860)        138,841
   Investments held by escrow agents               -       (80,065)
   Prepaid expenses and deferred             582,970        122,850
charges
   Other assets                              709,270         24,524
(Decrease)/Increase:
   Accounts payable and accrued
     liabilities                           2,379,127        939,291
   Subscriber advance payments                31,488       (19,029)

Net cash provided by
 operating activities                      8,155,815      5,396,288


(Continued on the following page.)

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE THIRTEEN WEEK PERIODS ENDED MARCH 27, 1998 (UNAUDITED)
                   AND MARCH 28, 1997 (UNAUDITED)
                             (continued)

                                          March 27,     March 28,
                                              1998          1997
Cash flows from investing activities:
Payment of costs incurred related to
  sale of the California Cable Systems   $   (255,620  $   (645,372
                                                    )             )
Purchase of property, plant and
  equipment                               (1,256,858)   (1,703,258)

Net cash used in investing activities     (1,512,478)   (2,348,630)

Cash flows from financing activities:
Principal payments on borrowings            (750,901)   (1,124,450)
General Partner cash distribution           (189,893)             -

Net cash used in financing activities       (940,794)   (1,124,450)

Net increase in cash and cash
  equivalents                               5,702,543     1,923,208
Cash and cash equivalents at
  beginning of year                        92,872,891    91,591,280
Cash and cash equivalents at end of
  period                                 $ 98,575,434  $ 93,514,488


Cash paid for interest                   $    104,467  $    244,298




See Notes to Consolidated Financial Statements (Unaudited).

                     ML MEDIA PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE THIRTEEN WEEK PERIOD ENDED MARCH 27, 1998 (UNAUDITED)


1. Basis of Presentation

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of the General Partner, necessary for a fair presentation of the financial position of the Partnership as of March 27, 1998 and the results of operations and cash flows of the Partnership for the interim periods presented. The results of operations for the thirteen week period ended March 27, 1998 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in the financial statements provided herein and prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission ("SEC"). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Partnership's 1997 Annual Report on Form 10-K filed with the SEC on March 26, 1998.

Certain reclassifications were made to the 1997 financial statements to conform with the current period's presentation.

2. Wincom-WEBE-WICC, Puerto Rico Radio and California Cable
   Systems

The information set forth in the Liquidity and Capital Resources section of Part I, Item 2; Management's Discussion and Analysis of Financial Condition and Results of Operations under the headings Wincom-WEBE-WICC, Puerto Rico Radio and California Cable Systems is hereby incorporated herein by reference and made a part hereof.

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

Specifically, the plaintiffs allege breach of the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), breach of fiduciary duties, and unjust enrichment by the General Partner in that the General Partner allegedly: (1) improperly deferred and accrued certain management fees and expenses in an amount in excess of $14.0 million, (2) improperly paid itself such fees and expenses out of proceeds from sales of Partnership assets, and (3) improperly paid MultiVision Cable TV Corp., an affiliate of RPMM, supposedly duplicative fees in an amount in excess of $14.4 million.

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, and compensatory and punitive damages. On December 12, 1997, defendants served a motion to dismiss the complaint and each claim for relief therein. The parties' briefing of the motion has not yet been completed. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPMM, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, Partnership has received notices of requests for indemnification from the following defendants named therein: the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the thirteen week period ended March 27, 1998, Partnership accrued approximately $60,000 for legal costs relating to such indemnification. Such costs amount to approximately $340,000 as of March 27, 1998.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Liquidity and Capital Resources.

As of March 27, 1998, Registrant had $98,575,434 in cash and cash equivalents. Of this amount, approximately $41.8 million is restricted for use at the operating level of the Puerto Rico Systems (as defined below) to fund capital expenditure programs and satisfy future non-recourse debt service requirements (including annual principal payments of $20 million, $10 million of which is Registrant's share, commencing November 30, 1998) and approximately $23.1 million is held in cash to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems prior to and resulting from their sale. In addition, approximately $19.5 million is being held for use at the operating level of Registrant's other remaining media properties, and all remaining cash and cash equivalents are available to Registrant for uses as provided in the Partnership Agreement. As of March 27, 1998, the amount payable for accrued management fees and expenses owed to the General Partner amounted to approximately $5.0 million.

Registrant's ongoing cash needs will be to fund debt service, capital and operating expenditures and required working capital as well as providing for costs and expenses related to the purported class action lawsuit (see below). During the thirteen week period ended March 27, 1998, cash interest paid was $104,467 and principal repayments of $750,901 were made. During the remainder of 1998, Registrant is required by its various debt agreements to make scheduled principal repayments of $13,493,137 under all of its debt agreements.

As of March 27, 1998, Registrant's operating investments in media properties consisted of a 50% interest in a joint venture (the "Venture"), which owns an FM (WFID-FM) and AM (WUNO-AM) radio station combination and a background music service in San Juan, Puerto Rico ("C-ML Radio"), and 100% of the stock of Century-ML Cable Corporation ("C-ML Cable"; jointly with C-ML Radio, the "Puerto Rico Systems"), which owns and operates two cable television systems in Puerto Rico; an FM (WEBE-FM) and AM (WICC-
AM) radio station combination in Bridgeport, Connecticut; an FM (KEZY-FM) and AM (KORG-AM) radio station combination in Anaheim, California, and Wincom Broadcasting Corporation ("Wincom"), a corporation that owns an FM radio station (WQAL-FM) in Cleveland, Ohio. In early October 1997, the Venture entered into an agreement to sell C-ML Radio (see below).

Although no assurance can be made concerning the precise timing of the ultimate disposition of Registrant's remaining properties, Registrant currently anticipates entering into agreements to sell its remaining investments in media properties in 1998.

The General Partner currently anticipates that the pendency of certain litigation, as discussed below, the related claims against Registrant for indemnification, other costs and expenses related to such litigation, and the involvement of management, will adversely affect (a) the timing of the termination of Registrant, (b) the amount of proceeds which may be available for distribution, and (c) the timing of the distribution to the limited partners of the net proceeds from the liquidation of Registrant's assets.

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

Specifically, the plaintiffs allege breach of the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), breach of fiduciary duties, and unjust enrichment by the General Partner in that the General Partner allegedly: (1) improperly deferred and accrued certain management fees and expenses in an amount in excess of $14.0 million, (2) improperly paid itself such fees and expenses out of proceeds from sales of Registrant assets, and (3) improperly paid MultiVision Cable TV Corp., an affiliate of RPMM, supposedly duplicative fees in an amount in excess of $14.4 million.

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, and compensatory and punitive damages. On December 12, 1997, defendants served a motion to dismiss the complaint and each claim for relief therein. The parties' briefing of the motion has not yet been completed. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPMM, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the thirteen week period ended March 27, 1998, Registrant accrued approximately $60,000 for legal costs relating to such indemnification. Such costs amount to approximately $340,000 as of March 27, 1998.

Wincom-WEBE-WICC

On December 31, 1997, the Wincom-WEBE-WICC Loan matured and became due and payable in accordance with their terms. As of that date, $4,244,038 of such amount remained due and payable to the Wincom Bank. During the thirteen week period ended March 27, 1998, $750,901 of principal was paid resulting in an outstanding balance of $3,493,137 as of March 27, 1998. As a result of such default, the Wincom Bank has the right to take actions to enforce its right under the Wincom-WEBE-WICC Loan including the right to foreclose on the properties of the Wincom-WEBE-WICC group. The Wincom-WEBE-WICC Loan is non-recourse to the other assets of Registrant. Registrant and the Wincom Bank are negotiating the terms of a waiver of the default and an amendment to the Wincom-WEBE-WICC Loan that would, among other things, extend the maturity date of the loan to June 30, 1999. Registrant expects to either enter into such amendment or to repay the full amount of principal and interest due under the loan during 1998.

Puerto Rico Radio

In October 1997, the Venture entered into a sales agreement to sell C-ML Radio for approximately $11.5 million, subject to closing adjustments. In addition, in connection with such sales agreement, Registrant entered into a Local Marketing Agreement ("LMA"), effective as of October 1, 1997, which, subject to compliance with the rules of the Federal Communications Commission ("Commission" or "FCC"), allows the buyer to program the station. Registrant collects a monthly LMA fee from the buyer equal to the operating income for that month provided however, that in no event shall the monthly fee be less than $50,000 nor more than $105,000. The monthly fee is recognized as revenue during the LMA period and Registrant no longer recognizes any operating revenues nor incurs net operating expenses as defined in the LMA of C-ML Radio. Since there are numerous conditions to closing, including FCC approval, there can be no assurance that the sale will be consummated as contemplated and without consummation the LMA will be cancelled. Pursuant to the terms of the outstanding senior indebtedness that jointly finances C-ML Radio and C-ML Cable, the net proceeds from any resulting sale must be retained by the Venture and cannot be distributed to Registrant or its partners.

California Cable Systems

On November 28, 1994, Registrant entered into an agreement (the "Asset Purchase Agreement") with Century Communications Corp. ("Century") to sell to Century substantially all of the assets used in Registrant's California Cable Operation serving the Anaheim, Hermosa Beach/Manhattan Beach, Rohnert Park/Yountville and Fairfield communities (the "California Cable Systems"). On May 31, 1996, Registrant consummated such sale pursuant to the terms of the Asset Purchase Agreement. The base purchase price for the California Cable Systems was $286 million, subject to certain adjustments including an operating cash flow as well as a working capital adjustment, as provided in the Asset Purchase Agreement.

In addition, upon closing of the sale of the California Cable Systems, Registrant set aside approximately $40.7 million in a cash reserve to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems' operations prior to and resulting from their sale, as well as a potential purchase price adjustment. In accordance with the terms of the Partnership Agreement, any amounts which may be available for distribution from any unused cash reserves, after accounting for certain other expenses of Registrant including certain expenses incurred after May 31, 1996, will be distributed to partners of record as of the date such unused reserves are released, when Registrant determines such reserves are no longer necessary, rather than to the partners of record on May 31, 1996, the date of the sale. As of March 27, 1998, Registrant had approximately $23.1 million remaining in cash reserves to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems prior to and resulting from their sale.

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

Recent Accounting Statements

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997 and is effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for the way public companies report information about operating segments in annual and interim financial statements. Although currently effective, SFAS No. 131 does not require application to interim financial statements in the initial year of application. Registrant believes its current reporting systems will enable it to comply with the implementation of SFAS No. 131 in the annual financial statements.

Cable Industry Regulation

The cable television industry is subject to significant regulation at both the federal and local level. Federal regulation of cable television systems is conducted primarily through the FCC, although, the Copyright Office also regulates certain aspects of cable television system operation pursuant to the Copyright Act of 1976. The Copyright Act imposes copyright liability on all cable television systems for their primary and secondary transmissions of copyrighted programming. Among other things, FCC regulations currently contain detailed provisions concerning non-duplication of network programming, sports program blackouts, program origination, ownership of cable television systems and equal employment opportunities. There are also comprehensive registration and reporting requirements and various technical standards. Moreover, pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), the FCC has, among other things, established regulations concerning mandatory signal carriage and retransmission consent, consumer service standards, the rates for service, equipment, and installation that may be charged to subscribers, and the rates and conditions for commercial channel leasing. The FCC also issues permits, licenses or registrations for microwave facilities, mobile radios and receive-only satellite earth stations, all of which are commonly used in the operation of cable systems.

Rate Regulation

Under the Communications Act, cable systems that are not subject to "effective competition" are subject to regulation by the FCC and local franchising authorities regarding the rates that may be charged to subscribers.

Under the 1992 Cable Act, a local franchising authority may certify with the FCC to regulate the basic service tier ("BST") and associated subscriber equipment of a cable system within its jurisdiction. By law, the BST must include all broadcast signals (with the exception of national "superstations"), including those required to be carried under the mandatory carriage provisions of the 1992 Cable Act, as well as public, educational, and governmental access channels required by the franchise. Pursuant to FCC rules, the Telecommunications Regulatory Board of Puerto Rico (the "Board") filed for certification to regulate the rates of the cable system operated by the Venture. The cable system operator contested the certification, claiming that it was subject to effective competition, and therefore exempt from rate regulation, because fewer than 30 percent of the households in the system's franchise area subscribe to the system. The Commission denied the operator's petition and the cable operator has filed an application for review of the decision, as well as a request for stay. Under FCC rules, a cable system remains subject to rate regulation until the FCC finds that effective competition exists. The franchising authority for the San Juan Cable System in Puerto Rico has been authorized by the FCC to regulate the basic cable service and equipment rates and charges of the system. The franchising authority has not yet sent a notice to the system to initiate rate regulation. Regulation may result in reduced revenues going forward and in refunds to customers for charges above those allowed by the FCC's rate regulations for up to 12 months retroactively from when the new rates are initiated or the franchising authority issues a potential refund accounting order. Registrant is currently assessing the impact of this regulation.

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

Under regulations promulgated by the FCC to implement the 1992 Cable Act, cable operators were required to set an "initial permitted" rate for regulated service using either (i) a "benchmark" approach which, essentially involved a reduction in rates of approximately 17% from those existing on September 30, 1992; or (ii) a "cost of service" approach, which, much like the method historically used to regulate the rates of local exchange carriers, allows cable system operators to recover through regulated rates their normal operating expenses, and a reasonable return on investment. Once set, cable systems were allowed to adjust their initial permitted rate on a going forward basis, either quarterly or annually under the FCC's "price cap" mechanism, which accounts for inflation, changes in "external costs," and changes in the number of regulated channels.
External costs include state and local taxes applicable to the provision of cable television service, franchise fees, the costs of complying with certain franchise requirements, annual FCC regulatory fees and retransmission consent fees and copyright fees incurred for the carriage of broadcast signals. In addition, a cable system may treat as external (and thus pass through to its subscribers) the costs, plus a 20 cent per channel mark-up, for channels newly added to a CPST. Through 1997, each cable system was subject to an aggregate cap on the amount it may increase CPST rates due to channel additions. The FCC has also adopted "tier flexibility" rules that allow cable operators to reduce BST rates and take a corresponding revenue neutral, increase in CPST rates.

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

Concentration of Ownership

The 1992 Cable Act directed the FCC to establish reasonable limits on the number of cable subscribers a single company may reach through cable systems it owns (horizontal concentration) and the number of system channels that a cable operator could use to carry programming services in which it holds an ownership interest (vertical concentration). The horizontal ownership restrictions of the 1992 Cable Act were struck down by a federal district court as an unconstitutional restriction on speech. Pending final judicial resolution of this issue, the FCC voluntarily stayed the effective date of its horizontal ownership limitations, which would place a 30 percent nationwide limit on subscribers served by any one entity. Thereafter, a Motion to lift the Stay and Petitions for Reconsideration were filed. A challenge was also brought against the rules in federal court.
In August 1996, the United States Court of Appeals for the District of Columbia Circuit decided to hold court proceedings in abeyance pending the Commission's reconsideration of the rules. The FCC recently has expressed an interest in revisiting this proceeding and possibly reinstating the 30 percent cap. The FCC's vertical ownership restriction consists of a "channel occupancy" standard which places a 40 percent limit on the number of channels (up to 75 channels) that may be occupied by services from programmers in which the cable operator has an attributable ownership interest. Further, the 1992 Cable Act and FCC rules restrict the ability of programmers to enter into exclusive contracts with cable operators.

Broadcast/Cable Cross-Ownership

The 1996 Act eliminated the statutory ban on broadcast station/cable cross-ownership. This cleared the way for the Commission to reconsider its rules which prohibit the common ownership of a broadcast television station and a cable system in the same local community. The Commission is now reviewing these rules.

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

This new regulatory flexibility has engendered aggressive local, regional, and/or national acquisition campaigns. Removal of previous station ownership limitations on leading major station groups has increased the competition for and the prices of attractive stations. In 1992, the FCC placed limitations on LMAs through which the licensee of one radio station provides the programming for another licensee's station in the same market. Stations operating in the same service (e.g., where both stations are AM) and in the same market are prohibited from simulcasting more than 25% of their programming. Moreover, in determining the number of stations that a single entity may control in a local market, an entity programming a station pursuant to an LMA is required, under certain circumstances, to count that station toward its maximum even though it does not own the station.

The 1996 Act does not alter the FCC's newspaper/broadcast cross-ownership restrictions. However, the FCC is considering whether to change the policy pursuant to which it considers waivers of the radio/newspaper cross-ownership rule.

In January 1995, the FCC adopted rules to allocate spectrum for satellite digital audio radio service ("DARS"). Satellite DARS systems potentially could provide for regional or nationwide distribution of radio programming with fidelity comparable to compact disks. An auction for DARS spectrum was held on April 1, 1997 and the Commission has issued two authorizations to launch and operate satellite DARS services. The FCC also has undertaken an inquiry into the terrestrial broadcast of DARS signals, addressing, among other things, the need for spectrum outside the existing FM band and the role of existing broadcasters in providing such a service. Further, in 1995, the laboratory testing of a number of competing in-band on-channel terrestrial DARS technologies was completed, with many of the systems progressing to the next stage of field testing. Registrant cannot predict the outcome of these proceedings or the ultimate impact of DARS on its stations.

The foregoing does not purport to be a complete summary of the provisions of the Communications Act, the 1992 Cable Act, or the 1996 Act or of the regulations and policies of the FCC thereunder. Moreover, proposals for additional or revised statutory or regulatory requirements are considered by Congress and the FCC from time to time. It is not possible to predict what legislative, regulatory or judicial changes, if any, may occur or their impact on the Registrant's business or operations.

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

Results of Operations.

For the thirteen week periods ended March 27, 1998 and March 28, 1997:

Net Income.

Registrant's net income for the thirteen week period ended March 27, 1998 was approximately $2.9 million, as compared to net income of approximately $2.3 million for the 1997 period. The increase in net income for the 1998 period resulted from the factors as described below.

Operating Revenues.

During the thirteen week periods ended March 27, 1998 and March 28, 1997, Registrant had total operating revenues of approximately $12.8 million and $12.1 million, respectively. The approximate $735,000 increase in operating revenues was primarily due to an increase of approximately $867,000 in operating revenues at C-ML Cable as well as a combined increase of approximately $396,000 at the Wincom-WEBE-WICC Group offset by a decrease of approximately $481,000 in operating revenues at C-ML Radio. The increase in operating revenues at C-ML Cable reflects an increase in basic subscriber rates as well as an increase in the number of basic subscribers from 117,431 at the end of the first quarter of 1997 to 125,384 at the end of the first quarter of 1998. The combined increase in operating revenues at the Wincom-WEBE-WICC Group is due to stronger market conditions at all three stations, including higher advertising rates arising from increased ratings. The decrease in operating revenues at C-ML Radio is due to the recognition of a monthly fee, instead of actual operating revenues and expenses, in accordance with the LMA entered into during the fourth quarter of 1997. The remaining increases or decreases in operating revenues were immaterial, either individually or in the aggregate.




Interest Income.

Registrant earned interest income of approximately $642,000 and $784,000 during the first quarters of 1998 and 1997, respectively. The decrease is due primarily to interest earned on the lower cash balances that existed during the first quarter of 1998.

Property Operating Expense.

During the first quarters of 1998 and 1997, Registrant incurred property operating expenses of approximately $4.3 million and $4.6 million, respectively. Registrant's total property operating expenses decreased by approximately $241,000 from year to year primarily due to a decrease of approximately $454,000 resulting from the potential buyer at C-ML Radio incurring a monthly fee, which is recorded as operating revenue instead of property operating revenues and expenses in accordance with the LMA entered into during the fourth quarter of 1997, primarily offset by an increase of approximately $146,000 at C-ML Cable due to expenses directly related to the increase in operating revenues. The remaining increases or decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

General and Administrative Expense.

During the first quarters of 1998 and 1997, Registrant incurred general and administrative expenses of approximately $2.9 million and $2.2 million, respectively. Registrant's total general and administrative expenses increased by approximately $743,000 from year to year primarily due to an increase in the provision for income taxes for the 1998 period at C-ML Cable. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Depreciation and Amortization Expense.

Registrant's depreciation and amortization expense totaled approximately $1.8 million and $2.2 million during the first quarters of 1998 and 1997, respectively. Registrant's total depreciation and amortization expense decreased by approximately $394,000 from year to year primarily due to a decrease of approximately $338,000 at C-ML Cable. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in the aggregate.

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

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, and compensatory and punitive damages. On December 12, 1997, defendants served a motion to dismiss the complaint and each claim for relief therein. The parties' briefing of the motion has not yet been completed. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPMM, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the thirteen week period ended March 27, 1998, Registrant accrued approximately $60,000 for legal costs relating to such indemnification. Such costs amount of approximately $340,000 as of March 27, 1998.

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

                           ML MEDIA PARTNERS, L.P.
                           By: Media Management Partners
                               General Partner

                           By: ML Media Management Inc.


Dated: May 11, 1998        /s/ Kevin K. Albert
                               Kevin K. Albert
                               Director and President


Dated: May 11, 1998        /s/ Robert F. Aufenanger
                               Robert F. Aufenanger
                               Director and Executive Vice
                               President


Dated: May 11, 1998        /s/ Diane T. Herte
                               Diane T. Herte
                               Treasurer
                               (principal accounting officer
                                and principal financial
                                officer of the Registrant)




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ML MEDIA PARTNERS, L.P.
                              By: Media Management Partners
                                  General Partner

                              By: RP Media Management

                              By: IMP Media Management, Inc.

Dated: May 11, 1998            /s/I. Martin Pompadur
                                  I. Martin Pompadur
                                  President, Secretary and
                                  Director
                                  (principal executive officer of
                                   the Registrant)

Dated: May 11, 1998            /s/Elizabeth McNey Yates
                                  Elizabeth McNey Yates
                                  Executive Vice President