Form 10-Q
period 1998-06-26
ML MEDIA PARTNERS LP
filed 1998-08-11
CIK 785959

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended
                          June 26, 1998

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


             Item 1.   Financial Statements.

                    TABLE OF CONTENTS


Consolidated Balance Sheets as of June 26, 1998
(Unaudited) and December 26, 1997 (Unaudited)

Consolidated Income Statements for the Thirteen and Twenty-
Six Week Periods Ended June 26, 1998 (Unaudited) and June
27, 1997 (Unaudited)

Consolidated Statements of Cash Flows for the Twenty-Six
Week Periods Ended June 26, 1998 (Unaudited) and June 27,
1997 (Unaudited)

Notes to Consolidated Financial Statements for the Twenty-
Six Week Period Ended June 26, 1998 (Unaudited)

                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
 AS OF JUNE 26, 1998 (UNAUDITED) AND DECEMBER 26, 1997 (UNAUDITED)

                                         June 26,     December 26,
                                            1998            1997
ASSETS:
Cash and cash equivalents               $106,301,913     $ 92,872,891
Investments held by escrow
 agents                                      593,125                -
Accounts receivable (net of
allowance for doubtful
accounts of $453,140 and
$328,702, respectively)                    6,243,614        5,550,419
Prepaid expenses and deferred
charges (net of
accumulated amortization of
$3,683,735 and $3,640,331,
respectively)                                527,991        1,355,810
Property, plant and equipment
(net of accumulated
depreciation of $16,832,649
and $14,952,837,
respectively)                             24,414,813       23,564,815
Intangible assets (net of
accumulated amortization of
$59,059,724 and $57,351,125,
respectively)                             26,783,892       28,492,491
Assets held for sale                               -        2,906,500
Other assets                                 436,496        1,903,252
TOTAL ASSETS                            $165,301,844     $156,646,178



(Continued on the following page.)

                      ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED BALANCE SHEETS
 AS OF JUNE 26, 1998 (UNAUDITED) AND DECEMBER 26, 1997 (UNAUDITED)
                            (continued)

                                      June 26,       December 26,
                                          1998             1997
LIABILITIES AND PARTNERS'
CAPITAL:
Liabilities:
Borrowings                            $ 52,993,137      $  54,244,038
Accounts payable and
accrued liabilities                     23,461,496         22,252,266
Subscriber advance payments              1,534,774          1,512,748
Total Liabilities                       77,989,407         78,009,052

Commitments and Contingencies
(Notes 2 and 3)

Partners' Capital:
General Partner:
Capital contributions, net of
offering expenses                       1,708,299          1,708,299
Cumulative cash distributions          (1,357,734)        (1,357,734)
Cumulative income                         585,477            498,724
                                          936,042            849,289
Limited Partners:
Capital contributions, net of
offering expenses (187,994
Units of Limited    Partnership
Interest)                             169,121,150        169,121,150
Tax allowance cash distribution
                                       (6,291,459)        (6,291,459)
Cumulative cash distributions        (134,415,710)      (134,415,710)
Cumulative income                      57,962,414         49,373,856
                                       86,376,395         77,787,837
Total Partners' Capital                87,312,437         78,637,126
TOTAL LIABILITIES AND
PARTNERS' CAPITAL                    $165,301,844      $ 156,646,178


See Notes to Consolidated Financial Statements (Unaudited).

                        ML MEDIA PARTNERS, L.P.
                    CONSOLIDATED INCOME STATEMENTS
   FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED JUNE 26, 1998
               (UNAUDITED) AND JUNE 27, 1997 (UNAUDITED)

                     Thirteen Weeks              Twenty-Six Weeks
               June 26, 1998 June 27, 1997  June 26, 1998 June 27, 1997
REVENUES:
Operating
revenues       $ 14,311,981   $ 13,705,775   $ 27,141,070  $ 25,800,264

Interest            872,210        874,625      1,513,986     1,658,359
Gain on sale
of C-ML Radio     2,842,178              -      2,842,178             -

Total revenues   18,026,369     14,580,400     31,497,234    27,458,623

COSTS AND
EXPENSES:
Property
operating         4,916,557      4,922,350      9,265,589     9,512,213
General and
adminis-
trative           3,795,161      2,363,029      6,668,092     4,555,357
Depreciation
and amorti-
zation            1,941,843      1,391,832      3,719,308     3,563,072
Interest
expense           1,252,419      1,172,020      2,563,099     2,489,265
Management
fees                302,917        302,917        605,835       605,835
Total costs
and expenses     12,208,897     10,152,148     22,821,923    20,725,742
NET INCOME     $  5,817,472   $  4,428,252   $  8,675,311  $  6,732,881


PER UNIT OF LIMITED
PARTNERSHIP INTEREST:
NET INCOME     $      30.64   $      23.32   $      45.69  $      35.46


Number of
Units               187,994        187,994        187,994       187,994

See Notes to Consolidated Financial Statements (Unaudited).

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
 FOR THE TWENTY-SIX WEEK PERIODS ENDED JUNE 26, 1998 (UNAUDITED) AND
                      JUNE 27, 1997(UNAUDITED)

                                          June 26,       June 27,
                                              1998           1997
Cash flows from operating activities:
Net income                              $  8,675,311    $  6,732,881

Adjustments to reconcile net
 income to net cash provided
 by operating activities:
Depreciation and amortization              3,719,308       3,563,072
Gain on sale of C-ML Radio               (2,842,178)               -
Bad debt expense/(recovery), net             151,361       (128,612)
Changes in operating assets and
 liabilities:
 Decrease/(Increase):
   Accounts receivable                      (292,127)        (86,871)
   Investments held by escrow agents        (593,125)      6,244,252
   Prepaid expenses and deferred             790,133         240,092
charges
   Other assets                            1,466,756      (3,059,925)
 (Decrease)/Increase:
   Accounts payable and accrued
     liabilities                           1,007,097       3,933,234
   Subscriber advance payments                22,026         (4,546)


Net cash provided by operating
 activities                               12,104,562      17,433,577



(Continued on the following page.)

                       ML MEDIA PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE TWENTY-SIX WEEK PERIODS ENDED JUNE 26, 1998 (UNAUDITED)
                    AND JUNE 27, 1997 (UNAUDITED)
                             (continued)

                                          June 26,      June 27,
                                              1998          1997
Cash flows from investing activities:
Payment of costs incurred related to
  sale of the California Cable Systems  $    (273,686) $ (2,075,621)
Purchase of property, plant and
  equipment                                (2,729,810)   (3,312,380)
Proceeds from sale of C-ML Radio
                                            5,768,750         -

Net cash provided by/(used in)
  investing activities                      2,765,254    (5,388,001)
Cash flows from financing activities:
Principal payments on borrowings           (1,250,901)   (1,999,390)
General Partner cash distribution            (189,893)         -

Net cash used in financing activities      (1,440,794)   (1,999,390)

Net increase in cash and cash
  equivalents                              13,429,022    10,046,186
Cash and cash equivalents at
  beginning of year                        92,872,891    91,591,280

Cash and cash equivalents at end of
  period                                $ 106,301,913 $ 101,637,466

Cash paid for interest                  $   2,562,474  $  2,849,052



See Notes to Consolidated Financial Statements (Unaudited).

                     ML MEDIA PARTNERS, L.P.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE TWENTY-SIX WEEK PERIOD ENDED JUNE 26, 1998 (UNAUDITED)

1. Basis of Presentation

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of the General Partner, necessary for a fair presentation of the financial position of the Partnership as of June 26, 1998 and the results of operations and cash flows of the Partnership for the interim periods presented. The results of operations for the twenty-six week period ended June 26, 1998 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in the financial statements provided herein and prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission ("SEC"). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Partnership's 1997 Annual Report on Form 10-K filed with the SEC on March 26, 1998.

Certain reclassifications were made to the 1997 and prior 1998 period financial statements to conform with the current periods' presentation.

2. Wincom-WEBE-WICC, Puerto Rico Radio and California Cable
   Systems

The information set forth in the Liquidity and Capital Resources section of Part I, Item 2; Management's Discussion and Analysis of Financial Condition and Results of Operations under the headings Wincom-WEBE-WICC, Puerto Rico Radio and California Cable Systems is hereby incorporated by reference and made a part hereof.

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

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, and compensatory and punitive damages. Defendants have moved to dismiss the complaint and each claim for relief therein; the court has not yet ruled on the motion. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPMM, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, Partnership has received notices of requests for indemnification from the following defendants named therein: the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the thirteen and twenty-six week periods ended June 26, 1998, the Partnership incurred approximately $132,000 and $192,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $472,000 through June 26, 1998.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

Liquidity and Capital Resources.

As of June 26, 1998, Registrant had $106,301,913 in cash and cash equivalents. Of this amount, approximately $49.5 million is restricted for use at the operating level of the Venture (as defined below) to fund capital expenditure programs and satisfy future non-recourse debt service requirements (including annual principal payments of $20 million, $10 million of which is Registrant's share, commencing November 30, 1998) and approximately $23.0 million is held in cash to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems prior to and resulting from their sale. In addition, approximately $21.7 million is being held for use at the operating level of Registrant's other remaining media properties, and all remaining cash and cash equivalents are available to Registrant for uses as provided in the Partnership Agreement. As of June 26, 1998, the amount payable for accrued management fees and expenses owed to the General Partner amounted to approximately $3.4 million.

Registrant's ongoing cash needs will be to fund debt service, capital and operating expenditures and required working capital as well as providing for costs and expenses related to the purported class action lawsuit (see below). During the twenty-six week period ended June 26, 1998, interest paid was $2,562,474 and principal repayments of $1,250,901 were made. During the remainder of 1998, Registrant is required by its various debt agreements to make scheduled principal repayments of $12,993,137 under all of its debt agreements.

As of June 26, 1998, Registrant's operating investments in media properties consisted of a 50% interest in a joint venture (the "Venture"), which owns 100% of the stock of Century-ML Cable Corporation ("C-ML Cable"), which owns and operates two cable television systems in Puerto Rico; an FM (WEBE-FM) and AM (WICC-
AM) radio station combination in Bridgeport, Connecticut; an FM (KEZY-FM) and AM (KORG-AM) radio station combination in Anaheim, California, and Wincom Broadcasting Corporation ("Wincom"), a corporation that owns an FM radio station (WQAL-FM) in Cleveland, Ohio. In June 1998, the Venture consummated the sale of an FM (WFID-FM) and AM (WUNO-AM) radio station combination and a background music service in San Juan, Puerto Rico ("C-ML Radio") (see below).

Although no assurance can be made concerning the precise timing of the ultimate disposition of Registrant's remaining properties, Registrant currently anticipates entering into agreements to sell its remaining investments in media properties in 1998.
Registrant also anticipates that the resolution of contingencies and required escrows related to property sales will likely occur over a two year period.

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

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, and compensatory and punitive damages. Defendants have moved to dismiss the complaint and each claim for relief therein; the court has not yet ruled on the motion. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPMM, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the thirteen and twenty-six week periods ended June 26, 1998, the Partnership incurred approximately $132,000 and $192,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $472,000 through June 26, 1998.

Puerto Rico Radio

On June 3, 1998, the Venture consummated the sale of C-ML Radio pursuant to a sales agreement entered into in October 1997 between the Venture and Madifide, Inc. The base sales price for C-ML Radio was approximately $11.5 million, subject to closing adjustments. Pursuant to a local marketing agreement ("LMA") entered into, effective as of October 1, 1997, the buyer was allowed to program the station through the consummation date of the sale. Registrant collected a monthly LMA fee from the buyer which was equal to the operating income for that month, provided however, that it not be less than $50,000 nor more than $105,000. The monthly fee was recognized as revenue during the LMA period and Registrant did not recognize any operating revenues nor incur any net operating expenses of C-ML Radio during the LMA period. At the closing, the Venture and Madifide, Inc. entered into an escrow agreement pursuant to which the Venture deposited approximately $593,000 into an escrow account for which indemnification claims may be made by Madifide, Inc. for a period of one year. This escrow is being classified on the accompanying Consolidated Balance Sheet as Investments held by escrow agents as of June 26, 1998.

Pursuant to the terms of the outstanding senior indebtedness that jointly finances C-ML Radio and C-ML Cable, the net proceeds from the resulting sale of C-ML Radio must be retained by the Venture and cannot be distributed to Registrant or its partners.


Wincom-WEBE-WICC

On December 31, 1997, the Wincom-WEBE-WICC Loan matured and became due and payable in accordance with its terms. As of that date, $4,244,038 of such amount remained due and payable to the Wincom Bank. During the twenty-six week period ended June 26, 1998, $1,250,901 of principal was paid resulting in an outstanding balance of $2,993,137 as of June 26, 1998. As a result of such default, the Wincom Bank has the right to take actions to enforce its right under the Wincom-WEBE-WICC Loan including the right to foreclose on the properties of the Wincom-WEBE-WICC group. The Wincom-WEBE-WICC Loan is non-recourse to the other assets of Registrant. Registrant and the Wincom Bank are negotiating the terms of a waiver of the default and an amendment to the Wincom-WEBE-WICC Loan that would, among other things, extend the maturity date of the loan to June 30, 1999. Registrant expects to either enter into such amendment or to repay the full amount of principal and interest due under the loan during 1998.

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

In addition, upon closing of the sale of the California Cable Systems, Registrant set aside approximately $40.7 million in a cash reserve to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems' operations prior to and resulting from their sale, as well as a potential purchase price adjustment. In accordance with the terms of the Partnership Agreement, any amounts which may be available for distribution from any unused cash reserves, after accounting for certain other expenses of Registrant including certain expenses incurred after May 31, 1996, will be distributed to partners of record as of the date such unused reserves are released, when Registrant determines such reserves are no longer necessary, rather than to the partners of record on May 31, 1996, the date of the sale. As of June 26, 1998, Registrant had approximately $23.0 million remaining in cash reserves to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems prior to and resulting from their sale.

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

Cable Industry Regulation

The cable television industry is subject to significant regulation at both the federal and local level. Federal regulation of cable television systems is conducted primarily through the FCC, although the Copyright Office also regulates certain aspects of cable television system operation pursuant to the Copyright Act of 1976. The Copyright Act imposes copyright liability on all cable television systems for their primary and secondary transmissions of copyrighted programming. Among other things, FCC regulations currently contain detailed provisions concerning non-duplication of network programming, sports program blackouts, program origination, ownership of cable television systems and equal employment opportunities. There are also comprehensive registration and reporting requirements and various technical standards. Moreover, pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), the FCC has, among other things, established regulations concerning mandatory signal carriage and retransmission consent, consumer service standards, the rates for service, equipment, and installation that may be charged to subscribers, and the rates and conditions for commercial channel leasing. The FCC also issues permits, licenses or registrations for microwave facilities, mobile radios and receive-only satellite earth stations, all of which are commonly used in the operation of cable systems.

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

Under regulations promulgated by the FCC to implement the 1992 Cable Act, cable operators were required to set an "initial permitted" rate for regulated service using either (i) a "benchmark" approach which, essentially involved a reduction in rates of approximately 17% from those existing on September 30, 1992; or (ii) a "cost of service" approach, which, much like the method historically used to regulate the rates of local exchange carriers, allows cable system operators to recover through regulated rates their normal operating expenses, and a reasonable return on investment. Once set, cable systems were allowed to adjust their initial permitted rate on a going forward basis, either quarterly or annually under the FCC's "price cap" mechanism, which accounts for inflation, changes in "external costs," and changes in the number of regulated channels.
External costs include state and local taxes applicable to the provision of cable television service, franchise fees, the costs of complying with certain franchise requirements, annual FCC regulatory fees and retransmission consent fees and copyright fees incurred for the carriage of broadcast signals. In addition, a cable system was allowed to treat as external (and thus pass through to its subscribers) the costs, plus a 20 cent per channel mark-up, for certain channels added to a CPST. Through 1997, each cable system was subject to an aggregate cap on the amount it may increase CPST rates due to channel additions. The FCC has also adopted "tier flexibility" rules that allow cable operators to reduce BST rates and take a corresponding, revenue neutral, increase in CPST rates.

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

Concentration of Ownership

The 1992 Cable Act directed the FCC to establish reasonable limits on the number of cable subscribers a single company may reach through cable systems it owns (horizontal concentration) and the number of system channels that a cable operator could use to carry programming services in which it holds an ownership interest (vertical concentration). The horizontal ownership restrictions of the 1992 Cable Act were struck down by a federal district court as an unconstitutional restriction on speech. Pending final judicial resolution of this issue, the FCC voluntarily stayed the effective date of its horizontal ownership limitations, which would place a 30 percent nationwide limit on subscribers served by any one entity. Thereafter, a Motion to lift the Stay and Petitions for Reconsideration were filed. A challenge was also brought against the rules in federal court.
In August 1996, the United States Court of Appeals for the District of Columbia Circuit decided to hold court proceedings in abeyance pending the Commission's reconsideration of the rules. The FCC recently sought further comment on the issue. The FCC's vertical ownership restriction consists of a "channel occupancy" standard which places a 40 percent limit on the number of channels (up to 75 channels) that may be occupied by services from programmers in which the cable operator has an attributable ownership interest. Further, the 1992 Cable Act and FCC rules restrict the ability of programmers in which cable operators hold an attributable interest to enter into exclusive contracts with cable operators.

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

The 1996 Act did not alter the FCC's newspaper/broadcast cross-ownership restrictions. However, the FCC is considering whether to change the policy pursuant to which it considers waivers of the radio/newspaper cross-ownership rule and, as part of a biennial review of its regulations required by the 1996 Act, has sought comment on whether to revise or eliminate the rule.

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

Results of Operations.

For the thirteen week periods ended June 26, 1998 and June 27, 1997:

Net Income.

Registrant's net income for the thirteen week period ended June 26, 1998 was approximately $5.8 million, as compared to net income of approximately $4.4 million for the 1997 period. The increase in net income for the 1998 period resulted primarily from the approximate $2.8 million gain from the sale of C-ML Radio as well as the effect of the factors described below.

Operating Revenues.

During the thirteen week periods ended June 26, 1998 and June 27, 1997, Registrant had total operating revenues of approximately $14.3 million and $13.7 million, respectively. The approximate $606,000 increase in operating revenues was primarily due to an increase of approximately $957,000 in operating revenues at C-ML Cable as well as a combined increase of approximately $459,000 at the Wincom-WEBE-WICC Group, partially offset by a decrease of approximately $727,000 in operating revenues at C-ML Radio. The increase in operating revenues at C-ML Cable reflects an increase in basic subscriber rates, an increase in the number of basic subscribers from 118,728 at the end of the second quarter of 1997 to 126,848 at the end of the second quarter of 1998, as well as an increase in advertising sales. The combined increase in operating revenues at the Wincom-WEBE-WICC Group is due to an increase in advertising revenues resulting from the use of sales incentive programs. The decrease in operating revenues at C-ML Radio is due to the recognition of a monthly fee in the 1998 period, instead of actual operating revenues and expenses, in accordance with the LMA entered into during the fourth quarter of 1997. The remaining increases or decreases in operating revenues at Registrant's other properties were immaterial, either individually or in the aggregate.

Property Operating Expense.

During the second quarters of 1998 and 1997, Registrant incurred property operating expenses of approximately $4.9 million. Registrant's total property operating expenses remained flat from year to year primarily due to a decrease of approximately $407,000 at C-ML Radio which was due to the recognition of a monthly fee instead of actual operating revenues and expenses, in accordance with the LMA entered into during the fourth quarter of 1997. This decrease was partially offset by an increase of approximately $312,000 at C-ML Cable primarily due to expenses directly related to the increase in operating revenues, as well as increased maintenance costs. In addition, there was an increase of approximately $167,000 in operating expenses at the combined Wincom-WEBE-WICC Group as a result of increased selling expenses due to the implementation of sales incentive programs. The remaining increases or decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

General and Administrative Expense.

During the second quarters of 1998 and 1997, Registrant incurred general and administrative expenses of approximately $3.7 million and $2.4 million, respectively. Registrant's total general and administrative expenses increased by approximately $1.4 million from year to year primarily due to an increase of approximately $780,000 at C-ML Cable and approximately $865,000 at C-ML Radio, both primarily due to an increase in the provision for income taxes for the 1998 period. These increases were partially offset by a decrease of approximately $374,000 resulting from the receipt in 1998 of tax assessment refunds related to the California Cable Systems. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Depreciation and Amortization Expense.

Registrant's depreciation and amortization expense totaled approximately $1.9 million and $1.4 million during the second quarters of 1998 and 1997, respectively. Registrant's total depreciation and amortization expense increased by approximately $550,000 from year to year due to an increase of approximately $588,000 at C-ML Cable partially due to an increase in the asset base resulting from the plant expansion. This increase was offset by a combined decrease of approximately $47,000 at the Wincom-WEBE-WICC Group due to certain assets becoming fully amortized at the end of 1997. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in the aggregate.

For the twenty-six week periods ended June 26, 1998 and June 27, 1997:

Net Income.

Registrant's net income for the twenty-six week period ended June 26, 1998 was approximately $8.7 million, as compared to net income of approximately $6.7 for the 1997 period. The increase in net income for the 1998 period resulted primarily from the approximate $2.8 million gain from the sale of C-ML Radio as well as the effect of the factors described below.

Operating Revenues.

During the twenty-six week periods ended June 26, 1998 and June 27, 1997, Registrant had total operating revenues of approximately $27.1 million and $25.8 million, respectively. The approximate $1.3 million increase in operating revenues was primarily due to a increase of approximately $1.8 million in operating revenues at C-ML Cable as well as a combined increase of approximately $854,000 at the Wincom-WEBE-WICC Group, partially offset by a decrease of approximately $1.2 million in operating revenues at C-ML Radio. The increase in operating revenues at C-ML Cable reflects an increase in basic subscriber rates, an increase in the number of basic subscribers from 118,728 at the end of the second quarter of 1997 to 126,848 at the end of the second quarter of 1998, as well as an increase in advertising sales. The combined increase in operating revenues at the Wincom-WEBE-WICC Group is due to an increase in advertising revenues resulting from the use of sales incentive programs. The decrease in operating revenues at C-ML Radio is due to the recognition of a monthly fee in the 1998 period, instead of actual operating revenues and expenses, in accordance with the LMA entered into during the fourth quarter of 1997. The remaining increases or decreases in operating revenues at Registrant's other properties were immaterial, either individually or in the aggregate.

Interest Income.

Registrant earned interest income of approximately $1.5 million and $1.7 million during the first twenty-six weeks of 1998 and 1997, respectively. The decrease is due primarily to the lower cash balances that existed during the twenty-six weeks of 1998.

Property Operating Expense.

During the first twenty-six weeks of 1998 and 1997, Registrant incurred property operating expenses of approximately $9.3 million and $9.5 million, respectively. Registrant's total property operating expenses decreased by approximately $247,000 from year to year primarily due to a decrease of approximately $861,000 at C-ML Radio which was due to the recognition of a monthly fee instead of actual operating revenues and expenses, in accordance with the LMA entered into during the fourth quarter of 1997. This decrease was partially offset by an increase of approximately $458,000 at C-ML Cable primarily due to expenses directly related to the increase in operating revenues, as well as increased maintenance costs. In addition, there was an increase of approximately $101,000 in operating expenses at the combined Wincom-WEBE-WICC Group as a result of increased selling expenses due to the implementation of sales incentive programs. The remaining increases or decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

General and Administrative Expense.

During the first twenty-six weeks of 1998 and 1997, Registrant incurred general and administrative expenses of approximately $6.7 million and $4.6 million, respectively. Registrant's total general and administrative expenses increased by approximately $2.1 million from year to year primarily due to an increase of approximately $1.6 million at C-ML Cable and approximately $759,000 at C-ML Radio, both primarily due to an increase in the provision for income taxes for the 1998 period. These increases were partially offset by a decrease of approximately $380,000 resulting from the receipt in 1998 of tax assessment refunds related to the California Cable Systems. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Depreciation and Amortization Expense.

Registrant's depreciation and amortization expense totaled approximately $3.7 million and $3.6 million in the first twenty-six weeks of 1998 and 1997, respectively. Registrant's total depreciation and amortization expense increased by approximately $156,000 from year to year due to an increase of approximately $251,000 at C-ML Cable due to an increase in the asset base resulting from the plant expansion. This increase was offset by a combined decrease of approximately $88,000 at the Wincom-WEBE-WICC Group due to certain assets becoming fully amortized at the end of 1997. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in the aggregate.

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

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, and compensatory and punitive damages. Defendants have moved to dismiss the complaint and each claim for relief therein; the court has not yet ruled on the motion. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPMM, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the thirteen and twenty-six week periods ended June 26, 1998, Registrant incurred approximately $132,000 and $192,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $472,000 through June 26, 1998.

Registrant is not aware of any other material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds.

          None

Item 3.  Defaults Upon Senior Securities.

          None

Item 4.  Submission of Matters to a Vote of Security Holders.

          None

Item 5.  Other Information.

          None

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

                           ML MEDIA PARTNERS, L.P.
                           By: Media Management Partners
                               General Partner

                           By: ML Media Management Inc.


Dated: August 11, 1998     /s/ Kevin K. Albert
                               Kevin K. Albert
                               Director and President


Dated: August 11, 1998     /s/ Robert F. Aufenanger
                               Robert F. Aufenanger
                               Director and Executive Vice
                               President


Dated: August 11, 1998     /s/ Diane T. Herte
                               Diane T. Herte
                               Treasurer
                               (principal accounting officer
                                and principal financial
                                officer of the Registrant)




                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ML MEDIA PARTNERS, L.P.
                              By: Media Management Partners
                                  General Partner

                              By: RP Media Management


                              By: IMP Media Management, Inc.

Dated: August 11, 1998         /s/I. Martin Pompadur
                                  I. Martin Pompadur
                                  President, Secretary and
                                  Director
                                  (principal executive officer of
                                   the Registrant)

Dated: August 11, 1998         /s/Elizabeth McNey Yates
                                  Elizabeth McNey Yates
                                  Executive Vice President