Form 10-Q
period 1998-09-25
ML MEDIA PARTNERS LP
filed 1998-11-09
CIK 785959

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 25, 1998

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


Item 1.   Financial Statements.

                                TABLE OF CONTENTS


Consolidated Balance Sheets
   as of September 25, 1998 (Unaudited) and December 26, 1997 (Unaudited)

Consolidated Income Statements for the Thirteen and Thirty-Nine Week Periods
   Ended September 25, 1998 (Unaudited) and September 26, 1997 (Unaudited)

Consolidated Statements of Cash Flows for the Thirty-Nine Week Periods Ended
   September 25, 1998 (Unaudited) and September 26, 1997 (Unaudited)

Notes to Consolidated Financial Statements for the Thirty-Nine Week Period Ended
   September 25, 1998 (Unaudited)


                             ML MEDIA PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
     AS OF SEPTEMBER 25, 1998 (UNAUDITED) AND DECEMBER 26, 1997 (UNAUDITED)

                                                                         September 25,                December 26,
                                                                               1998                       1997
                                                                         ---------------              ----------------
ASSETS:
Cash and cash equivalents                                                $   109,650,993             $      92,872,891
Investments held by escrow agents                                                362,520                            --
Accounts receivable (net of allowance for doubtful
   accounts of $447,574 and $328,702, respectively)
                                                                               5,913,130                     5,550,419
Prepaid expenses and deferred charges (net of
   accumulated amortization of $3,453,607 and
   $3,640,331, respectively)
                                                                                 396,974                     1,355,810
Property, plant and equipment (net of accumulated
   depreciation of $15,076,824 and $14,952,837,
   respectively)

                                                                              25,039,445                    23,564,815
Intangible assets (net of accumulated amortization
   of $36,549,320 and $57,351,125, respectively)
                                                                              17,229,671                    28,492,491
Assets held for sale                                                           9,627,783                     2,906,500
Other assets                                                                     232,203                     1,903,252
                                                                           -------------               ---------------
TOTAL ASSETS                                                              $  168,452,719               $   156,646,178
                                                                          ==============               ===============

(Continued on the following page.)

                             ML MEDIA PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
     AS OF SEPTEMBER 25, 1998 (UNAUDITED) AND DECEMBER 26, 1997 (UNAUDITED)
                                   (continued)

                                                                                                  September 25,        December 26,
                                                                                                      1998               1997
                                                                                                  --------------     --------------

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:
Borrowings                                                                                         $  52,493,137      $  54,244,038
Accounts payable and accrued liabilities                                                              23,829,131         22,252,266
Subscriber advance payments                                                                            1,521,152          1,512,748
                                                                                                   -------------       ------------
Total Liabilities                                                                                     77,843,420         78,009,052
                                                                                                   -------------       ------------

Commitments and Contingencies (Notes 2 and 3)

Partners' Capital:
General Partner:
   Capital contributions, net of offering expenses
                                                                                                       1,708,299          1,708,299
   Cumulative cash distributions                                                                      (1,357,734)        (1,357,734)
   Cumulative income                                                                                     618,446            498,724
                                                                                                   -------------       ------------
                                                                                                         969,011            849,289
                                                                                                   -------------       ------------
Limited Partners:

   Capital contributions, net of offering expenses
     (187,994 Units of Limited Partnership Interest)
                                                                                                     169,121,150        169,121,150
   Tax allowance cash distribution
                                                                                                      (6,291,459)        (6,291,459)
   Cumulative cash distributions                                                                    (134,415,710)      (134,415,710)

   Cumulative income                                                                                  61,226,307         49,373,856
                                                                                                   -------------       ------------
                                                                                                      89,640,288         77,787,837
                                                                                                   -------------       ------------
Total Partners' Capital                                                                               90,609,299         78,637,126
                                                                                                   -------------       ------------
TOTAL LIABILITIES AND
   PARTNERS' CAPITAL                                                                               $ 168,452,719       $156,646,178
                                                                                                   =============       ============

See Notes to Consolidated Financial Statements (Unaudited).



                             ML MEDIA PARTNERS, L.P.
                         CONSOLIDATED INCOME STATEMENTS
     FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 25, 1998
                 (UNAUDITED) AND SEPTEMBER 26, 1997 (UNAUDITED)
                                            Thirteen Weeks          Thirty-Nine Weeks
                                 September 25,   September 26,  September 25,  September 26,
------------------------------   ------------    ------------   ------------   ------------
REVENUES:

Operating revenues
                                  $ 13,899,489   $ 13,736,202   $ 41,040,559   $ 39,536,466

Interest                              653,126         853,477      2,167,112      2,511,836

Gain on sale
   of C-ML Radio                      (76,571)           --        2,765,607           --

Gain on sale of WREX                       --       1,844,358           --        1,844,358

Gain on sale of KATC                       --       1,479,522           --        1,479,522
                                  ------------   ------------   ------------   ------------

Total revenues                     14,476,044      17,913,559     45,973,278     45,372,182

COSTS AND EXPENSES:
Property operating                  4,461,655       4,917,882     13,727,244     14,430,095
General and administrative          3,363,736       2,718,120     10,031,828      7,273,477
Depreciation and
   amortization                     1,801,491       1,771,150      5,520,799      5,334,222
 Interest expense                   1,249,382       1,277,438      3,812,481      3,766,703
Management fees                       302,918         302,918        908,753        908,753
                                  ------------   ------------   ------------   ------------
Total costs and expenses           11,179,182      10,987,508     34,001,105     31,713,250
                                  ------------   ------------   ------------   ------------
NET INCOME                       $  3,296,862    $  6,926,051   $ 11,972,173   $ 13,658,932
                                  ------------   ------------   ------------   ------------


PER UNIT OF LIMITED
   PARTNERSHIP INTEREST:

NET INCOME                              17.36    $      36.47   $      63.05   $      71.93

Number of Units                       187,994         187,994        187,994        187,994

See Notes to Consolidated Financial Statements (Unaudited).


                             ML MEDIA PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 25, 1998 (UNAUDITED)
                        AND SEPTEMBER 26, 1997(UNAUDITED)

                                                                                 September 25,             September 26,
                                                                                     1998                        1997
                                                                                -----------------         -----------------
Cash flows from operating activities:
Net income                                                                      $      11,972,173           $    13,658,932
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
Depreciation and amortization                                                           5,520,799                 5,334,222
Gain on sale of C-ML Radio                                                             (2,765,607)                -
Gain on sale of KATC                                                                   -                         (1,479,522)
Gain on sale of WREX                                                                   -                         (1,844,358)
Bad debt expense/(recovery), net                                                          160,291                   (58,034)
Changes in operating assets and
 liabilities:
 Decrease/(Increase):
   Accounts receivable
                                                                                          (42,681)                 (268,472)
   Investments held by escrow agents                                                     (362,520)                6,244,252
   Prepaid expenses and deferred charges                                                  820,637                   171,019
   Other assets                                                                         1,558,516                (3,149,477)
 (Decrease)/Increase:
   Accounts payable and accrued
     liabilities                                                                        1,386,175                 6,488,383
   Subscriber advance payments                                                              8,404                   (28,163)
                                                                                      -----------                ----------
Net cash provided by operating
 activities                                                                            18,256,187               25,068,782

  (Continued on the following page.)

                             ML MEDIA PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 25, 1998
                 (UNAUDITED) AND SEPTEMBER 26, 1997 (UNAUDITED)
                                   (continued)

                                                                              September 25,               September 26,
                                                                                   1998            -------------------------
                                                                                                               1997
Cash flows from investing activities:
Payment of costs incurred related to
  sale of the California Cable Systems                                    $             (289,594)    $            (2,249,512)
Purchase of property, plant and
  equipment                                                                           (5,016,447)                 (5,729,365)
Proceeds from sale of C-ML Radio                                                       5,768,750                           -
                                                                                    ------------               --------------


Net cash provided by/(used in)
  investing activities                                                                   462,709                    (7,978,877)



Cash flows from financing activities:
Principal payments on borrowings                                                      (1,750,901)                 (3,079,390)
General Partner cash distribution                                                       (189,893)                              -
                                                                                    ------------               --------------

Net cash used in financing activities                                                 (1,940,794)                (3,079,390)

Net increase in cash and cash
  equivalents                                                                         16,778,102                  14,010,515
Cash and cash equivalents at
  beginning of year                                                                    92,872,891                 91,591,280
                                                                                    ------------               --------------
Cash and cash equivalents at end of
  period                                                                          $   109,650,993            $   105,601,795
                                                                                    ------------               --------------


Cash paid for interest                                                             $    2,640,876            $     3,061,086
                                                                                    ------------               --------------


Supplemental Disclosure:

During the third quarter of 1997 the Partnership declared a distribution of $18,989,293, of which $18,779,400 was paid to the limited partners in the fourth quarter of 1997.

See Notes to Consolidated Financial Statements (Unaudited).

                             ML MEDIA PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 25, 1998 (UNAUDITED)

1. Basis of Presentation

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of the General Partner, necessary for a fair presentation of the financial position of the Partnership as of September 25, 1998 and the results of operations and cash flows of the Partnership for the interim periods presented. The results of operations for the thirty-nine week period ended September 25, 1998 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in the financial statements provided herein and prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the
Securities and Exchange Commission ("SEC"). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Partnership's 1997 Annual Report on Form 10-K filed with the SEC on March 26, 1998.

     Certain reclassifications were made to the 1997 and prior 1998 period financial statements to conform with the current periods' presentation.

2. KEZY and KORG, Puerto Rico Radio, Wincom-WEBE-WICC, California Cable Systems and KATC and WREX

The information set forth in the Liquidity and Capital Resources section of Part I, Item 2; Management's Discussion and Analysis of Financial Condition and Results of Operations under the headings KEZY and KORG, Puerto Rico Radio, Wincom-WEBE-WICC, California Cable Systems and KATC and WREX is hereby incorporated by reference and made a part hereof.

3. Contingencies

On August 29, 1997, a purported class action was commenced in New York Supreme Court, New York County, on behalf of the limited partners of the Partnership, against the Partnership, the Partnership's general partner, Media Management Partners (the "General Partner"), the General Partner's two partners, RP Media Management ("RPMM") and ML Media Management Inc. ("MLMM"), Merrill Lynch & Co., Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"). The action concerns the Partnership's payment of certain management fees and expenses to the General Partner and the payment of certain purported fees to an affiliate of RPMM.

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

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPMM, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, the Partnership has received notices of requests for indemnification from the following defendants named therein: the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the thirteen and thirty-nine week periods ended September 25, 1998, the Partnership incurred approximately $2,000 and $194,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $474,000 through September 25, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources.

As of September 25, 1998, Registrant had $109,650,993 in cash and cash equivalents. Of this amount, approximately $53.1 million is restricted for use at the operating level of the Venture (as defined below) to fund capital expenditure programs and satisfy future non-recourse debt service requirements (including annual principal payments of $20 million, $10 million of which is Registrant's share, commencing November 30, 1998) and approximately $23.0 million is held in cash to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems prior to and resulting from their sale. In addition, approximately $24.2 million is being held for use at the operating level of Registrant's other remaining media properties, and all remaining cash and cash equivalents are available to Registrant for uses as provided in the Partnership Agreement. As of September 25, 1998, the amount payable for accrued management fees and expenses owed to the General Partner amounted to approximately $1.0 million.

Registrant's ongoing cash needs will be to fund debt service, capital and operating expenditures and required working capital as well as to provide for costs and expenses related to the purported class action lawsuit (see below). During the thirty-nine week period ended September 25, 1998, interest paid was $2,640,876 and principal repayments of $1,750,901 were made. During the remainder of 1998, Registrant is required by its various debt agreements to make scheduled principal repayments of $12,493,137 under all of its debt agreements.

As of September 25, 1998, Registrant's operating investments in media properties consisted of a 50% interest in a joint venture (the "Venture"), which owns 100% of the stock of Century-ML Cable Corporation ("C-ML Cable"), which owns and operates two cable television systems in Puerto Rico; an FM (WEBE-FM) and AM (WICC-AM) radio station combination in Bridgeport, Connecticut; an FM (KEZY-FM) and AM (KORG-AM) radio station combination in Anaheim, California; and Wincom Broadcasting Corporation ("Wincom"), a corporation that owns an FM radio station (WQAL-FM) in Cleveland, Ohio. In June 1998, the Venture consummated the sale of an FM (WFID-FM) and AM (WUNO-AM) radio station combination and a background music service in San Juan, Puerto Rico ("C-ML Radio") (see below). During August 1998, Registrant entered into an agreement to sell the stock of Wincom (see below). During September 1998, Registrant entered into an agreement to sell substantially all of the assets used in the operations of Registrant's radio stations KEZY-FM and KORG-AM (see below).

In September 1998, much of Puerto Rico was devastated by Hurricane Georges. Although it is too early to fully assess the damage suffered at C-ML Cable, Registrant does not believe that there has been a material adverse effect on Registrant's financial position, results on operations, or cash flows.

Registrant continues its efforts to enter into agreements to sell its remaining investments in media properties; however, due to changing market conditions, it may not be prudent to enter into such agreements at the present time. Registrant will continue to monitor industry markets and proceed with its efforts to secure a timely sale of its remaining investments in a manner consistent with the overall goal of maximizing the properties' value to Registrant.

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

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPMM, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the thirteen and thirty-nine week periods ended September 25, 1998, the Partnership incurred approximately $2,000 and $194,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $474,000 through September 25, 1998.

KEZY and KORG

On September 14, 1998, Registrant entered into an Asset Purchase Agreement (the "Agreement") with Citicasters Co., a subsidiary of Jacor Communications, Inc. ("Citicasters"), pursuant to which Registrant agreed to sell substantially all of the assets (other than cash and accounts receivable) used in the operations at its KEZY-FM and KORG-AM radio stations, in Anaheim, California. The sales price of $30,100,000 is subject to certain closing adjustments including a working capital adjustment, as provided for in the Agreement. The closing is subject to various conditions, including FCC approval. Under the terms of the Agreement, an escrow account will be established at closing with respect to which Citicasters may make indemnification claims for a period of one year after the closing.

Puerto Rico Radio

On June 3, 1998, the Venture consummated the sale of C-ML Radio pursuant to a sales agreement entered into in October 1997 between the Venture and Madifide, Inc. The base sales price for C-ML Radio was approximately $11.5 million, $5.8 million of which is Registrant's share, subject to closing adjustments. Pursuant to a local marketing agreement ("LMA") entered into, effective as of October 1, 1997, the buyer was allowed to program the station through the consummation date of the sale. Registrant collected a monthly LMA fee from the buyer which was equal to the operating income for that month, provided however, that it not be less than $50,000 nor more than $105,000. The monthly fee was recognized as revenue during the LMA period and Registrant did not recognize any operating revenues nor incur any net operating expenses of C-ML Radio during the LMA period. At the closing, the Venture and Madifide, Inc. entered into an escrow agreement pursuant to which the Venture deposited, in aggregate, approximately $725,040, $362,520 of which is Registrant's share, into an escrow account with respect to which indemnification, benefit, and chattel mortgage claims may be made by Madifide, Inc. for a period of one year. This escrow is being classified on the accompanying Consolidated Balance Sheet as Investments held by escrow agents as of September 25, 1998.

Pursuant to the terms of the outstanding senior indebtedness that jointly finances C-ML Radio and C-ML Cable, the net proceeds, and escrow amounts when released, if any, from the resulting sale of C-ML Radio must be retained by the Venture and cannot be distributed to Registrant or its partners.

Wincom-WEBE-WICC

On August 11, 1998, Registrant entered into a stock purchase agreement (the "Wincom Agreement") with Chancellor Media Corporation of Los Angeles ("Chancellor") pursuant to which Registrant agreed to sell the stock of Wincom. Wincom owns all of the outstanding stock of Win Communications, Inc. ("WIN"), which owns and operates radio station WQAL-FM in Cleveland, Ohio. The closing is subject to various conditions, including FCC approval. Under the terms of the Wincom Agreement, the closing will not occur earlier than January 4, 1999 and, at closing, an escrow account will be established with respect to which indemnification claims may be made by Chancellor for a period of two years after the closing.

In connection with the Wincom Agreement, WIN and Chancellor entered into a Time Brokerage Agreement, pursuant to which WIN will make substantially all of the time on the station available to Chancellor in exchange for a monthly payment by Chancellor to WIN. The Time Brokerage Agreement became effective on October 1, 1998.

On December 31, 1997, the Wincom-WEBE-WICC Loan (the "Loan") matured and became due and payable in accordance with its terms. As of that date, $4,244,038 of such amount remained due and payable to the Wincom Bank. During the thirty-nine week period ended September 25, 1998, $1,750,901 of principal was paid resulting in an outstanding balance of $2,493,137 as of September 25, 1998. As a result of such default, the Wincom Bank has the right to take actions to enforce its right under the Loan including the right to foreclose on the properties of the Wincom-WEBE-WICC group. The Loan is non-recourse to the other assets of Registrant. Registrant and the Wincom Bank are negotiating the terms of a waiver of the default and an amendment to the Loan that would, among other things, extend the maturity date of the loan.

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

In addition, upon closing of the sale of the California Cable Systems, Registrant set aside approximately $40.7 million in a cash reserve to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems' operations prior to and resulting from their sale, as well as a potential purchase price adjustment. In accordance with the terms of the Partnership Agreement, any amounts which may be available for distribution from any unused cash reserves, after accounting for certain other expenses of Registrant including certain expenses incurred after May 31, 1996, will be distributed to partners of record as of the date such unused reserves are released, when Registrant determines such reserves are no longer necessary, rather than to the partners of record on May 31, 1996, the date of the sale. As of September 25, 1998, Registrant had approximately $23.0 million remaining in cash reserves to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems prior to and resulting from their sale.

KATC and WREX

During the thirteen week period ended September 26, 1997, Registrant recognized a gain on sale of KATC-TV and WREX-TV of $1,479,522 and $1,844,358 respectively, resulting from the reversal of previous accruals.

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

Cable Industry Regulation

The cable television industry is subject to significant regulation at both the federal and local level. Federal regulation of cable television systems is conducted primarily through the FCC, although the Copyright Office also regulates certain aspects of cable television system operation pursuant to the Copyright Act of 1976. The Copyright Act of 1976 imposes copyright liability on all cable television systems for their primary and secondary transmissions of copyrighted programming. Among other things, FCC regulations currently contain detailed provisions concerning non-duplication of network programming, sports program blackouts, program origination, ownership of cable television systems and equal employment opportunities. There are also comprehensive registration and reporting requirements and various technical standards. Moreover, pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), the FCC has, among other things, established regulations concerning mandatory signal carriage and retransmission consent, consumer service standards, the rates for service, equipment, and installation that may be charged to subscribers, and the rates and conditions for commercial channel leasing. The FCC also issues permits, licenses or registrations for microwave facilities, mobile radios and receive-only satellite earth stations, all of which are commonly used in the operation of cable systems.

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

Must-Carry

On March 31, 1997, the United States Supreme Court, in a 5-4 decision, upheld the constitutionality of the must-carry provisions of the 1992 Cable Act. As a result, the regulations promulgated by the FCC to implement the must-carry provisions will remain in effect. Under those rules, cable operators generally are required to devote up to one-third of their activated channel capacity to the carriage of local commercial television stations. The FCC currently is considering whether cable operators are, or should be, obligated to carry the digital signals of broadcast stations. Registrant cannot predict the effect of the requirement that cable operators carry digital broadcast signals in addition to existing analog signals, nor the outcome of this proceeding on its operations.

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

Results of Operations.

For the thirteen week periods ended September 25, 1998 and September 26, 1997:

Net Income.

Registrant's net income for the thirteen week period ended September 25, 1998 was approximately $3.3 million, as compared to net income of approximately $6.9 million for the 1997 period. The decrease in net income for the 1998 period resulted primarily from the approximate $3.3 million gain on the sales of WREX and KATC which were reported in the 1997 period as well as the effect of the factors described below.

Operating Revenues.

During the thirteen week periods ended September 25, 1998 and September 26, 1997, Registrant had total operating revenues of approximately $13.9 million and $13.7 million, respectively. The approximate $163,000 increase in operating revenues was primarily due to an increase of approximately $680,000 in operating revenues at C-ML Cable, partially offset by a decrease of approximately $543,000 in operating revenues at C-ML Radio. The increase in operating revenues at C-ML Cable reflects an increase in the number of basic subscribers from 121,193 at the end of the third quarter of 1997, to 128,752 at the end of the third quarter of 1998, an increase in premium revenues due to an increase in premium subscriptions, as well as an increase in advertising sales. The decrease in operating revenues at C-ML Radio is due to the sale of C-ML Radio on June 3, 1998. The remaining increases or decreases in operating revenues at Registrant's other properties were immaterial, either individually or in the aggregate.

Interest Income.

During the third quarters of 1998 and 1997, Registrant earned interest income of approximately $653,000 and $853,000, respectively. The decrease is due primarily to the lower cash reserve balances that existed during the third quarter of 1998 due to the fourth quarter 1997 cash distribution.

Property Operating Expense.

During the third quarters of 1998 and 1997, Registrant incurred property operating expenses from year to year of approximately $4.5 million and $4.9 million, respectively. The approximate $456,000 decrease in property operating expenses was primarily due to a decrease of approximately $380,000 resulting from the sale of C-ML Radio on June 3, 1998. The remaining increases or decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

General and Administrative Expense.

During the third quarters of 1998 and 1997, Registrant incurred general and administrative expenses of approximately $3.4 million and $2.7 million, respectively. Registrant's total general and administrative expenses increased by approximately $646,000 from year to year primarily due to an increase of approximately $1.3 million at C-ML Cable primarily due to an increase in the provision for income taxes for the 1998 period, partially offset by a decrease of approximately $425,000 resulting from the sale of C-ML Radio on June 3, 1998. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Depreciation and Amortization Expense.

Registrant's depreciation and amortization expense totaled approximately $1.8 million during both the third quarters of 1998 and 1997. Registrant's total depreciation and amortization expense remained flat from year to year primarily due to an increase of approximately $172,000 at C-ML Cable partially due to an increase in the asset base resulting from the plant expansion, partially offset by a combined decrease of approximately $39,000 at the Wincom-WEBE-WICC Group due to certain assets becoming fully amortized at the end of 1997 and a decrease of approximately $50,000 resulting from the sale of C-ML Radio on June 3, 1998. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in the aggregate.

For the thirty-nine week periods ended September 25, 1998 and September 26, 1997:

Net Income.

Registrant's net income for the thirty-nine week period ended September 25, 1998 was approximately $12.0 million, as compared to net income of approximately $13.7 for the 1997 period. The decrease in net income for the 1998 period resulted primarily from the approximate $3.3 million gain from the sales of WREX and KATC which were reported in the 1997 period, partially offset by the approximate $2.8 million gain from the sale of C-ML Radio in 1998 as well as the effect of the factors described below.

Operating Revenues.

During the thirty-nine week periods ended September 25, 1998 and September 26, 1997, Registrant had total operating revenues of approximately $41.0 million and $39.5 million, respectively. The approximate $1.5 million increase in operating revenues was primarily due to a increase of approximately $2.5 million in operating revenues at C-ML Cable as well as a combined increase of approximately $711,000 at the Wincom-WEBE-WICC Group, partially offset by a decrease of approximately $1.8 million in operating revenues at C-ML Radio. The increase in operating revenues at C-ML Cable reflects an increase in the number of basic subscribers from 121,193 at the end of the third quarter of 1997 to 128,752 at the end of the third quarter of 1998, an increase in premium revenues due to an increase in premium subscriptions, as well as an increase in advertising sales. The combined increase in operating revenues at the Wincom-WEBE-WICC Group is due to an increase in advertising revenues resulting from the use of sales incentive programs. The decrease in operating revenues at C-ML Radio is due to the recognition of a monthly fee in the 1998 period, instead of actual operating revenues and expenses, in accordance with the LMA entered into during the fourth quarter of 1997, and its sale on June 3, 1998. The remaining increases or decreases in operating revenues at Registrant's other properties were immaterial, either individually or in the aggregate.


Interest Income.

Registrant earned interest income of approximately $2.2 million and $2.5 million during the first thirty-nine weeks of 1998 and 1997, respectively. The decrease is due primarily to the lower cash reserve balances that existed during the thirty-nine weeks of 1998 due to the fourth quarter 1997 cash distribution.

Property Operating Expense.

During the first thirty-nine weeks of 1998 and 1997, Registrant incurred property operating expenses of approximately $13.7 million and $14.4 million, respectively. The approximate $703,000 decrease in property operating expenses from year to year was primarily due to a decrease of approximately $1.2 million at C-ML Radio, which resulted from the recognition of a monthly fee instead of actual operating revenues and expenses, in accordance with the LMA entered into during the fourth quarter of 1997, and its sale on June 3, 1998. This decrease was partially offset by an increase of approximately $409,000 at C-ML Cable, which resulted from expenses directly related to the increase in operating revenues, as well as increased maintenance costs. The remaining increases or decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

General and Administrative Expense.

During the first thirty-nine weeks of 1998 and 1997, Registrant incurred general and administrative expenses of approximately $10.0 million and $7.3 million, respectively. Registrant's total general and administrative expenses increased by approximately $2.7 million from year to year primarily due to an increase of approximately $2.9 million at C-ML Cable and approximately $700,000 at C-ML Radio, both primarily due to an increase in the provision for income taxes for the 1998 period. These increases were partially offset by a decrease of approximately $367,000 in connection with the sale of C-ML Radio on June 3, 1998 and approximately $380,000 resulting from the receipt in 1998 of tax assessment refunds related to the California Cable Systems. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.



Depreciation and Amortization Expense.

Registrant's depreciation and amortization expense totaled approximately $5.5 million and $5.3 million in the first thirty-nine weeks of 1998 and 1997, respectively. Registrant's total depreciation and amortization expense increased by approximately $187,000 from year to year due to an increase of approximately $423,000 at C-ML Cable due to an increase in the asset base resulting from the plant expansion, partially offset by a combined decrease of approximately $128,000 at the Wincom-WEBE-WICC Group due to certain assets becoming fully amortized at the end of 1997 and a decrease of approximately $59,000 resulting from the sale of C-ML Radio on June 3, 1998. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in the aggregate.

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

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPMM, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the thirteen and thirty-nine week periods ended September 25, 1998, Registrant incurred approximately $2,000 and $194,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $474,000 through September 25, 1998.

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

                  None

  Item 5.         Other Information.

                  None

Item 6.  Exhibits and Reports on Form 8-K.

                   A). Exhibits:

                       Exhibit #                    Description

                       27.                          Financial Data Schedule

                  B).     Reports on Form 8-K

During the period covered by this report, on August 27, 1998, Registrant filed with the Commission a Current Report on Form 8-K dated August 11, 1998. This Current Report contained details regarding the stock purchase agreement entered into with Chancellor Media Corporation of Los Angeles to sell the stock of Wincom Broadcasting Corporation.

In addition, on September 17, 1998, Registrant filed with the Commission a Current Report on Form 8-K dated September 14, 1998. This Current Report contained details regarding the Asset Purchase Agreement entered into with Citicasters Co. to sell substantially all of the assets used in the operations of the KEZY-FM and KORG-AM radio stations.

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

                             ML MEDIA PARTNERS, L.P.
                          By: Media Management Partners
                                 General Partner

                          By: ML Media Management Inc.


Dated: November 9, 1998       /s/ Kevin K. Albert
                              -------------------
                                  Kevin K. Albert
                                  Director and President


Dated: November 9, 1998       /s/ Diane T. Herte
                              ------------------
                                  Diane T. Herte
                                  Treasurer
                                  (principal accounting officer
                                   and principal financial
                                   officer of the Registrant)

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

                                         ML MEDIA PARTNERS, L.P.
                                         By: Media Management Partners
                                             General Partner

                                         By: RP Media Management


                                         By: IMP Media Management, Inc.

Dated: November 9, 1998                 /s/  I. Martin Pompadur
                                             ---------------------
                                             I. Martin Pompadur
                                             President, Secretary and
                                             Director
                                             (principal executive officer of
                                              the Registrant)

Dated: November 9, 1998                  /s/  Elizabeth McNey Yates
                                              ------------------------
                                              Elizabeth McNey Yates
                                              Executive Vice President