Form 10-K
period 1998-12-25
ML MEDIA PARTNERS LP
filed 1999-03-26
CIK 785959

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended
                                December 25, 1998

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

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

          Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of Class)

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

Media Properties

As of December 25, 1998, Registrant's investments in media properties consist of:

     a 50% interest in a joint venture which owns two cable television systems in Puerto Rico;

     an AM and FM radio station combination in Bridgeport, Connecticut;

     an AM and FM radio station combination in Anaheim, California (sold on January 4, 1999; see further discussion below);

     a corporation which owns an FM radio station in Cleveland, Ohio (sold on January 28, 1999; see further discussion below).

As of December 25, 1998, Registrant has completed the sale of the following media properties:

     an AM and FM radio station combination and a background music service in San Juan, Puerto Rico was sold on June 3, 1998;

     four cable  television  systems  located in the  California  communities of
     Anaheim,  Hermosa  Beach/Manhattan  Beach,  Rohnert  Park/Yountville,   and
     Fairfield were sold on May 31, 1996;

     two VHF television stations, one located in Lafayette, Louisiana and the other in Rockford, Illinois, were sold on September 30, 1995 and July 31, 1995, respectively;

     an AM and FM radio station combination in Indianapolis, Indiana was sold on October 1, 1993;

     the Universal Cable systems were sold on July 8, 1992; and

     two radio stations, one located in Tulsa, Oklahoma and the other in Jacksonville, Florida, were sold on July 31, 1990.

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

C-ML Cable Corp. and the Community Companies are herein referred to as C-ML Cable ("C-ML Cable"). As of December 25, 1998, C-ML Cable serves 130,518 basic subscribers, passes 293,670 homes and consists of approximately 1,888 linear miles of cable plant.

     During 1998, Registrant's share of the net operating revenues of C-ML Cable totaled $32,575,174 (59.9% of operating revenues of Registrant).

     During 1997, Registrant's share of the net operating revenues of C-ML Cable totaled $29,404,870 (55.2% of operating revenues of Registrant).

     During 1996, Registrant's share of the net operating revenues of C-ML Cable totaled $26,342,927 (36.7% of operating revenues of Registrant).

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

     In February 1990, C-ML Radio acquired the assets of Radio Ambiente Musical Puerto Rico, Inc. ("RAM"), a background music service. The purchase price was approximately $200,000 and was funded with cash generated by C-ML Radio. The operations of RAM were consolidated into those of BBSC.

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

Under the terms of the Revised Joint Venture Agreement, Century is responsible for the day-to-day operations of C-ML Cable and until the sale of C-ML Radio (see below), Registrant was responsible for the day-to-day operations of C-ML Radio. For providing services of this kind, Century is entitled to receive annual compensation of 5% of C-ML Cable's net gross revenues (defined as gross revenues from all sources less monies paid to suppliers of pay TV product, e.g., HBO, Cinemax, Disney and Showtime) and Registrant was entitled to receive annual compensation of 5% of C-ML Radio's gross revenues including the local marketing agreement ("LMA") revenue (after agency commissions, rebates or discounts and excluding revenues from barter transactions).

On June 3, 1998, the Venture consummated the sale of C-ML Radio pursuant to a sales agreement entered into in October 1997 between the Venture and Madifide, Inc. The base sales price for C-ML Radio was approximately $11.5 million, approximately $5.8 million of which is Registrant's share, subject to closing adjustments. Pursuant to an LMA entered into, effective as of October 1, 1997, the buyer was allowed to program the station from such date through the date of sale. C-ML Radio collected a monthly LMA fee from the buyer which was equal to the operating income for that month, provided however, that it not be less than $50,000 nor more than $105,000. The monthly fee was recognized as revenue during the LMA period and Registrant did not recognize any operating revenues nor incur any net operating expenses of C-ML Radio during the LMA period. At the closing, the Venture and Madifide, Inc. entered into escrow agreements pursuant to which the Venture deposited, in aggregate, approximately $725,040, $362,520 of which is Registrant's share, into three separate escrow accounts with respect to which indemnification, benefit, and chattel mortgage claims may be made by Madifide, Inc. for a period of one year. The balance of these escrows, which is being classified on the accompanying Consolidated Balance Sheet as Investments held by escrow agents, was $321,023 as of December 25, 1998.

Pursuant to the terms of the outstanding senior indebtedness that jointly finances C-ML Radio and C-ML Cable, the net proceeds, and escrow amounts when discharged, if any, from the resulting sale of C-ML Radio must be retained by the Venture and cannot be distributed to Registrant or its partners.

During 1998, until its sale on June 3, 1998, Registrant's share of the net operating revenues of C-ML Radio totaled $165,004 (0.3% of operating revenues of Registrant).

     During 1997, Registrant's share of the net operating revenues of C-ML Radio totaled $2,051,576 (3.9% of operating revenues of Registrant).

     During 1996, Registrant's share of the net operating revenues of C-ML Radio totaled $2,951,028 (4.1% of operating revenues of Registrant).

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

On December 30, 1986, ML California was liquidated into Registrant and transferred all of its assets, except its Federal Communications Commission ("Commission" or "FCC") licenses, subject to its liabilities, to Registrant. The licenses were transferred to ML California Associates, a partnership formed between Registrant and the General Partner for the purpose of holding the licenses in which Registrant is Managing General Partner and 99.99% equity holder.

On November 28, 1994, Registrant entered into an agreement (the "Asset Purchase Agreement") with Century to sell to Century substantially all of the assets used in Registrant's California Cable Systems. On May 31, 1996, Registrant consummated such sale pursuant to the terms of the Asset Purchase Agreement. The base purchase price for the California Cable Systems was $286 million, subject to certain adjustments including an operating cash flow as well as a working capital adjustment as provided in the Asset Purchase Agreement.

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

Effective August 14, 1997, reserves in the amount of approximately $13.2 million were released and, after accounting for certain expenses of Registrant, in accordance with the terms of the Partnership Agreement, were included in the cash distribution that was distributed to partners on November 25, 1997. As of December 25, 1998, Registrant has approximately $23.2 million remaining in cash reserves to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems prior to and resulting from their sale. On March 1, 1999, reserves in the amount of approximately $6.1 million were released and, in accordance with the terms of the Partnership Agreement, have been included in the cash distribution to be made on March 31, 1999.

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

On July 31, 1995, Registrant completed the sale to Quincy Newspapers, Inc. ("Quincy") of substantially all of the assets used in the operations of Registrant's television station WREX, other than cash and accounts receivable. The purchase price for the assets was approximately $18.4 million, subject to certain adjustments. A reserve of approximately $2.3 million was established to cover certain purchase price adjustments and expenses and liabilities relating to WREX, and the balance of approximately $16.1 million was applied to repay a portion of the bank indebtedness secured by the assets of WREX and KATC (as defined below). Quincy did not assume certain liabilities of WREX and Registrant remained liable for such liabilities. On the sale of WREX, Registrant recognized a gain for financial reporting purposes of approximately $8.8 million in 1995.

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

On September 30, 1995, Registrant completed the sale to KATC Communications, Inc. (the "KATC Buyer") of substantially all of the assets used in the operations of Registrant's television station KATC, other than cash and accounts receivable. The KATC Buyer did not assume certain liabilities of KATC and Registrant remained liable for such liabilities. The purchase price for the assets was $24.5 million. From the proceeds of the sale, approximately $6.3 million was applied to repay in full the remaining bank indebtedness secured by the assets of KATC and WREX; a reserve of approximately $2.0 million was established to cover certain purchase price adjustments and expenses and liabilities relating to KATC; $1.0 million was deposited into an indemnity escrow account to secure Registrant's indemnification obligations to the KATC Buyer; approximately $7.6 million was applied to pay a portion of accrued fees and expenses owed to the General Partner; and the remaining amount of approximately $7.6 million ($40 per Unit) was distributed to partners in December, 1995. Registrant recognized a gain for financial reporting purposes of approximately $14.0 million on the sale of KATC in 1995.

On June 24, 1997, Registrant received the discharge of escrowed proceeds of $1.0 million (and approximately $100,000 of interest earned thereon) generated from the sale of KATC. In addition, effective August 14, 1997, approximately $1.5 million, a portion of the reserve established at the time of the KATC sale, was released. In accordance with the terms of the Partnership Agreement, the amount of such released reserve and discharged escrowed proceeds, after accounting for certain expenses of Registrant, were included in the cash distribution made to partners on November 25, 1997. In addition, effective December 26, 1997, the remaining reserve established at the time of the KATC sale of approximately $218,000 was released. Thus, during 1997, Registrant recognized a gain on sale of KATC of approximately $1.7 million resulting from the release of reserves and reversal of previous accruals.

WEBE-FM Radio

On August 20, 1987, Registrant entered into an Asset Purchase Agreement with 108 Radio Company, L.P. for the acquisition of the business and assets of radio station WEBE-FM, Westport, Connecticut ("WEBE-FM" or "WEBE"), which serves Fairfield and New Haven counties, for $12.0 million.

During 1998, WEBE-FM generated operating revenues of $8,485,300 (15.6% of operating revenues of Registrant).

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

On January 28, 1999, Registrant consummated a sale to Chancellor Media Corporation of Los Angeles ("Chancellor") of the stock of Wincom, pursuant to a stock purchase agreement (the "Cleveland Agreement") dated August 11, 1998. Wincom owns all of the outstanding stock of Win Communications, Inc. ("WIN"), which owns and operates the radio station WQAL-FM, serving Cleveland, Ohio (the "Cleveland Station").

The base sales price for the Cleveland Station was $51,250,000, subject to certain adjustments for the apportionment of current assets and liabilities as of the closing date, as provided for in the Cleveland Agreement, resulting in a reduction of the base sales price of approximately $1.6 million.

Pursuant to the Cleveland Agreement, Registrant deposited $2.5 million into an indemnity escrow account against which Chancellor may make indemnification claims for a period of up to two years after the closing; $1.5 million, less any claims previously asserted, will be discharged from such escrow on December 31, 1999. Approximately $2.0 million was used to repay in full the remaining outstanding balance of the Wincom-WEBE-WICC Loan and pursuant to the terms of the Wincom-WEBE-WICC Loan, an initial amount of approximately $7.3 million was paid to the Wincom Bank, pursuant to its 15% residual interest in the net sales proceeds from the sale of Wincom. In addition, Registrant held approximately $2.5 million of the sales proceeds to pay (or to reserve for payment of) wind-down expenses and sale-related expenses. The remaining sales proceeds of $35.4 million will be included in the cash distribution made to partners on March 30, 1999 in accordance with the terms of the Partnership Agreement. To the extent any amounts reserved or paid into escrow as described above are subsequently released or discharged, such amounts will be distributed to partners of record as of the date of such release from reserve or discharge from such escrow. The net assets of the Cleveland Station, which were sold pursuant to the Cleveland Agreement in 1999, have been included in assets held for sale on the accompanying Consolidated Balance Sheet as of December 25, 1998. In 1999, Registrant will recognize a gain on the sale of the Cleveland Station.

Additionally,  in connection  with the Cleveland  Agreement,  WIN and Chancellor entered into a Time Brokerage Agreement, pursuant to which WIN made substantially all of the time on the station available to Chancellor in exchange for a monthly payment by Chancellor to WIN. The Time Brokerage Agreement became effective on October 1, 1998.

During 1998, Wincom generated operating revenues of $6,041,783 (11.1% of operating revenues of Registrant).

During 1997, Wincom generated operating revenues of $6,995,768 (13.1% of operating revenues of Registrant).

During 1996 Wincom generated operating revenues of $5,428,648 (7.6% of operating revenues of Registrant).

WICC-AM

On July 19, 1989, Registrant purchased all of the assets of radio station WICC-AM located in Bridgeport, Connecticut ("WICC-AM" or "WICC") from Connecticut Broadcasting Company, Inc. The purchase price of $6.25 million was financed solely from proceeds of the Wincom-WEBE-WICC Loan.

During 1998, WICC-AM generated operating revenues of $3,174,571 (5.8% of operating revenues of Registrant).

During 1997, WICC-AM generated operating revenues of $2,969,144 (5.6% of operating revenues of Registrant).

During 1996, WICC-AM generated operating revenues of $2,494,402 (3.5% of operating revenues of Registrant).

                              Wincom-WEBE-WICC Loan

On July 19, 1989, Registrant entered into an Amended and Restated Credit Security and Pledge Agreement which provided for borrowings up to $35.0 million for use in connection with the Wincom-WEBE-WICC Loan. On July 30, 1993, Registrant and the Wincom Bank executed an amendment to the Wincom-WEBE-WICC Loan, effective January 1, 1993, which cured all previously outstanding defaults pursuant to the Wincom-WEBE-WICC Loan. Since December 26, 1997, Registrant has been in default on the Wincom-WEBE-WICC Loan. In 1999, Registrant repaid the remaining outstanding balance of the Wincom-WEBE-WICC Loan in full, however the default has not been waived by the Wincom Bank. Pursuant to the terms of the Wincom-WEBE-WICC Loan, an initial amount was paid to the Wincom Bank, pursuant to its 15% residual interest in the net sales proceeds (see further discussion under Wincom above).

KEZY-FM and KORG-AM

On  November  16,  1989,  Registrant  acquired  an  AM  ("KORG-AM")  and  an  FM
("KEZY-FM")  (jointly  the  "Anaheim  Stations" or  "KORG/KEZY")  radio  station combination located in Anaheim, California, from Anaheim Broadcasting Corporation. The total acquisition cost was approximately $15.1 million.

On January 4, 1999, Registrant consummated a sale to Citicasters Co., a subsidiary of Jacor Communications, Inc. ("Citicasters") of substantially all of the assets, other than cash and accounts receivable, used in the operations of Registrant's radio stations, KORG-AM and KEZY-FM, serving Anaheim, California (the "Anaheim Stations"), pursuant to the asset purchase agreement (the "Anaheim Agreement") dated September 14, 1998, as amended.

The base sales price for the Anaheim Stations was $30,100,000, subject to certain adjustments for the apportionment of income and liabilities as of the closing date, as provided for in the Anaheim Agreement, resulting in a reduction of the base sales price of approximately $20,000.

Pursuant to the Anaheim Agreement, Registrant deposited $1.0 million into an indemnity escrow account against which Citicasters may make indemnification claims for a period of one year after the closing. In addition, Registrant held approximately $5.2 million of the sales proceeds to pay (or to reserve for payment of) expenses and liabilities relating to the operations of the Anaheim Stations prior to the sale as well as wind-down expenses, sale-related expenses and contingent obligations of the Anaheim Stations. The remaining sales proceeds of $23,840,000 will be included in the cash distribution made to partners on March 30, 1999, after accounting for certain expenses of Registrant, in accordance with the terms of the Partnership Agreement. To the extent any amounts reserved or paid into escrow as described above are subsequently released or discharged, such amounts will be distributed to partners of record as of the date of such release from reserves or discharge from such escrow. The net assets of the Anaheim Stations, which were sold pursuant to the Anaheim
Agreement in 1999, have been included in assets held for sale on the accompanying Consolidated Balance Sheet as of December 25, 1998. In 1999, Registrant will recognize a gain on the sale of the Anaheim Stations.

During 1998, the Anaheim Stations generated operating revenues of $3,989,661 (7.3% of operating revenues of Registrant).

During 1997, the Anaheim Stations generated operating revenues of $3,950,833 (7.4% of operating revenues of Registrant).

During 1996, the Anaheim Stations generated operating revenues of $3,750,442 (5.2% of operating revenues of Registrant).

Employees.

As of December 25, 1998, Registrant and its consolidated subsidiaries employed approximately 394 persons. The business of Registrant is managed by the General Partner. RPMM, MLMM and ML Leasing Management Inc., all affiliates of the General Partner, employ individuals who perform the management and administrative services for Registrant.

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

In recent years, the level of competition in the MVPD market has increased significantly. Notably, several entities provide high-powered direct broadcast satellite ("DBS") service in the continental United States. In addition, the FCC has adopted polices providing for authorization of new technologies and a more favorable operating environment for certain existing technologies which provide, or have the potential to provide, substantial additional competition to cable television systems. For example, the FCC has revised its rules on multi-channel multi-point distribution service ("MMDS" or "wireless cable") to foster MMDS services competitive with cable television systems, has authorized telephone companies to deliver directly to their subscribers video programming and has authorized a new service, the local multipoint distribution service ("LMDS"), which can employ technology analogous to that used by cellular telephone systems to distribute multiple channels of video programming and other data directly to subscribers. Moreover, the Telecommunications Act of 1996 (the "1996 Act") substantially reformed the Communications Act of 1934, as amended (the "Communications Act") by, among other things, permitting telephone companies to enter the MVPD market through a number of means, including in-region cable systems. Regulatory initiatives that will result in additional competition for cable television systems are described in the following sections.

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

Federal Statutes

The Communications Act imposes certain uniform national standards and guidelines for the regulation of cable television systems. Among other things, the Communications Act regulates the provision of cable television service pursuant to a franchise, specifies a procedure and certain criteria under which a cable television operator may request modification of its franchise, establishes criteria for franchise renewal, sets maximum fees payable by cable television operators to franchising authorities, authorizes a system for regulating certain subscriber rates and services, outlines signal carriage requirements, imposes certain ownership restrictions, and sets forth customer service, consumer protection, and technical standards.

The 1996 Act's cable provisions expanded and in some cases significantly modified the rules applicable to cable systems. Most significantly, the 1996 Act took steps to reduce, or in some cases eliminate, rate regulation of cable systems, while also allowing substantially greater telephone company participation in the MVPD market, as well as promoting cable operator provision of telecommunications services.

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

Other provisions of the 1992 Cable Act included: (1) a prohibition on "buy-throughs," an arrangement whereby subscribers are required to subscribe to a program tier other than basic in order to receive certain per-channel or per-program services; (2) requiring the FCC to develop minimum signal standards, rules for the disposition of home wiring upon termination of cable service, and regulations regarding compatibility of cable service with consumer television receivers and video cassette recorders; (3) a requirement that the FCC promulgate rules limiting children's access to indecent programming on access channels; (4) notification requirements regarding sexually explicit programs; and (5) more stringent equal employment opportunity rules for cable operators. Of these provisions, the 1996 Act addresses cable equipment compatibility, as further discussed below.

The 1992 Cable Act also contained a provision barring both cable operators and certain vertically integrated program suppliers from engaging in practices which unfairly impede the availability of programming to other multichannel video programming distributors. In sum, the 1992 Cable Act established an entirely new set of regulatory requirements and standards. It is an unusually complicated legislative enactment that spawned a multitude of FCC enforcement decisions as well as certain still-to-be concluded FCC proceedings. It also remains subject to certain pending judicial challenges. Adding to the complexity is the 1996 Act, which in some areas mandates additional regulation to that required by the 1992 Cable Act and in other areas modifies or eliminates extant cable laws.

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

On March 31, 1997, the Supreme Court, in a 5-4 decision, upheld the must carry provisions of the 1992 Cable Act, finding them to be content-neutral regulations that advance important governmental interests unrelated to the suppression of free speech. The rules promulgated by the Commission to implement the must carry provisions were in effect pending the outcome of the appellate process and thus remained in effect. On a separate matter, in September 1993 the United States District Court for the District of Columbia found that the horizontal ownership limits called for by the 1992 Cable Act are unconstitutional. The Commission voluntarily stayed the effect of its horizontal ownership rules until final judicial resolution of the issue. Thereafter, petitions for reconsideration were filed with the Commission. In August 1996, the United States Court of Appeals for the District of Columbia Circuit consolidated the appeal of the statutory provision with an appeal of the rules and determined to hold judicial proceedings in abeyance pending the FCC's action on the petitions for reconsideration of the rules. In June 1998, the Commission affirmed its rule that no person or entity can own or have an attributable interest in cable systems reaching more than 30% of homes passed nationwide, with an exception permitting ownership of cable systems reaching up to 35% of all homes passed nationwide (as long as the additional homes passed beyond 30% are served by minority-controlled cable systems). The Commission also lifted its voluntary stay on enforcement of the horizontal ownership rules only insofar as it applies to the information reporting requirements, which compel entities owning cable systems passing more than 20% of homes nationwide to inform the agency how many homes that entity will pass both before and after a proposed acquisition prior to acquiring an attributable interest in any additional cable systems. The FCC also declined to revise the factors used to calculate a cable system's compliance with the 30% limit. The Commission, however, has not yet determined whether the horizontal ownership rules should consider the presence of all MVPDs in the market rather than cable operators alone; whether the rules should be based on actual subscribers rather than on homes passed; whether 30% remains the appropriate limit given evolving market conditions; and whether the minority-controlled allowance remains an effective way to promote minority participation in the cable industry. Registrant is unable to predict the ultimate outcome of these proceedings or the impact upon its operations of various FCC regulations still being formulated and/or interpreted.

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

In 1992, the FCC permitted local exchange carriers to engage in so-called "video dialtone" operations in their local telephone exchange areas pursuant to which neither they nor the programming entities they serve are required to obtain a local cable franchise. As discussed more fully below, the 1996 Act repealed the FCC's video dialtone rules and, among other things, enacted a related "open video system" regulation regime.

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

Pursuant to FCC rules, the Telecommunications Regulatory Board of Puerto Rico (the "Board") filed for certification to regulate the rates of the cable system operated by the Venture. The cable system operator contested the certification, claiming that it was subject to effective competition, and therefore exempt from rate regulation, because fewer that 30 percent of the households in the system's franchise area subscribe to the system. The FCC's Cable Services Bureau upheld the certification and in November 1998 the Commission denied the operator's application for review of the decision, as well as a request for stay. The cable operator filed a petition for reconsideration of the FCC's denial of the application for review. The petition for reconsideration is pending. Under FCC rules, a cable system remains subject to rate regulation until the FCC finds that effective competition exists. The franchising authority for the San Juan Cable System in Puerto Rico has been authorized by the FCC to regulate the basic cable service and equipment rates and charges of the system. The franchising authority has not yet sent a notice to the system to initiate rate regulation. Regulation may result in reduced revenues going forward and in refunds to customers for charges above those allowed by the FCC's rate regulations for up to 12 months retroactively from when the new rates are initiated or the franchising authority issues a potential refund accounting order. Registrant is currently assessing the impact of this regulation.

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

The FCC has found that competition has been and continues to be very slow in the MVPD marketplace - where cable continues to occupy a dominant position. The Commission's Annual Assessment on the Status of Competition in Markets for the Delivery of Video Programming ("Annual Report"), released in December 1998, reported that cable rates rose more than four times the rate of inflation from June 1997 to June 1998, making rates significantly higher than they were two and three years ago. The FCC attributed a portion of these rate increases to capital expenditures for the upgrading of cable facilities, an increase in the number of video and nonvideo services offered, and increased programming costs. In its Annual Report, the Commission noted that, where direct competition exists, it affected the pricing decisions of cable operators, constraining rates below regulated levels. Accordingly, the FCC urged the removal of barriers to competition and encouraged a more competitive MVPD marketplace. Long pending before the Commission is a petition to freeze cable rates and increase rate regulation. The Chairman of the FCC, who has previously expressed concern that the March 31, 1999 sunset for regulation of CPST rates may be unrealistic given the slow growth in competition in the MVPD marketplace, recently stated that the Commission will continue to take aggressive actions to promote competition and urged Congress to do the same. Certain members of Congress have also continued to express concern about cable rates and there can be no assurance that either the FCC or Congress will not take action in the future with regard to cable rates.

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

Pursuant to the 1992 Cable Act, where local consent to a transfer is required, the franchise authority must act within 120 days of submission of a transfer request or the transfer is deemed approved. The 120-day period commences upon the submission to local franchising authorities of information now required on a new standardized FCC transfer form. The franchise authority may request additional information beyond that required under FCC rules. Further, the 1992 Cable Act gave local franchising officials the authority to prohibit the sale of a cable system if the proposed buyer operates another cable system in the jurisdiction or if such sale would reduce competition in cable service.

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

In place of these repealed regulations, the 1996 Act gave telephone companies four options for entering into the MVPD market, all four of which are subject to the buy-out provisions: (1) wireless entry (which is not subject to cable regulation); (2) common carrier entry (which is subject to Title II common carrier regulation, but not subject to cable regulation); (3) cable system entry (which is subject to cable regulation); and (4) "open video system" entry, which is a new mode of entry established by the 1996 Act that allows a common carrier to program 33% of its video distribution system, while making the rest of its capacity available to unaffiliated program providers. The open video system rules generally subject open video system operators to reduced regulation. For example, such operators are not subject to rate regulation. In City of Dallas v. FCC, Case No. 60502 (5th Cir. Jan. 19, 1999), however, the Fifth Circuit reversed the Commission's rule "preempting local franchise requirements for [open video systems]." The 1996 Act also limited fees that open video system operators may have to pay to local franchises and clarifies that such operators are not subject to Title II common carrier requirements. Open video system operators, which may include entities other than LECs, are required, however, to comply with certain cable regulations, including the must-carry/retransmission consent requirements and the rules governing carriage of PEG channels. Cable companies are, in certain circumstances, also permitted to operate open video systems.

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

Concentration of Ownership: The 1992 Cable Act directed the FCC to establish reasonable limits on the number of cable subscribers a single company may reach through cable systems it owns (horizontal concentration) and the number of system channels that a cable operator could use to carry programming services in which it holds an ownership interest (vertical concentration). The horizontal ownership restrictions of the 1992 Cable Act were struck down by a federal district court as an unconstitutional restriction on speech. Pending final judicial resolution of this issue, the FCC stayed the effective date of its horizontal ownership limitations, which would place a 30% nationwide limit on subscribers served by any one entity. Thereafter, a Motion to lift the Stay and Petitions for Reconsideration were filed. A challenge was also brought against the rules in federal court. In August 1996, the United States Court of Appeals for the District of Columbia Circuit decided to hold court proceedings in abeyance pending the Commission's reconsideration of the rules. In June 1998, the Commission issued a Notice of Proposed Rulemaking seeking comment on whether 30% remains the appropriate horizontal ownership limit in light of evolving market conditions. The FCC's vertical ownership restriction consists of a "channel occupancy" standard which places a 40% limit on the number of channels (up to 75 channels) that may be occupied by services from programmers in which the cable operator has an attributable ownership interest. Further, the 1992 Cable Act and FCC rules restrict the ability of programmers to enter into exclusive contracts with cable operators.

Video Marketplace: As required by the 1992 Cable Act, the Commission has issued a series of annual reports assessing the status of competition in the market for the delivery of video programming. The Commission has found that cable television continues to dominate the MVPD market in most localities and that cable rates are increasing. However, the Commission has concluded that cable's large share of the MVPD market is of concern only to the extent it reflects an inability of consumers to switch to some comparable, alternative video programming source. It also has noted that competing distribution technologies have continued to make substantial strides, in particular DBS (see below). The Commission identified several steps it has taken to eliminate or minimize obstacles to competition and will continue to monitor competition in this area.

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

Alternative Video Programming Services

Direct Broadcast Satellites: The FCC has authorized the provision of video programming directly to home subscribers through high-powered direct broadcast satellites ("DBS"). Currently, several entities, including DirecTV, Inc., an affiliate of Hughes Communications Galaxy, PrimeStar (a medium-power DBS provider), and EchoStar Satellite Corporation ("EchoStar"), provide DBS service to consumers throughout the country. There are, however, two major transactions pending Commission approval which would: (1) result in a significant consolidation of the market; and (2) provide the remaining DBS providers with the increased capacity necessary to offer consumers as many as 500 channels. First, EchoStar has announced its intention to purchase the DBS authorization currently held by MCI Telecommunications Corporation. EchoStar has stated that it intends to use this additional capacity in order to offer consumers a total of 500 hundred channels, including the signal of local television broadcast stations ("local-into-local"). Second, DirecTV has announced its plans to purchase United States Satellite Broadcasting Company, the subscriber base of PrimeStar, and the DBS authorization of TEMPO Satellite, Inc.

The Satellite Home Viewer Act ("SHVA") established a copyright license for limited distribution of network television programming to direct broadcast satellite viewers who lived in "unserved areas." The FCC recently rejected a proposal by EchoStar to modify the standard for determining whether or not a particular viewer resides in an "unserved area". Congress is currently considering legislation to address the issue. In addition, it is expected that legislation will be introduced in Congress this term that would allow DBS providers to broadcast local-into-local network signals, and which also could address the related issue of whether DBS providers will be subject to the same must-carry/retransmission consent requirements that currently apply to cable operators.

In a recent rulemaking proceeding, the FCC issued new rules imposing public interest obligations on DBS operators, including a requirement to set aside 4% of channel capacity for educational and informational programming. In a rulemaking proceeding still pending, the Commission is considering other possible service obligations, as well as imposing cross-ownership limitations on DBS operators.

Digital Television: On April 3, 1997, the FCC announced that it had adopted rules that will allow television broadcasters to provide digital television ("DTV") to consumers. The Commission also adopted a table of allotments for DTV, which provide eligible existing broadcasters with a second channel on which to provide DTV service. The allotment plan is based on the use of channels 2-51. Television broadcasters will be allowed to use their channels according to their best business judgment. Such uses can include data transfer, subscription video, interactive materials, and audio signals, although broadcasters will be required to provide a free digital video programming service that is at least comparable to today's analog service. Broadcasters will not be required to air "high definition" programming or to simulcast their analog programming on the digital channel.

Certain stations already have begun to broadcast a digital signal. Affiliates of the top four networks (ABC, CBS, FOX, and NBC) in the top ten markets are required to be on the air with a digital signal by May 1, 1999. Affiliates of those networks in markets 11-30 will be required to be on the air with a digital signal by November 1, 1999. All other commercial stations are required to construct their digital facilities by May 1, 2002. The FCC hopes to complete the full transition to DTV by 2006. Although the FCC has targeted December 1, 2006, as the date by which all broadcasters must return their analog licenses, the Balanced Budget Act of 1997 allows broadcasters to keep both their analog and digital licenses until at least 85 percent of television households in their respective markets can receive a digital signal. Local zoning laws and the lack of qualified tall-tower builders to construct the facilities needed for DTV operations, among other factors, may cause delays in this transition. The FCC is currently considering a rule which would set strict time limits within which local zoning authorities must act on zoning petitions by local television stations. The Commission has announced that it will review the progress of DTV every two years and make adjustments to the 2006 target date, if necessary.

At the end of the transition period, analog television transmissions will cease, and DTV channels will be reassigned to a smaller segment of the broadcasting spectrum. It is likely that some of the vacated spectrum will be allocated to public safety, while the remainder will be auctioned for use by other telecommunications services. The FCC has already reallocated the spectrum comprising channels 60-69 to public safety agencies and other voice and data services.

The Commission is currently considering whether cable television system operators should be required to carry stations' DTV signals in addition to the currently required carriage of stations' analog signals. In July 1998 the Commission issued a Notice of Proposed Rulemaking posing seven different options for the carriage of digital signals and solicited comments from all interested parties. The Commission has yet to issue a decision on this matter.

In December 1998, the Advisory Committee on Public Interest Obligations of Digital Television Broadcasters, established by the President, released its findings. The Commission has indicated that it will initiate a rulemaking proceeding in the future to consider what, if any, public interest obligations will apply to digital broadcasters .

Wireless  Cable:  The FCC has expanded  the  authorization  of MMDS  services to provide "wireless cable" via multiple microwave transmissions to home subscribers. In 1990, the FCC increased the availability of channels for use in wireless cable systems by eliminating MMDS ownership restrictions and simplifying various processing and administrative rules. The FCC also modified equipment and technical standards to increase service capabilities and improve service quality. Since then, the FCC has resolved certain additional wireless cable issues, including channel allocations for MMDS, Operational Fixed Service and Instructional Television Fixed Service ("ITFS") facilities, direct application by wireless operators for use of certain ITFS channels, and restrictions on ownership or operation of wireless facilities by cable entities. The Commission has also amended its rules to facilitate the ability of MMDS operators to provide two-way transmission of Internet and other digital high-speed data services.

Local Multipoint Distribution Service: The FCC has allocated a total of 1300 MHZ of spectrum for LMDS, with one 1150 MHz license and one 150 MHz license available in each of the 493 Rand McNally-defined Basic Trading Areas ("BTAs"). LMDS licensees are permitted to offer a wide variety of services, although most LMDS licensees are expected to concentrate on providing fixed, point-to-multipoint broadband data and video offerings.

Personal Communications Service: The FCC has allocated a total of 120 MHz of spectrum for the personal communications service ("PCS"). There are a total of six PCS licenses, three 30 MHz licenses and three 10 MHz licenses. Two of the 20 MHz blocks are licensed over the 49 Rand-McNally defined Major Trading Areas and the remaining blocks are licensed over BTAs. The FCC has now auctioned off virtually all of the PCS markets, and is in the midst of reauctioning some authorizations that were defaulted on or returned. PCS is now available in many markets through several facilities-based carriers, and PCS licensees generally compete with cellular and specialized mobile radio carriers for wireless handheld and mobile two-way voice and data customers.

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

Program Content Regulation: In contrast to its deregulatory approach to media ownership, the 1996 Act contained a number of new regulations affecting program content. For example, a cable operator is required to fully scramble or block the audio and video programming of each channel primarily dedicated to the carriage of sexually explicit adult programming or to permit the carriage of such programming to the hours between 10 p.m. and 6 a.m. After the court order staying the FCC rules implementing these provisions was lifted, the FCC, in May 1997, notified cable operators of their obligation to begin complying with the provision and its rules. Recently, a federal district court found the scrambling provision to be unconstitutional.

Also, the FCC has adopted regulations requiring the "closed captioning" of programming. The closed captioning rules went into effect January 1, 1998, although a transition period has been established to enable cable operators and programmers to achieve full compliance with the rules. The FCC has requested comment and is considering the appropriate methods and schedules for phasing in video description. Last, the FCC has adopted an order finding acceptable the voluntary video programming rating system developed by distributors of video programming - - including cable operators - - to identify programming that contains sexual, violent or other indecent material. The Commission has also established technical requirements for consumer electronic equipment to enable the blocking of such video programming. Distributors of rated programs are required to transmit these ratings, thereby permitting parents to block the programs.

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

Recently, several types of multichannel video distributors that compete with cable television systems were successful in gaining compulsory license coverage of their retransmission of television broadcast signals. Legislation enacted in 1988 and extended in 1994 provided an alternative compulsory license for satellite distributors through January 1, 2000 and extended permanent coverage of the cable copyright license to "wireless cable" systems (MMDS). It is anticipated that legislation to extend the satellite compulsory license will be introduced this year. Such legislation could also provide satellite distributors greater flexibility to deliver broadcast network programming to areas served by broadcast affiliates of those networks. The Copyright Office also has ruled that some SMATV systems are eligible for the cable compulsory license. Pursuant to a request by the Chairman of the Senate Judiciary Committee, the Copyright Office examined the compulsory license scheme and submitted a report to the Committee in August 1997. The Copyright Office concluded that the statutorily imposed licensing schemes could not be eliminated at this time, suggested harmonizing the cable and satellite licenses, and amending the statute to allow satellite distributors to retransmit local broadcast signals. These recommendations may serve as the basis for legislation to modify the Copyright Act with respect to these compulsory licensing schemes.

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

Pole Attachment Rates, Inside Wiring, and Technical Standards

The FCC currently regulates the rates and conditions imposed by public utilities for use of their poles, unless, under the Federal Pole Attachments Act, a state public service commission demonstrates that it is entitled to regulate the pole attachment rates. The FCC has adopted a specific formula to administer pole attachment rates under this scheme. The validity of this FCC function was upheld by the United States Supreme Court. The 1996 Act revised the pole attachment rules in a number of ways to encourage competition in the provision of telecommunications services and to address inequity in the current pole attachment rates. The FCC, in a Report and Order released on February 6, 1998, revised its pole attachment rules; there are Petitions for Reconsideration of these changes currently before the Commission. A second proceeding addressing possible changes to the general pole attachment fee calculations is still pending.

The FCC also has established procedures for the orderly disposition of multiple dwelling unit ("MDU") wiring, making it easier for the owners and residents of a MDU to change video service providers. Petitions seeking reconsideration of certain aspects of these rules remain pending at the FCC, and at least one judicial challenge to these rules has been filed in the U.S. Court of Appeals for the Eighth Circuit.

The FCC also has set forth standards on signal leakage. Like all systems, Registrant's cable television systems are subject to yearly reporting requirements regarding compliance with these standards. Further, the FCC has instituted on-site inspections of cable systems to monitor compliance. Any failure by Registrant's cable television systems to maintain compliance with these standards could adversely affect the ability of Registrant's cable television systems to provide certain services.

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

As part of the 1996 Act, the FCC adopted regulations to ensure the commercial availability of equipment (such as converter boxes and interactive equipment) used to access services offered over multichannel video programming distribution systems, from sources that are unaffiliated with any MVPD. These regulations require that all MVPDs, including cable operators (1) allow customers to attach their own equipment to their systems, (2) not prevent equipment from being offered by retailers, manufacturers or other unaffiliated vendors, (3) separate out security functions from non-security functions of equipment by July 1, 2000 (not applicable to DBS or other systems that operate throughout the U.S. if equipment is available from independent sources), (4) not offer equipment with integrated security and non-security functions after January 1, 2005, and (5) provide, upon request, technical information concerning interface parameters needed to permit equipment to operate with their systems. MVPDs are allowed to protect the security of their systems and programming from unauthorized reception. The rules are subject to sunset after the markets for MVPDs and equipment become fully competitive in a particular geographic market. The FCC refused to adopt specific requirements that equipment be made interoperable between different types of MVPDs. These rules are subject to petitions for reconsideration, which remain pending at the FCC.

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

Under the 1996 Act, the statutory restriction on the length of broadcast licenses has been amended to allow the FCC to grant radio broadcast licenses for terms of up to eight years. The 1996 Act also requires renewal of a broadcast license if the FCC finds that (1) the station has served the public interest, convenience, and necessity; (2) there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and
(3) there have been no other serious violations which taken together constitute a pattern of abuse. In making its determination, the FCC may consider petitions to deny but cannot consider whether the public interest would be better served by a person other than the renewal applicant. Instead, under the 1996 Act, competing applications for the same frequency may be accepted only after the Commission has denied an incumbent's application for renewal of license. Registrant's ability to continue to operate its radio stations remains subject to its ability to maintain its FCC authorizations.

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

Alternative Radio Services

In January 1995, the FCC adopted rules to allocate spectrum for satellite digital audio radio service ("DARS"). Satellite DARS systems potentially could provide for regional or nationwide distribution of radio programming with fidelity comparable to compact disks. An auction for satellite DARS spectrum was held in April 1998, and the Commission has issued two authorizations to launch and operate satellite DARS service. More recently, a third company has applied to the FCC to provide satellite DARS. The FCC also has undertaken an inquiry into the terrestrial broadcast of DARS signals, addressing, among other things, the need for spectrum outside the existing FM band and the role of existing broadcasters. Registrant cannot predict the impact of either satellite DARS service or terrestrial DARS service on its business.

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

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting Registrant's and co-defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the ground that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs' time to appeal has not yet expired.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPMM, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the years ended December 25, 1998 and December 26, 1997, Registrant incurred approximately $223,000 and $280,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $503,000 through December 25, 1998.

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

As of March 5, 1999, the number of owners of Units was 13,745.

Merrill Lynch has implemented guidelines pursuant to which it reports estimated values for limited partnership interests originally sold by Merrill Lynch (such as Registrant's Units) two times per year. Such estimated values will be provided to Merrill Lynch by independent valuation services based on financial and other information available to the independent services on (1) the prior August 15th for reporting on December year-end and subsequent client account statements through the following May's month-end client account statements, and on (2) March 31st for reporting on June month-end and subsequent client account statements through the November month-end client account statements of the same year. The estimated values provided by the independent services and the Registrant's current net asset value are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value or the Registrant's current net asset value amount upon the liquidation of Registrant.

Registrant does not distribute dividends, but rather distributes Distributable Cash From Operations, Distributable Refinancing Proceeds, and Distributable Sale Proceeds, to the extent available. In 1995, $7.5 million ($40 per Unit) was distributed to its limited partners and $75,957 to its General Partner from distributable sales proceeds from the sale of KATC-TV. In 1996, $108.1 million ($575 per Unit) was distributed to its limited partners and $1.1 million to its General Partner from distributable sales proceeds from the sale of California Cable Systems. In 1997, $18.8 million ($100 per Unit) was distributed to its limited partners and $189,893 accrued to its General Partner from the (i) discharge of certain proceeds that were deposited into escrow upon the sale of KATC-TV; (ii) discharge of certain proceeds that were deposited into escrow upon the sale of the California Cable Systems; and (iii) release of certain reserves previously established upon the sales of KATC-TV, WREX-TV and the California Cable Systems. In 1998, the $189,893, accrued in 1997, was distributed to its General Partners. In March 1999, $63.4 million ($337 per Unit) will be distributed to its limited partners and $639,939 to its General Partner from (i) distributable sales proceeds from the sale of the Anaheim Stations, (ii) distributable sales proceeds from the sale of the Cleveland Station and (iii) the release of certain reserves previously established upon the sale of the California Cable Systems.

Item 6.   Selected Financial Data.

                                              Year Ended                  Year Ended                   Year Ended
                                           December 25, 1998           December 26, 1997           December 27, 1996
                                           -----------------           -----------------           -----------------

Operating revenues                          $    54,431,493             $    53,223,983              $    71,831,996
                                            ===============             ===============              ===============
Gain on sale of the California
   Cable Systems                            $        -                  $        -                   $   185,609,191
                                            ===============             ===============              ===============

Gain on sale of television
   stations                                 $        -                  $     3,702,725              $        -
                                            ===============             ===============              ===============

Gain on sale of C-ML Radio                  $     2,752,975             $        -                   $        -
                                            ===============             ===============              ===============


Write-off of fixed assets                   $       859,078             $        -                   $        -
                                            ===============             ===============              ===============


Net Income                                  $    14,169,444             $    19,467,688              $   189,711,304
                                            ===============             ===============              ===============

Net Income per Unit of Limited
   Partnership Interest                     $         74.62             $        102.52              $        999.04
                                            ===============             ===============              ===============


Number of Units                                     187,994                     187,994                      187,994
                                            ===============             ===============              ===============

                                                 As of                       As of                       As of
                                           December 25, 1998           December 26, 1997           December 27, 1996
                                           -----------------           -----------------           -----------------

Total Assets                                $   161,792,619             $   156,646,178              $   160,994,824
                                            ===============             ===============              ===============
Borrowings                                  $    41,993,137             $    54,244,038              $    60,348,428
                                            ===============             ===============              ===============

                                                  Year Ended                   Year Ended
                                               December 29, 1995            December 30, 1994
                                              ------------------           ------------------

Operating revenues                             $    109,214,031              $   105,910,208
                                               ================              ===============

Gain on sale of television stations            $     22,796,454              $        -
                                               ================              ===============

Net Income/(Loss)                              $     21,490,240              $    (1,450,756)
                                               ================              ===============

Net Income/(Loss) per Unit of Limited
   Partnership Interest                        $         113.17              $         (7.64)
                                               ================              ===============


Number of Units                                         187,994                      187,994
                                               ================              ===============

                                                     As of                       As of
                                               December 29, 1995           December 30, 1994
                                               -----------------           -----------------

Total Assets                                   $    210,198,496              $   238,330,358
                                               ================              ===============
Borrowings                                     $    182,821,928              $   218,170,968
                                               ================              ===============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources.

As of December 25, 1998, Registrant had $101,394,305 in cash and cash equivalents. Of this amount, approximately $42.2 million is restricted for use at the operating level of the Venture (as defined below) to fund capital expenditure programs and satisfy future non-recourse debt service requirements (including annual principal payments of $20 million, $10 million of which is Registrant's share, which commenced November 30, 1998) and approximately $23.2 million ($6.1 million of which is being released for the March 1999 cash distribution; see below) is held in cash to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems prior to and resulting from their sale. In addition, approximately $26.8 million is being held for use at the operating level of Registrant's other remaining media properties, and all remaining cash and cash equivalents are available to Registrant for uses as provided in the Partnership Agreement. As of December 25, 1998, the amount payable for accrued management fees and expenses owed to the General Partner amounted to approximately $1.4 million.

Registrant's ongoing cash needs will be to fund debt service, capital and operating expenditures and required working capital as well as to provide for costs and expenses related to the purported class action lawsuit (see below).

During the year ended December 25, 1998, interest paid was $5,070,031 and principal repayments of $12,250,901 were made. During 1999, Registrant is required by its various debt agreements to make scheduled principal repayments of $10.0 million under all its debt agreements after the repayment in full of the Wincom-WEBE-WICC Loan during the first quarter of 1999.

On March 1, 1999, Registrant declared a $337 per $1,000 limited partnership unit ("Unit") cash distribution (less applicable state and federal withholding taxes) totaling $63,353,978 that will be made to partners on March 30 and 31, 1999. In addition, a cash distribution of $636,939 will be paid to the General Partner representing its 1% share. The funds for this distribution have been derived from: (i) distributable sales proceeds from the sale of the Anaheim Stations;
(ii) distributable  sales proceeds from the sale of the Cleveland  Station;  and
(iii) amounts released from certain reserves previously established upon the sale of the California Cable Systems. In accordance with the terms of the Partnership Agreement, funds from sales reserves are distributed to partners of record as of the date of their release (the date when Registrant determines such reserves are no longer necessary), rather than to partners of record on the date of such sale. Accordingly, the limited partners' portion of such distribution has been composed of the following: (a) $119 per Unit (totaling $22,371,286) from distributable sales proceeds from the January 4, 1999 sale of the Anaheim Stations, which will be paid to partners of record as of January 4, 1999; (b) $186 per Unit (totaling $34,966,884) from distributable sales proceeds from the January 28, 1999 sale of the Cleveland Station, which will be paid to partners of record as of January 28, 1999; and (c) $32 per Unit (totaling $6,015,810) from amounts released from reserves established in connection with the 1996 sale of the California Cable Systems (see above), which will be paid to partners of record on March 1, 1999.

As of December 25, 1998, Registrant's operating investments in media properties consisted of a 50% interest in a joint venture (the "Venture"), which owns 100% of the stock of Century-ML Cable Corporation ("C-ML Cable"), which owns and operates two cable television systems in Puerto Rico; an FM (WEBE-FM) and AM (WICC-AM) radio station combination in Bridgeport, Connecticut; an FM ("KEZY-FM") and AM ("KORG-AM") radio station combination in Anaheim, California; and Wincom Broadcasting Corporation ("Wincom"), a corporation that owns an FM radio station ("WQAL-FM") in Cleveland, Ohio. On January 4, 1999, Registrant consummated the sale of substantially all of the assets used in the operations of the KEZY-FM and KORG-AM radio station combination (see further discussion under KEZY-FM and KORG-AM below). On January 28, 1999, Registrant consummated the sale of the stock of the WQAL-FM radio station (see further discussion under Wincom below).

In June 1998, the Venture consummated the sale of an FM ("WFID-FM") and AM ("WUNO-AM") radio station, including Noti Uno News, combination and a background music service in San Juan, Puerto Rico ("C-ML Radio") (see further discussion under Puerto Rico Radio below).

On March 5, 1999, Century announced its pending acquisition by Adelphia Communications Corporation. The General Partner continues to explore the various sale alternatives for its interest in C-ML Cable.

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

The  General  Partner  currently   anticipates  that  the  pendency  of  certain
litigation, as discussed below, the related claims against Registrant for indemnification, other costs and expenses related to such litigation, and the involvement of management, will adversely affect (i) the timing of the termination of Registrant, (ii) the amount of proceeds which may be available for distribution, and (iii) the timing of the distribution to the limited partners of the net proceeds from the liquidation of Registrant's assets.

In September 1998, much of Puerto Rico was devastated by Hurricane Georges. Although the final assessment of damage suffered at C-ML Cable is not complete, Registrant's share of damage to the distribution plant of approximately $859,000 was incurred. Since such repairs were not covered by insurance policies, such amount of net plant and equipment was written-off during the year ended December 25, 1998. During the year ended December 25, 1998, Registrant recorded, as revenue, approximately $1.9 million of anticipated insurance recoveries related to subscriber refunds. Registrant is in the process of finalizing an insurance claim related to such hurricane damage at C-ML Cable. The ultimate resolution of these claims is subject to further negotiations with the insurance carrier.

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

Specifically, the plaintiffs allege breach of the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), breach of fiduciary duties, and unjust enrichment by the General Partner in that the General Partner allegedly: (1) improperly deferred and accrued certain management fees and expenses in an amount in excess of $14.0 million; (2) improperly paid itself such fees and expenses out of proceeds from sales of Registrant assets; and (3) improperly paid MultiVision Cable TV Corp., an affiliate of RPMM, supposedly duplicative fees in an amount in excess of $14.4 million.

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting Registrant's and co-defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the ground that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs' time to appeal has not yet expired.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPMM, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the years ended December 25, 1998 and December 26, 1997, Registrant incurred approximately $223,000 and $280,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $503,000 through December 25, 1998.

KEZY-FM and KORG-AM

On January 4, 1999, Registrant consummated a sale to Citicasters Co., a subsidiary of Jacor Communications, Inc. ("Citicasters") of substantially all of the assets, other than cash and accounts receivable, used in the operations of Registrant's radio stations, KORG-AM and KEZY-FM, serving Anaheim, California (the "Anaheim Stations"), pursuant to the asset purchase agreement (the "Anaheim Agreement") dated September 14, 1998, as amended.

The base sales price for the Anaheim Stations was $30,100,000, subject to certain adjustments for the apportionment of income and liabilities as of the closing date, as provided for in the Anaheim Agreement, resulting in a reduction of the base sales price of approximately $20,000.

Pursuant to the Anaheim Agreement, Registrant deposited $1.0 million into an indemnity escrow account against which Citicasters may make indemnification claims for a period of one year after the closing. In addition, Registrant held approximately $5.2 million of the sales proceeds to pay (or to reserve for payment of) expenses and liabilities relating to the operations of the Anaheim Stations prior to the sale as well as wind-down expenses, sale-related expenses and contingent obligations of the Anaheim Stations. The remaining sales proceeds of $23,840,000 will be included in the cash distribution made to partners on March 30, 1999, after accounting for certain expenses of Registrant, in accordance with the terms of the Partnership Agreement. To the extent any amounts reserved or paid into escrow as described above are subsequently discharged, such amounts will be distributed to partners of record as of the date of such discharge from such escrow. In 1999, Registrant will recognize a gain on the sale of the Anaheim Stations.

Wincom

On January 28, 1999, Registrant consummated a sale to Chancellor Media Corporation of Los Angeles ("Chancellor") of the stock of Wincom, pursuant to a stock purchase agreement (the "Cleveland Agreement") dated August 11, 1998. Wincom owns all of the outstanding stock of Win Communications, Inc., which owns and operates the radio station WQAL-FM, serving Cleveland, Ohio (the "Cleveland Station").

The base sales price for the Cleveland Station was $51,250,000, subject to certain adjustments for the apportionment of current assets and liabilities as of the closing date, as provided for in the Cleveland Agreement, resulting in a reduction of the base sales price of approximately $1.6 million.

Pursuant to the Cleveland Agreement, Registrant deposited $2.5 million into an indemnity escrow account against which Chancellor may make indemnification claims for a period of up to two years after the closing; $1.5 million, less any claims previously asserted, will be discharged from such escrow on December 31, 1999. Approximately $2.0 million was used to repay in full the remaining outstanding balance of the Wincom-WEBE-WICC Loan and pursuant to the terms of the Wincom-WEBE-WICC Loan, an initial amount of approximately $7.3 million was paid to the Wincom Bank, pursuant to its 15% residual interest in the net sales proceeds from the sale of Wincom. In addition, Registrant held approximately $2.5 million of the sales proceeds to pay (or to reserve for payment of) wind-down expenses and sale-related expenses. The remaining sales proceeds of $35.4 million will be included in the cash distribution made to partners on March 30, 1999 in accordance with the terms of the Partnership Agreement. To the extent any amounts reserved or paid into escrow as described above are subsequently discharged, such amounts will be distributed to partners of record as of the date of such discharge from such escrow. In 1999, Registrant will recognize a gain on the sale of the Cleveland Station.

Additionally,  in connection  with the Cleveland  Agreement,  WIN and Chancellor entered into a Time Brokerage Agreement, pursuant to which WIN made substantially all of the time on the station available to Chancellor in exchange for a monthly payment by Chancellor to WIN. The Time Brokerage Agreement became effective on October 1, 1998.

On December 31, 1997, the Wincom-WEBE-WICC Loan matured and became due and payable in accordance with its terms. As of that date, $4,244,038 of such amount remained due and payable to the Wincom Bank. Although Registrant remained in default on the Wincom-WEBE-WICC Loan during 1998, it paid $2,250,901 of principal resulting in an outstanding balance of $1,993,137 as of December 25, 1998. In 1999, Registrant repaid the remaining outstanding balance of the Wincom-WEBE-WICC Loan in full, however, the default has not been waived by the Wincom Bank. Pursuant to the terms of the Wincom-WEBE-WICC Loan, an initial amount of approximately $7.3 million was paid to the Wincom Bank in 1999, pursuant to its 15% residual interest in the net sales proceeds from the sale of Wincom (see above).

Puerto Rico Radio

On June 3, 1998, the Venture consummated the sale of C-ML Radio pursuant to a sales agreement entered into in October 1997 between the Venture and Madifide, Inc. The base sales price for C-ML Radio was approximately $11.5 million, approximately $5.8 million of which is Registrant's share, subject to closing adjustments. Pursuant to a local marketing agreement ("LMA") entered into, effective as of October 1, 1997, the buyer was allowed to program the station from such date through the date of sale. C-ML Radio collected a monthly LMA fee from the buyer which was equal to the operating income for that month, provided however, that it not be less than $50,000 nor more than $105,000. The monthly fee was recognized as revenue during the LMA period and Registrant did not recognize any operating revenues nor incur any net operating expenses of C-ML Radio during the LMA period. At the closing, the Venture and Madifide, Inc. entered into escrow agreements pursuant to which the Venture deposited, in aggregate, $725,040, $362,520 of which is Registrant's share, into three separate escrow accounts with respect to which indemnification, benefit, and chattel mortgage claims may be made by Madifide, Inc. for a period of one year. The balance of these escrows, which is being classified on the accompanying Consolidated Balance Sheet as Investments held by escrow agents, was $321,023 as of December 25, 1998. In 1998, Registrant recognized a gain for financial reporting purposes of approximately $2.8 million on the sale of C-ML Radio.

Pursuant to the terms of the outstanding senior indebtedness that jointly finances C-ML Radio and C-ML Cable, the net proceeds, and escrow amounts when discharged, if any, from the resulting sale of C-ML Radio must be retained by the Venture and cannot be distributed to Registrant or its partners. During the year ended December 25, 1998, the Venture paid $20 million, $10 million of which is Registrant's share, of principal under the outstanding senior indebtedness. The outstanding balance as of December 25, 1998 was $80 million, $40 million of which is Registrant's share.

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

In addition, upon closing of the sale of the California Cable Systems, Registrant set aside approximately $40.7 million in a cash reserve to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems' operations prior to and resulting from their sale, as well as a potential purchase price adjustment. In accordance with the terms of the Partnership Agreement, any amounts which may be available for distribution from any unused cash reserves, after accounting for certain other expenses of Registrant including certain expenses incurred after May 31, 1996, will be distributed to partners of record as of the date such unused reserves are released, when Registrant determines such reserves are no longer necessary, rather than to the partners of record on May 31, 1996, the date of the sale. As of December 25, 1998, Registrant had approximately $23.2 million remaining in such cash reserves. On March 1, 1999, reserves in the amount of approximately $6.1 million were released and, in accordance with the terms of the Partnership Agreement, have been included in the cash distribution to be made on March 31, 1999.

Year 2000 Compliance Initiative

The year 2000 ("Y2K") problem is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19". As a result, the year 2000 would be stored as "00", causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems (e.g., computer databases) and non-information technology systems (e.g., elevators) to produce incorrect data or cease operating completely.

Overall, Registrant believes that it has identified and evaluated its internal Y2K problem and that it is devoting sufficient resources to renovating technology systems that are not already Y2K compliant. Registrant has been working with third-party software vendors to ensure that computer programs utilized by Registrant are Y2K compliant. In addition, Registrant has contacted third parties to ascertain whether these entities are addressing the Y2K issue within their own operation.

The Y2K compliance is required at both Registrant's parent level, as well as at Registrant's operating investments in media properties, which currently includes a cable television system and two radio systems (the "Media Properties").

Parent level
The General Partner, through MLMM is responsible for providing administrative and accounting services necessary to support Registrant's operations, including maintenance of the books and records, maintenance of the partner database, issuance of financial reports and tax information to partners and processing distribution payments to partners. In 1995, Merrill Lynch established the Year 2000 Compliance Initiative, which is an enterprisewide effort (of which MLMM is a part) to address the risks associated with the Y2K problem, both internal and external. The integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems. Merrill Lynch continues to survey and communicate with third parties whose Year 2000 readiness is important to the company. Based on the nature of the response and the importance of the product or service involved, Merrill Lynch determines if additional testing is needed.

Merrill Lynch will participate in further industrywide testing currently scheduled for March and April 1999, which will involve an expanded number of firms, transactions, and conditions.

Media Properties level
During 1998, the Media Properties began a review of their computer systems and related software to identify systems and software which might malfunction due to a misidentification of the year 2000. The Media Properties are utilizing both internal and external resources to identify, correct or reprogram, and test systems for Y2K compliance. Most of the Media Properties' customer-related computer systems and databases, including its billing systems, are managed by third parties under contractual arrangements. Those third parties have been requested to advise the Media Properties as to whether they anticipate difficulties in addressing Y2K problems and if so, the nature of such difficulties. The Media Properties are currently undertaking an inventory of all local equipment used in the transmission and reception of all signals to identify items that need to be upgraded or replaced. After evaluating its internal compliance efforts as well as the compliance of third parties, the Media Properties will develop, during 1999, appropriate contingency plans to address situations in which various systems of third parties are not Y2K compliant.

The Media Properties are also participating in an industry wide effort to address Y2K issues with similarly situated companies in order to monitor industry wide efforts and determine appropriate steps to address the anticipated difficulties and potential solutions; the ultimate goal of which is to develop contingency plans which address not only issues of the Media Properties, but also the industry as a whole.


Although Registrant has not finally determined the cost associated with its Year 2000 readiness efforts, Registrant does not anticipate the cost of the Y2K problem to be material to its business, financial condition or results of operations in any given year. However, there can be no guarantee that the systems of other companies on which Registrant's systems rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with Registrant's systems would not have a material adverse effect on Registrant's business, financial condition or results of operations.

Recent Accounting Statements Not Yet Adopted

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities, requiring the recognition of all derivatives as either assets or liabilities and to measure those instruments at fair value, as well as to identify the conditions for which a derivative may be specifically designed as a hedge. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Registrant is still evaluating what effect, if any, SFAS No. 133 will have on the results of operations and financial position of Registrant.

Impact of Legislation and Regulation

The information  set forth in the Legislation and Regulation  Section of Part I,
Item 1. Business, is hereby incorporated by reference and made a part hereof.

Forward Looking Information

In addition to historical information contained or incorporated by reference in this report on Form 10-K, Registrant may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. In order to comply with the terms of the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995, Registrant notes that a variety of factors, many of which are beyond its control, affect its operations, performance, business strategy, and results and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the effect of changing economic and market conditions, trends in business and finance, trends in investor sentiment, the level of volatility of interest rates, the actions undertaken by both current and potential new competitors, the impact of current, pending, and future legislation and regulation both in the United States and throughout the world, and the other risks and uncertainties detailed in this Form 10-K. Registrant undertakes no responsibility to update publicly or revise any forward-looking statements.

Results of Operations.

For the years ended December 25, 1998 and December 26, 1997:

Net Income.

Registrant's net income for the year ended December 25, 1998 was approximately $14.2 million, as compared to net income of approximately $19.5 million for the 1997 period. The decrease in net income for the 1998 period resulted primarily from the approximate $3.7 million gain in connection with the sales of WREX and KATC which were recognized in the 1997 period, offset by the approximate $2.8 million gain in connection with the sale of C-ML Radio in 1998, as well as the effect on operations of such sales and other factors described below.

Operating Revenues.

During the years ended December 25, 1998 and December 26, 1997, Registrant had total operating revenues of approximately $54.4 million and $53.2 million, respectively. The approximate $1.2 million increase in operating revenues was primarily due to an increase of approximately $3.2 million in operating revenues at C-ML Cable partially offset by a decrease of approximately $1.9 million in operating revenues at C-ML Radio and a decrease of approximately $954,000 at Wincom. The increase in operating revenues at C-ML Cable reflects an increase in the number of basic subscribers from 123,990 as of December 26, 1997, to 130,518 as of December 25, 1998, an increase in premium revenues due to an increase in premium subscriptions, as well as an increase in advertising sales. The decrease in operating revenues at C-ML Radio is due to the recognition of a monthly fee instead of actual operating revenues and expenses, in accordance with the LMA entered into during the fourth quarter of 1997 as well as the effect of the sale of C-ML Radio on June 3, 1998. The remaining increases or decreases in operating revenues at Registrant's other properties were immaterial, either individually or in the aggregate.

Interest Income.

During the years ended December 25, 1998 and December 26, 1997, Registrant earned interest income of approximately $2.7 million and $3.4 million, respectively. The decrease is due primarily to interest earned on the lower average cash reserve balances that existed during 1998 resulting from the fourth quarter 1997 cash distribution.

Property Operating Expense.

During the years ended December 25, 1998 and December 26, 1997, Registrant incurred property operating expenses from year to year of approximately $18.4 million and $19.2 million, respectively. The approximate $757,000 decrease in property operating expenses from year to year was primarily due to a decrease of approximately $1.3 million at C-ML Radio, which resulted from the recognition of a monthly fee instead of actual operating revenues and expenses, in accordance with the LMA entered into during the fourth quarter of 1997, as well as the effect of the sale of C-ML Radio on June 3, 1998 and a decrease of approximately $648,000 at Wincom due to the entering into an LMA on October 1, 1998. This decrease was partially offset by an increase of approximately $1.2 million at C-ML Cable, which resulted from expenses directly related to an increase in operating revenues, increased maintenance costs, as well as an increase in overtime expenses due to Hurricane Georges. The remaining increases or decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

General and Administrative Expense.

During the years ended December 25, 1998 and December 26, 1997, Registrant incurred general and administrative expenses of approximately $12.8 million and $7.9 million, respectively. The approximate $4.9 million increase in total general and administrative expenses from year to year was primarily due to an increase of approximately $4.4 million at C-ML Cable and approximately $649,000 at C-ML Radio, both primarily due to an increase in the provision for income taxes for the 1998 period as the joint venture had used its remaining net operating loss carryforwards and is now a taxpayer, and by an increase of approximately $747,000 at Wincom due primarily to the forgiveness of a receivable. These increases were partially offset by a decrease of approximately $434,000 resulting from the receipt, in 1998, of tax assessment refunds related to the California Cable Systems and a decrease of approximately $375,000 at Wincom resulting from the recognition of a monthly fee instead of actual operating revenues and expenses, in accordance with the LMA entered into during the fourth quarter of 1998. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Depreciation and Amortization Expense.

During the years ended December 25, 1998 and December 26, 1997, Registrant's depreciation and amortization expense totaled approximately $7.5 million. The depreciation and amortization expense remained flat from year to year primarily due to an increase of approximately $351,000 at C-ML Cable partially due to a net increase in the asset base resulting from the plant expansion, partially offset by a combined decrease of approximately $157,000 at the Wincom-WEBE-WICC Group due to certain assets becoming fully amortized at the end of 1997, a decrease of approximately $110,000 at C-ML Radio resulting from the sale of C-ML Radio on June 3, 1998 and a decrease of approximately $94,000 at the Anaheim Stations due to assets becoming fully depreciated in 1997 and early 1998. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in the aggregate.

For the years ended December 26, 1997 and December 27, 1996:

Net Income.

Registrant's net income for the year ended December 26, 1997 was approximately $19.5 million, as compared to net income of approximately $189.7 million for the 1996 period. The decrease in net income for the 1997 period resulted primarily from the gain recognized in connection with the sale of the California Cable Systems during the second quarter of 1996, as well as the effect on operations of such sale and other factors described below.

Operating Revenues.

During the years ended December 26, 1997 and December 27, 1996, Registrant had total operating revenues of approximately $53.2 million and $71.8 million, respectively. The approximate $18.6 million decrease in operating revenues was primarily due to a decrease of approximately $24.1 million in operating revenues resulting from the sale of the California Cable Systems during the second quarter of 1996, partially offset by an increase in operating revenues at C-ML Cable of approximately $2.2 million as well as a combined increase of approximately $3.4 at the Wincom-WEBE-WICC Group. The increase in operating revenues at C-ML Cable reflects an increase in the number of basic subscribers during 1997, and implementation of rate increases. The average level of basic subscribers at C-ML Cable increased to 120,664 in 1997 from 116,497 in 1996, and the total number of basic subscribers increased to 123,990 at the end of 1997 from 117,338 at the end of 1996. Total premium subscriptions decreased to 68,445 at the end of 1997 from 75,760 at the end of 1996 at C-ML Cable due to the Disney Channel being switched to the basic channel line-up. The combined increase in operating revenues at the Wincom-WEBE-WICC Group is due to stronger market conditions at all three stations, including higher advertising rates arising from increased ratings. The remaining increases or decreases in operating revenues were immaterial, either individually or in the aggregate.

Interest Income.

During the years ended December 26, 1997 and December 27, 1996, Registrant earned interest income of approximately $3.4 million and $3.7 million, respectively. The decrease is due primarily to interest earned on the lower average cash balances that existed during 1997 and the interest earned on the higher cash balances that existed during 1996 related to the sale of KATC, WREX and the California Cable Systems.

Property Operating Expense.

During the years ended December 26, 1997 and December 27, 1996, Registrant incurred property operating expenses of approximately $19.2 million and $25.4 million, respectively. The approximate $6.2 million decrease in total property operating expenses from year to year was primarily due to the sale of the California Cable Systems during the second quarter of 1996, offset by an increase of approximately $1.2 million at C-ML Cable due to expenses directly related to the increase in operating revenues, as well as increased marketing costs and $1.2 million increase at the combined Wincom-WEBE-WICC Group due to increased sales compensation resulting from higher revenues as well as increased advertising, marketing, and programming expense incurred to combat increased competition. The remaining increases or decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

General and Administrative Expense.

During the years ended December 26, 1997 and December 27, 1996, Registrant incurred general and administrative expenses of approximately $7.9 million and $14.1 million, respectively. The approximate $6.2 million decrease in total general and administrative expenses from year to year was primarily due to the sale of the California Cable Systems during the second quarter of 1996 as well as a $1.1 million decrease at C-ML Cable due to the recognition of tax benefit items in 1997. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Depreciation and Amortization Expense.

During the years ended December 26, 1997 and December 27, 1996, Registrant's depreciation and amortization expense totaled approximately $7.5 million and $20.2 million, respectively. The approximate $12.7 million decrease in total depreciation and amortization expense from year to year was primarily due to the sale of the California Cable Systems during the second quarter of 1996 as well as a decrease at C-ML Cable which primarily resulted from the write-off of certain fixed assets during 1996. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in the aggregate.

Additional Operating Information

Registrant holds a 50% interest in the Venture, which in turn, through C-ML Cable, passed 293,670 homes, provided basic cable television service to 130,518 subscribers and accounted for 80,072 pay subscriptions as of December 25, 1998. The following table shows the numbers of basic subscribers and pay subscriptions at C-ML Cable:

                                            As of                       As of                        As of
                                       December 25, 1998           December 26, 1997           December 27, 1996
                                       -----------------           -----------------           -----------------

Homes Passed                                     293,670                     284,450                     276,858
-----------------                      =================           =================           =================

Basic Subscribers                                130,518                     123,990                     117,338
-----------------                      =================           =================           =================

Pay Subscriptions                                 80,072                      68,445                      75,760
-----------------                      =================           =================           =================



The overall number of homes passed by C-ML Cable increased from the end of 1996 to the end of 1998 due primarily to the extension of cable plant to pass incremental homes, and the number of basic subscribers increased during the same period. This is due to the extension of cable service to pass additional homes, as well as to an increased level of marketing. The number of pay subscriptions at C-ML Cable decreased from the end of 1996 to the end of 1997, primarily due to the Disney channel being switched to the basic channel line-up, and increased from the end of 1997 to the end of 1998 due to marketing promotions for Showtime and The Movie Channel during the first half of 1998.

As of December 25, 1998, Registrant operated five radio stations in three cities in the continental United States. Each of Registrant's broadcast properties competes with numerous other outlets in its area, with the number of competing outlets varying from location to location. Stations are rated in each market versus competitors based on the number of viewers or listeners tuned to the various outlets in that market.

The information set forth below briefly describes, for each station owned by Registrant, the number of competitors that each station faces in its market and the station's ranking in that market, where applicable.

Registrant's radio station WQAL-FM in Cleveland, Ohio competed with approximately 25 other radio stations in the Cleveland market according to Arbitron, an accepted industry source. According to Arbitron, the station was ranked number four in the market in its key demographic of women 25-54 as of the Fall, 1998 rating period.

Registrant's radio stations WEBE-FM and WICC-AM in Fairfield County, Connecticut compete with approximately 45 other rated radio stations in the Fairfield County market according to Arbitron. According to Arbitron, WEBE-FM was ranked number one in Fairfield County and WICC-AM was ranked number two in Bridgeport, Connecticut in terms of listeners 12+ as of the Fall, 1998 rating period.

While reliable data is available from Arbitron for Registrant's radio stations in Anaheim, California, this information was not available to Registrant, since it did not subscribe to Arbitron or any other ratings service in the Anaheim market.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

As of December 25, 1998, Registrant maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on Registrant's financial position.

Registrant's outstanding long-term debt as of December 25, 1998, bears interest at fixed rates, therefore, changes in interest rates would have no effect on Registrant's results of operations.

Item 8.   Financial Statements and Supplementary Data.

                                TABLE OF CONTENTS

                             ML Media Partners, L.P.

Independent Auditors' Report

Consolidated Balance Sheets as of December 25, 1998 and
December 26, 1997

Consolidated Income Statements for the Three Years
Ended December 25, 1998

Consolidated Statements of Cash Flows for the Three Years
 Ended December 25, 1998

Consolidated Statements of Changes in Partners'
Capital/(Deficit) for the Three Years Ended December 25, 1998

Notes to Consolidated Financial Statements for the
Three Years Ended December 25, 1998

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

INDEPENDENT AUDITORS' REPORT

ML Media Partners, L.P.:

We have audited the accompanying consolidated financial statements of ML Media Partners, L.P. (the "Partnership") and its affiliated entities, as listed in the accompanying table of contents. These consolidated financial statements are the responsibility of the Partnership's general partner. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership and its affiliated entities as of December 25, 1998 and December 26, 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 25, 1998 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP

New York, New York
March 12, 1999

                             ML MEDIA PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 25, 1998 AND DECEMBER 26, 1997
--------------------------------------------------------------------------------

                                                                          1998               1997
                                                                      ----------           -------

ASSETS:
Cash and cash equivalents                                          $ 101,394,305      $  92,872,891
Investments held by escrow agents                                        321,023               -
Accounts receivable (net of allowance for doubtful
   accounts of $540,407 and $328,702, respectively)                    4,211,614          5,550,419
Prepaid expenses and deferred charges (net of
   accumulated amortization of $1,681,486 and
   $3,640,331, respectively)                                             478,957          1,355,810
Property, plant and equipment - net                                   26,286,171         23,564,815
Intangible assets - net                                               16,445,250         28,492,491
Assets held for sale                                                   9,459,781          2,906,500
Other assets                                                           3,195,518          1,903,252
                                                                   -------------      -------------
TOTAL ASSETS                                                       $ 161,792,619      $ 156,646,178
                                                                   =============      =============
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
Borrowings                                                         $  41,993,137      $  54,244,038
Accounts payable and accrued liabilities                              25,407,464         22,252,266
Subscriber advance payments                                            1,585,448          1,512,748
                                                                   -------------      -------------
Total Liabilities                                                     68,986,049         78,009,052
                                                                   =============      =============

(Continued on the following page.)

                             ML MEDIA PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 25, 1998 AND DECEMBER 26, 1997
                                   (continued)
--------------------------------------------------------------------------------

                                                            Notes                    1998              1997
                                                            -----                   -------          --------

Commitments and Contingencies                                5,7

Partners' Capital:
General Partner:
   Capital contributions, net of offering expenses                                 1,708,299         1,708,299
   Cumulative cash distributions                                                  (1,357,734)       (1,357,734)
   Cumulative income                                                                 640,418           498,724
                                                                                ------------      ------------
                                                                                     990,983           849,289
                                                                                ------------      ------------
Limited Partners:
   Capital contributions, net of offering expenses
      (187,994 Units of Limited Partnership Interest)                           169,121,150        169,121,150
   Tax allowance cash distribution                                               (6,291,459)        (6,291,459)
   Cumulative cash distributions                                               (134,415,710)      (134,415,710)
   Cumulative income                                                             63,401,606         49,373,856
                                                                                -----------        -----------
                                                                                 91,815,587         77,787,837
                                                                                -----------        -----------
Total Partners' Capital                                                          92,806,570         78,637,126
                                                                                -----------        -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                        $161,792,619       $156,646,178
                                                                               ============       ============


See Notes to Consolidated Financial Statements.

                             ML MEDIA PARTNERS, L.P.
                         CONSOLIDATED INCOME STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 25, 1998
--------------------------------------------------------------------------------

                                                     1998                    1997                      1996
                                                ------------             -------------             ------------

REVENUES:
Operating revenues                             $  54,431,493              $   53,223,983          $   71,831,996
Interest                                           2,737,050                   3,352,983               3,692,033
Gain on sale of C-ML Radio                         2,752,975                       -                       -
Gain on sale of the California
   Cable Systems                                      -                            -                 185,609,191
Gain on sale of WREX                                  -                        2,005,498                   -
Gain on sale of KATC                                  -                        1,697,227                   -
                                               -------------              --------------           -------------
Total revenues                                    59,921,518                  60,279,691             261,133,220
                                               -------------              --------------           -------------
COSTS AND EXPENSES:
Property operating                                18,444,239                  19,201,288              25,351,743
General and administrative                        12,768,670                   7,858,645              14,142,538
Depreciation and amortization                      7,451,585                   7,457,623              20,238,004
Interest expense                                   5,020,814                   5,082,776              10,352,597
Management fees                                    1,207,688                   1,211,671               1,337,034
Write-off of fixed assets                            859,078                       -                       -
                                               -------------              --------------           -------------
Total costs and expenses                          45,752,074                  40,812,003              71,421,916
                                               -------------              --------------           -------------
NET INCOME                                     $  14,169,444              $   19,467,688           $ 189,711,304
                                               =============              ==============           =============
PER UNIT OF LIMITED
 PARTNERSHIP INTEREST:

NET INCOME                                     $       74.62              $       102.52           $      999.04
                                               =============              ==============           =============
Number of Units                                      187,994                     187,994                 187,994
                                               =============              ==============           =============


See Notes to Consolidated Financial Statements.


                             ML MEDIA PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 25, 1998


                                                                         1998                     1997                     1996
                                                                    -------------            -------------            -------------
Cash flows from operating activities:
Net income                                                          $  14,169,444            $  19,467,688            $ 189,711,304
Adjustments to reconcile
  net income to net cash provided by operating activities:
Depreciation and amortization                                           7,451,585                7,457,623               20,238,004
Bad debt expense/ (recovery), net                                         318,676                 (117,767)                 360,989
Gain on sale of C-ML Radio                                             (2,752,975)                    --                       --
Gain on sale of the California Cable Systems                                 --                       --               (185,609,191)
Gain on sale of WREX                                                         --                 (2,005,498)                    --
Gain on sale of KATC                                                         --                 (1,697,227)                    --
Write-off of fixed assets                                                 859,078                     --                       --
Changes in operating assets and liabilities:
  (Increase)/Decrease:
    Investments held by escrow agents                                    (321,023)               6,244,252               (5,244,252)
    Accounts receivable                                                 1,487,818                  683,226                4,387,235
    Prepaid expenses and deferred charges                                 758,495                 (536,204)                 396,823
    Other assets                                                       (1,404,799)                (680,267)                 (62,218)
  Increase/(Decrease):
    Accounts payable and accrued liabilities                            2,855,383                7,775,070              (10,445,177)
    Subscriber advance payments                                            72,700                  (33,087)                (101,592)
                                                                     ------------             ------------             ------------
Net cash provided by operation activities                            $ 23,494,382             $ 36,557,809             $ 13,631,925
                                                                     ------------             ------------             ------------



(Continued on the following page.)


                             ML MEDIA PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE YEARS ENDED DECEMBER 25, 1998
                                   (continued)


                                                                           1998                    1997                    1996
                                                                      -------------           -------------           -------------
Cash flows from investing activities:
Proceeds from sale of C-ML Radio                                          5,768,750                    --                      --
Purchase of property,  plant and equipment                               (8,120,457)             (7,917,343)             (8,236,792)
Intangible assets                                                              --                      --                   (10,000)
Proceeds from sale of the
  California Cable Systems                                                     --                      --               286,000,000
Payment of costs
  incurred related to sale
  of the California Cable Systems                                          (138,970)             (2,455,065)             (8,256,285)
Payment of costs
  incurred related to sale of C-ML Radio                                    (41,497)                   --                    --
                                                                       ------------             -----------           -------------
Net cash (used in)/ provided by investing activities                     (2,532,174)            (10,372,408)            269,496,923
                                                                       ------------             -----------           -------------
Cash flows from financing activities:
Principal payments on borrowings                                        (12,250,901)             (6,104,390)           (122,473,500)
Cash distributions                                                         (189,893)            (18,799,400)           (109,188,434)
                                                                       ------------             -----------           -------------
Net cash used in financing activities                                   (12,440,794)            (24,903,790)           (231,661,934)
                                                                       ------------             -----------           -------------
Net increase in cash and cash equivalents                                 8,521,414               1,281,611              51,466,914
Cash and cash equivalents at beginning of year                           92,872,891              91,591,280              40,124,366
                                                                       ------------             -----------           -------------

Cash and cash equivalents at end of year                              $ 101,394,305           $  92,872,891           $  91,591,280
                                                                      =============           =============           =============
Cash paid for interest                                                $   5,070,031           $   5,614,297           $  10,772,817
                                                                      =============           =============           =============

See Notes to Consolidated Financial Statements.



                             ML MEDIA PARTNERS, L.P.
        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL/(DEFICIT)
                   FOR THE THREE YEARS ENDED DECEMBER 25, 1998


                                                                        General      Limited
                                                                        Partner      Partners            Total
                                                                      ----------    ------------     -------------
1996:

Partners' Capital/(Deficit) as of December 30, 1995                $      39,276   $   (2,403,415)  $   (2,364,139)

   Net Income                                                          1,897,113      187,814,191      189,711,304
   Cash Distribution                                                  (1,091,884)    (108,096,550)    (109,188,434)
                                                                   -------------    -------------   --------------
Partners' Capital as  of December 27, 1996                               844,505       77,314,226       78,158,731

1997:

   Net Income                                                            194,677       19,273,011       19,467,688
   Cash Distribution                                                    (189,893)     (18,799,400)     (18,989,293)
                                                                   -------------    -------------   --------------
Partners' Capital as of December 26, 1997                                849,289       77,787,837       78,637,126

1998:

   Net Income                                                            141,694       14,027,750       14,169,444
                                                                   -------------    -------------   --------------
Partners' Capital as of December 25, 1998                          $     990,983    $  91,815,587    $  92,806,570
                                                                   =============    =============   ==============

  See Notes to Consolidated Financial Statements.

                             ML MEDIA PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 25, 1998
--------------------------------------------------------------------------------


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

As of December 25, 1998, the Partnership's operating investments in media properties consisted of:

      a 50% interest in a joint venture (the "Venture"), which owns 100% of the stock of Century-ML Cable Corporation ("C-ML Cable Corp."), and all of the assets of Community Cable-Vision of Puerto Rico, Inc., Community Cablevision of Puerto Rico Associates, and Community Cablevision Incorporated.

      an AM (WICC-AM) and FM (WEBE-FM) radio station combination in Bridgeport, Connecticut;

      an AM (KORG-AM) and FM (KEZY-FM) radio station combination in Anaheim, California; and

      Wincom Broadcasting Corporation ("Wincom"), a corporation that owns an FM radio station (WQAL-FM) in Cleveland, Ohio.

On January 4, 1999, the Partnership consummated the sale of substantially all of the assets used in the operations of the KORG-AM and KEZY-FM radio station combination. In addition, on January 28, 1999, the Partnership consummated the sale of the stock of the WQAL-FM radio station (see Note 12).

Reclassifications

Certain reclassifications were made to the 1996 consolidated income statement to conform with the current period's presentation.

Basis of Accounting and Fiscal Year

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes. Pursuant to generally accepted accounting principles, the Partnership recognizes revenue as various services are provided. The Partnership consolidates its 100% interest in Wincom; its 99.999% interests in WEBE-FM, WICC-AM, KEZY-FM and KORG-AM and its pro rata 50% interest in the Venture. In addition, the Partnership consolidated California Cable Systems, KATC-TV and WREX-TV prior to their respective dispositions (see Note 2). All intercompany accounts have been eliminated. The fiscal year of the Partnership ends on the last Friday of each calendar year.

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

Intangible Assets and Deferred Charges

Intangible assets and deferred charges are being amortized on a straight-line basis over various periods as follows:

          Franchise                                    life of the franchise
          Other Intangibles                            various
          Deferred Costs                               4-10 years


The excess of cost over fair value of net assets acquired ("Goodwill") in business combinations consummated since inception of the Partnership is being amortized over forty years using the straight-line method.

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

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Recent Accounting Statements Adopted

The Partnership adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", during the year ended December 25, 1998 which changes the way that the Partnership reports information about its operating segments (see Note 8).

Recent Accounting Statements Not Yet Adopted

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities, requiring the recognition of all derivatives as either assets or liabilities and to measure those instruments at fair value, as well as to identify the conditions for which a derivative may be specifically designed as a hedge. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Partnership is still evaluating what effect, if any, SFAS No. 133 will have on the results of operations and financial position of the Partnership.


2.        DISPOSITION OF ASSETS

Puerto Rico Radio

On June 3, 1998, the Venture consummated the sale of an FM (WFID-FM) and an AM (WUNO-AM) radio station, including Noti Uno News, combination and a background music service in San Juan, Puerto Rico ("C-ML Radio") pursuant to a sales agreement entered into in October 1997 between the Venture and Madifide, Inc.
The base sales price for C-ML Radio was approximately $11.5 million, approximately $5.8 million of which is the Partnership's share, subject to closing adjustments. Pursuant to a local marketing agreement ("LMA") entered into, effective as of October 1, 1997, the buyer was allowed to program the station from such date through the date of sale. C-ML Radio collected a monthly LMA fee from the buyer which was equal to the operating income for that month, provided however, that it not be less than $50,000 nor more than $105,000. The monthly fee was recognized as revenue during the LMA period and the Partnership did not recognize any operating revenues nor incur any net operating expenses of C-ML Radio during the LMA period. At the closing, the Venture and Madifide, Inc. entered into escrow agreements pursuant to which the Venture deposited, in aggregate, $725,040, $362,520 of which is the Partnership's share, into three separate escrow accounts with respect to which indemnification, benefit, and chattel mortgage claims may be made by Madifide, Inc. for a period of one year. The balance of these escrows, which is being classified on the accompanying Consolidated Balance Sheet as Investments held by escrow agents, was $321,023 as of December 25, 1998. In 1998, the Partnership recognized a gain for financial reporting purposes of approximately $2.8 million on the sale of C-ML Radio.

Pursuant to the terms of the outstanding senior indebtedness that jointly finances C-ML Radio and C-ML Cable, the net proceeds, and escrow amounts when discharged, if any, from the resulting sale of C-ML Radio must be retained by the Venture and cannot be distributed to the Partnership or its partners.

California Cable Systems

On November 28, 1994, the Partnership entered into an agreement (the "Asset Purchase Agreement") with Century Communications Corp. ("Century") to sell to Century substantially all of the assets used in the Partnership's California Cable Operation serving the Anaheim, Hermosa Beach/Manhattan Beach, Rohnert Park/Yountville and Fairfield communities (the "California Cable Systems"). On May 31, 1996, the Partnership consummated such sale pursuant to the terms of the Asset Purchase Agreement. The base purchase price for the California Cable Systems was $286 million, subject to certain adjustments including an operating cash flow, as well as, a working capital adjustment, as provided in the Asset Purchase Agreement. In 1996, the Partnership recognized a gain for financial reporting purposes of approximately $185.6 million on the sale of the California Cable Systems.

In addition, upon closing of the sale of the California Cable Systems, the Partnership set aside approximately $40.7 million in a cash reserve to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems' operations prior to and resulting from their sale, as well as a potential purchase price adjustment. In accordance with the terms of the Partnership Agreement, any amounts which may be available for distribution from any unused cash reserves, after accounting for certain other expenses of the Partnership including certain expenses incurred after May 31, 1996, will be distributed to partners of record as of the date such unused reserves are released, when the Partnership determines such reserves are no longer necessary, rather than to the partners of record on May 31, 1996, the date of the sale. As of December 25, 1998, the Partnership had approximately $23.2 million ($6.1 million of which is being released for the March 1999 cash distribution; see Note 12) remaining in such cash reserves.

KATC

On June 24, 1997, the Partnership received the discharge of escrowed proceeds of $1.0 million (and approximately $100,000 of interest earned thereon) generated from the 1995 sale of KATC-TV, Lafayette, Louisiana ("KATC"). In addition, effective August 14, 1997, approximately $1.5 million, a portion of the reserve established at the time of the KATC sale, was released. In accordance with the terms of the Partnership Agreement, the amount of such released reserve and discharged escrowed proceeds, after accounting for certain expenses of the Partnership, were included in the cash distribution made to partners on November 25, 1997. In addition, effective December 26, 1997, the remaining reserve established at the time of the 1995 sale of KATC, of approximately $218,000 was released. Thus, during 1997, the Partnership recognized a gain on sale of KATC of approximately $1.7 million resulting from the release of reserves and reversal of previous accruals.

WREX

Effective August 14, 1997, approximately $1.8 million, a portion of the reserve established at the time of the 1995 sale of WREX-TV, Rockford, Illinois
("WREX"), was released. In accordance with the terms of the Partnership Agreement, such released reserve amount, after accounting for certain expenses of the Partnership, were included in the cash distribution made to partners on November 25, 1997. In addition, effective December 26, 1997, the remaining reserve established at the time of the 1995 sale of WREX of approximately $161,000 was released. Thus, during 1997, the Partnership recognized a gain on sale of WREX of approximately $2.0 million resulting from the release of reserves and reversal of previous accruals.

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                                                As of                  As of
                                                              December 25,         December 26,
                                                                   1998                 1997
                                                              ------------         ------------

Land and Improvements                                         $    171,728         $    549,613

Buildings                                                        1,778,352            2,070,652

Cable Distribution Systems  and Equipment
                                                                38,339,159           34,773,035

Other                                                              914,713            1,124,352
                                                              ------------         ------------
                                                                41,203,952           38,517,652

Less accumulated depreciation                                  (14,917,781)         (14,952,837)
                                                              ------------         ------------
Property, plant and equipment, net
                                                              $ 26,286,171         $ 23,564,815
                                                              ============         ============

4.   INTANGIBLE ASSETS

Intangible assets consisted of the following:

                                                                As of                    As of
                                                              December 25,            December 26,
                                                                  1998                   1997
                                                              ------------         ------------

Goodwill                                                     $  17,701,805          $  41,611,143
Franchises                                                      35,315,562             35,315,562
Other                                                              761,624              8,916,911
                                                              ------------          -------------
                                                                53,778,991             85,843,616

Less accumulated amortization                                  (37,333,741)           (57,351,125)
                                                              ------------          -------------
Intangible assets, net                                       $  16,445,250          $  28,492,491
                                                             =============          =============


5.   BORROWINGS

The aggregate amount of borrowings as reflected on the Consolidated Balance Sheets of the Partnership is as follows:

                                                                      As of                       As of
                                                                  December 25,                December 26,
                                                                      1998                        1997
                                                                  ------------                ------------
  A)  C-ML Notes/Credit Agreement                                 $  40,000,000               $  50,000,000
  B)  Restructuring Agreement/Wincom-WEBE-WICC Loan                   1,993,137                   4,244,038
                                                                  -------------               -------------
                                                                  $  41,993,137               $  54,244,038
                                                                  =============               =============

A) Borrowings under the C-ML Notes bear semi-annual interest at a fixed annual rate of 9.47%. Beginning November 30, 1998, annual principal payments of $20 million, of which the Partnership's share is $10 million (see Note 9), commenced and will continue thereafter until November 30, 2002. The C-ML Notes require that C-ML Cable maintain certain ratios such as debt to operating cash flow, interest expense coverage and debt service coverage and restricts such items as cash distributions and certain additional indebtedness. Borrowings under the C-ML Notes are nonrecourse to the Partnership and are collateralized with substantially all of the Venture's interest in C-ML Cable as well as by all of the assets of C-ML Cable.

         As of December 25, 1998 and December 26, 1997, outstanding borrowings under the C-ML Notes totaled $80 million, of which the Partnership's share is $40 million, and $100 million, of which the Partnership's share is $50 million, respectively.

B) In 1993 the Partnership and Chemical Bank (the "Wincom Bank") executed an agreement amending the Wincom-WEBE-WICC Loan (the "Restructuring Agreement") into three notes as follows: a Series A Term Loan in the amount of $13.0 million; a Series B Term Loan in the amount of approximately $11.7 million; and a Series C Term Loan in the amount of approximately $2.0 million, which was forgiven by the Wincom Bank on October 1, 1993 pursuant to the terms of the Restructuring Agreement.

         The Series A Term Loan bears interest, payable monthly, at the Wincom Bank's Alternate Base Rate plus 1-3/4% with principal payments due quarterly through final maturity.

         The Series B Term Loan bears interest at a rate equal to the Wincom Bank's Alternate Base Rate plus 1-3/4% beginning on April 30, 1994, with interest payments accruing, and payable annually only from Excess Cash Flow through final maturity.

         On December 31, 1997, the Wincom-WEBE-WICC Loan matured and became due and payable in accordance with its terms. As of that date, $4,244,038 of such amount remained due and payable to the Wincom Bank. Although the Partnership remained in default on the Wincom-WEBE-WICC Loan during 1998, it paid $2,250,901 of principal resulting in an outstanding balance of $1,993,137 as of December 25, 1998. In 1999, the Partnership repaid the remaining outstanding balance of the Wincom-WEBE-WICC Loan in full, however, the default has not been waived by the Wincom Bank.

         Borrowings under the Wincom-WEBE-WICC Loan remain nonrecourse to the Partnership and remain collateralized with substantially all of the assets of the Wincom-WEBE-WICC group.

         Any remaining Net Cash Proceeds (as defined in the Restructuring Agreement), from the sale of the stations in the Wincom-WEBE-WICC group, after the principal and interest of the Wincom-WEBE-WICC Loan is paid in full, will be divided between the Partnership and the Wincom Bank, with the Partnership receiving 85% and the Wincom Bank receiving 15%, respectively. Pursuant to the terms of the Wincom-WEBE-WICC Loan, an initial amount of approximately $7.3 million was paid to the Wincom Bank in 1999, pursuant to its 15% residual interest in the net sales proceeds from the sale of Wincom (see Note 12).

As of December 25, 1998, the annual aggregate amounts of principal payments (inclusive of defaulted principal payments totaling $1,993,137) required for the borrowings as reflected in the Consolidated Balance Sheet of the Partnership are as follows:

                         Year Ending          Principal Amount
                             1999               $11,993,137
                             2000                10,000,000
                             2001                10,000,000
                             2002                10,000,000
                          Thereafter                      0
                                                -----------
                                                $41,993,137
                                                ===========

Based upon the restrictions of the borrowings as described above, approximately $100.0 million of assets are restricted from distribution by the entities in which the Partnership has an interest as of December 25, 1998.

6.   TRANSACTIONS WITH THE GENERAL PARTNER AND ITS AFFILIATES

During the three years ended December 25, 1998, the Partnership incurred the following expenses in connection with services provided by the General Partner and its affiliates:

                                             1998                      1997                      1996
                                          ----------                ----------                ----------
Media Management
  Partners (General Partner):

Partnership Mgmt. fee                      $  557,979                $  557,979                $  557,979
Property Mgmt. fee                            649,709                   653,692                   779,055
Reimbursement of
  Operating Expenses                        1,041,246                   951,940                   799,690
                                           ----------                ----------                ----------
                                           $2,248,934                $2,163,611                $2,136,724
                                           ==========                ==========                ==========

In addition, the Partnership, through the California Cable Systems, was party to an agreement with MultiVision Cable TV Corp. ("MultiVision"), an affiliate of the General Partner, whereby MultiVision provided the California Cable Systems with certain administrative and day-to-day management services. The California Cable Systems paid for these services at cost. The reimbursed costs incurred by MultiVision on behalf of the California Cable Systems amounted to an aggregate of $1,512,955, $804,843, and $3,662,649 for 1998, 1997 and 1996, respectively.
These costs did not include programming costs that were charged, without markup, to the California Cable Systems under an agreement to allocate certain management costs.

RP Radio Management Inc., an affiliate of the General Partner, provided certain administrative and day-to-day management services to the Partnership's radio station investments. The radio station investments paid for these services at cost. The reimbursed costs incurred by RP Radio Management Inc. on behalf of the Partnership's radio station investments totaled $693,929 and $143,536 during 1997 and 1996, respectively. On December 27, 1997, RP Radio Management Inc. was merged into RP Radio Management LLC, an entity wholly owned by the Partnership.

RP Television, an affiliate of the General Partner, provided certain administrative and accounting services to the Partnership's television stations. The television stations paid for these services at cost. The reimbursed cost incurred by RP Television on behalf of the Partnership's television stations totaled $101,371 and $82,066 for 1997 and 1996, respectively.

The reimbursed costs related to MultiVision, RP Radio Management Inc., and RP Television are included in the Consolidated Income Statements.

As of December 25, 1998, December 26, 1997 and December 27, 1996, the amounts payable to the General Partner for management fees and reimbursement of operating expenses were approximately $1.4 million, $4.5 million and $2.3 million, respectively. From the sale proceeds of the Anaheim and Cleveland
Stations in 1999, the Partnership will remit accrued management fees and expenses owed to the General Partner of approximately $1.3 million (see Note
12).

7.   COMMITMENTS AND CONTINGENCIES

Lease Commitments

C-ML Cable rents office and warehouse facilities under various operating lease agreements. In addition, Wincom, the Anaheim Stations, WEBE-FM and WICC-AM lease office space, broadcast facilities and certain other equipment under various operating lease agreements. Prior to its disposition, the California Cable
Systems leased office space, equipment, and space on utility poles under operating leases with terms of less than one year, or under agreements which are generally terminable on short notice. Rental expense was incurred for the three years ended December 25, 1998 as follows:

                                                 1998                      1997                      1996
                                               --------                  -------                   --------
California Cable Systems                       $      -                 $       -                 $ 199,501
WICC-AM                                          78,862                    62,457                    72,898
Anaheim Stations                                160,411                   152,016                   145,796
WEBE-FM                                         201,922                   199,004                   202,730
Wincom                                          194,670                   158,931                   148,296
C-ML Cable                                       15,825                    45,075                    30,000
                                               --------                  -------                   --------
                                               $651,690                 $ 617,483                 $ 799,221
                                               ========                 =========                 =========

As of December 25, 1998, future minimum commitments under all of the above agreements (excluding Anaheim and Wincom due to their sales on January 4, 1999 and January 28, 1999, respectively) in excess of one year are as follows:

            Year Ending                Amount
            -----------               --------
                  1999               $ 282,340
                  2000                  20,141
                  2001                  19,500
                  2002                  10,500
                  2003                  10,500
            Thereafter                 152,250
                                      --------
                                     $ 495,231
                                     =========

Litigation

On August 29, 1997, a purported class action was commenced in New York Supreme Court, New York County, on behalf of the limited partners of the Partnership, against the Partnership, the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"). The action concerns the Partnership's payment of certain management fees and expenses to the General Partner and the payment of certain purported fees to an affiliate of RPMM.

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

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting the Partnership's and co-defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the ground that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs' time to appeal has not yet expired.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPMM, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, the Partnership has received notices of requests for indemnification from the following defendants named therein: the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the years ended December 25, 1998 and December 26, 1997, the Partnership incurred approximately $223,000 and $280,000, respectively, for legal costs relating to such indemnification. Such cumulative costs amount to approximately $503,000 through December 25, 1998.

8.   SEGMENT INFORMATION

The Partnership adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", during the year ended December 25, 1998 which changes the way that the Partnership reports information about its operating segments. The information for years ended December 26, 1997 and December 27, 1996 has been restated from the prior year's presentation in order to conform to the current year's presentation.

The Partnership's operations have been aggregated into its main industries (Cable Television Systems and Radio Stations) in which the Partnership operates. The Cable Television Systems segment consists of the Partnership's 50% share of C-ML Cable and the California Cable Systems until its sale on May 31, 1996. The Radio Stations segment consists of the Partnership's 50% share of C-ML Radio until its sale on June 3, 1998, WEBE-FM, Wincom, WICC-AM and the Anaheim Stations.

The accounting policies of the reportable segments are the same as those described in Note 1. The Partnership evaluates the performance of its operating segments based on profit or loss from operations not including non-recurring gains and losses and interest income and expense. Inter-segment sales and transfers are not significant.

Summarized financial information concerning the Partnership's reportable segments is shown in the following table. The "Other" column includes parent related items and the residual operations of the Television segment which was disposed of in 1995.


                                                   Cable
                                                Television             Radio
Year ended December 25, 1998                      Systems             Stations                Other                 Total
------------------------------               ----------------     ---------------       ---------------       ----------------
Operating revenues                           $     32,575,174     $    22,727,541       $             -       $     55,302,715
Interest income                                     1,994,529              66,287               676,234              2,737,050
Gain on sale of
  C-ML Radio                                                -           2,752,975                     -              2,752,975
Interest expense                                            -                   -             5,020,814              5,020,814
Depreciation and amortization
                                                    6,494,682             956,903                     -              7,451,585
Operating expenses                                 23,132,327          17,898,780             7,760,745             48,791,852
Segment net income (loss)                          11,437,376           9,816,579            (7,084,511)            14,169,444
Segment assets                                    110,266,280          42,349,652             9,176,687            161,792,619
Capital expenditures                                8,081,109              39,348                     -              8,120,457

Year ended December 26, 1997
----------------------------
Operating revenues                                 29,404,870          23,819,113                     -             53,223,983
Interest income                                     2,316,128                   -             1,036,855              3,352,983
Gain on sale of KATC                                        -                   -             1,697,227              1,697,227
Gain on sale of WREX                                        -                   -             2,005,498              2,005,498
Interest expense                                            -                   -             5,082,776              5,082,776
Depreciation and amortization
                                                    6,143,721           1,313,902                     -              7,457,623
Operating expenses                                 16,723,091          18,927,571             7,761,845             43,412,507
Segment net income (loss)                          14,997,907          11,510,797            (7,041,016)            19,467,688
Segment assets                                    103,606,224          39,334,158            13,705,796            156,646,178
Capital expenditures                                7,731,495             185,848                     -              7,917,343

Year ended December 27, 1996
----------------------------
Operating revenues                                 50,428,590          21,143,717               259,689             71,831,996
Interest income                                     1,166,362                   -             2,525,671              3,692,033
Gain on sale of the California Cable
    Systems
                                                  185,609,191                   -                     -            185,609,191
Interest expense                                            -                   -            10,352,597             10,352,597
Depreciation and amortization
                                                   18,848,938           1,389,066                     -             20,238,004
Operating expenses                                 42,826,364          17,154,921            12,815,319             72,796,604
Segment net income (loss)                         194,907,463           5,180,337           (10,376,496)           189,711,304
Segment assets                                    107,467,339          44,693,750             8,833,735            160,994,824
Capital expenditures                                7,833,870             402,922                     -              8,236,792




The following tables represent reconciliations of reportable segment revenues and operating expenses to the consolidated income statements for the three years ended December 25, 1998.


                                                           For the years ended
                                                 December 25,   December 26,    December 27,
                                                     1998            1997            1996
                                                -------------   ------------    ------------
Operating revenues
Total operating revenues
  for reportable segments                       $ 55,302,715    $ 53,223,983    $ 71,831,996
Elimination of intersegment
  Operating revenues                                (871,222)           --              --
                                                ------------    ------------    ------------
                                                $ 54,431,493    $ 53,223,983    $ 71,831,996
                                                ============    ============    ============
Operating expenses
Total operating expenses
  for reportable segments                       $ 48,791,852    $ 43,412,507    $ 72,796,604
Elimination of intersegment
  operating expenses                                (871,222)           --              --
Elimination of management
  fee due to Other
  segment                                         (2,168,556)     (2,600,504)     (1,374,688)
                                                ------------    ------------    ------------
                                                $ 45,752,074    $ 40,812,003    $ 71,421,916
                                                ============    ============    ============

     The Partnership did not derive 10% or more of its revenue from any single customer for each of the three years ended December 25, 1998.

9.   JOINT VENTURES

Pursuant to a management agreement and joint venture agreement dated December 16, 1986 (the "Joint Venture Agreement"), as amended and restated, between the Partnership and Century (the "Venture"), the parties formed a joint venture in which each has a 50% ownership interest. The Venture, through its wholly-owned subsidiary, Century-ML Cable Corporation ("C-ML Cable Corp."), subsequently acquired Cable Television Company of Greater San Juan, Inc. ("San Juan Cable") and liquidated San Juan Cable into C-ML Cable Corp. The Venture also acquired all of the assets of Community Cable-Vision of Puerto Rico, Inc., Community Cablevision of Puerto Rico Associates, and Community Cablevision Incorporated (collectively, the "Community Companies"), which consisted of a cable television system serving the communities of Catano, Toa Baja and Toa Alta, Puerto Rico, which are contiguous to San Juan Cable. The Community Companies and C-ML Cable Corp. are collectively referred to as C-ML Cable.

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

Under the terms of the Revised Joint Venture Agreement, Century is responsible for the day-to-day operations of C-ML Cable and until its sale on June 3, 1998, the Partnership was responsible for the day-to-day operations of C-ML Radio. For providing services of this kind, Century is entitled to receive annual compensation of 5% of C-ML Cable's net gross revenues (defined as gross revenues from all sources less monies paid to suppliers of pay TV product, e.g., HBO, Cinemax and Showtime) and the Partnership was entitled to receive annual compensation of 5% of C-ML Radio's gross revenues including the LMA revenue (after agency commissions, rebates or discounts and excluding revenues from barter transactions). All significant policy decisions relating to the Venture, the operation of C-ML Cable and the operation of C-ML Radio prior to its sale, however, are only made upon the concurrence of both the Partnership and Century. The Partnership may require a sale of such assets and business of C-ML Cable at any time. If the Partnership proposes such a sale, the Partnership must first offer Century the right to purchase the Partnership's 50% interest in such assets being sold at 50% of the total fair market value at such time as determined by independent appraisal. If Century elects to sell C-ML Cable, the Partnership may elect to purchase Century's interest in such assets being sold on similar terms.

On June 3, 1998, the Venture consummated the sale of C-ML Radio pursuant to a sales agreement entered into in October 1997 between the Venture and Madifide, Inc. (see Note 2).

The total assets, total liabilities, net capital, total revenues and net income of the Venture are as follows:

                                                       December 25, 1998            December 26, 1997
                                                       -----------------            -----------------

Total Assets                                            $  155,600,000                 $  152,300,000
                                                        ==============                 ==============
Total Liabilities                                       $  118,400,000                 $  127,300,000
                                                        ==============                 ==============
Net Capital                                             $   37,200,000                 $   25,000,000
                                                        ==============                 ==============

                                        1998                          1997                       1996
                                      ----------                  -----------                -----------
Total Operating Revenues              $65,500,000                  $62,900,000                $58,600,000
                                      ===========                  ===========                ===========
Gain from Sale of C-ML Radio          $ 5,500,000                  $         -                $         -
                                      ===========                  ===========                ===========
Net Income                            $12,200,000                  $16,400,000                $   500,000
                                      ===========                  ===========                ===========

10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets, including cash and cash equivalents and accounts receivable and liabilities, such as trade payables, are carried at amounts which approximate fair value.

The General Partner has been able to determine the estimated fair value of the C-ML Notes based on a discounted cash flow analysis. As of December 25, 1998 and December 26, 1997, the estimated fair value of the C-ML Notes is approximately $84 million and $104 million, respectively, of which approximately 50% of the estimated fair value or $42 million and $52 million, respectively pertains to the carrying amount reflected on the Partnership's Consolidated Balance Sheet.

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

11.   ACCOUNTING FOR INCOME TAXES

Certain entities owned by the Partnership are taxable entities and thus are required under SFAS No. 109 to recognize deferred income taxes. Income taxes consist of the following:

                                                                         Years Ended December 31,
                                                 1998                        1997                       1996
                                               ----------                 ----------                   ----------
Current
      Federal                                 $ 2,358,726                $   155,331                   $      -
      State                                        10,840                      7,100                          -
                                              -----------                -----------                   -----------
                                                2,369,566                    162,431                          -
 Deferred
      Federal                                   1,660,878                  (1,777,096)                        -
      State                                             -                          -                          -
                                              -----------                -----------                   -----------
                                                1,660,878                  (1,777,096)                        -
                                              -----------                -----------                   -----------
 Recorded expense
   (benefit) for income taxes                 $ 4,030,444                $ (1,614,665)                 $      -
                                              -----------                -----------                   -----------

The components of the net deferred tax asset are as follows:

                                                                      As of                       As of
                                                                   December 25,               December 26,
                                                                       1998                        1997
                                                                   ------------               ------------
  Deferred tax assets:
      Basis of intangible assets                                   $         -               $      24,168
      Net operating loss carryforward                                5,922,662                   7,857,921
      Alternative minimum tax credit                                   120,655                     301,096
      Other                                                          1,345,995                     475,092
                                                                   -----------               -------------
                                                                     7,389,312                   8,658,277
 Deferred tax liabilities:
      Basis of property, plant and equipment                           (13,174)                    (26,379)

 Total                                                               7,376,138                   8,631,898
 Less: valuation allowance                                          (7,259,920)                 (6,854,802)
 Net deferred tax asset                                            $   116,218               $   1,777,096
                                                                   ===========               =============


The increase in the valuation allowance for the year ended December 25, 1998 of approximately $405,000 relates primarily to net operating loss carryforwards not anticipated to be realized before their expiration. Management believes that it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefit associated with future temporary differences and net operating loss carryforwards prior to their expiration.

As of December 25, 1998, the taxable entities have available net operating loss carryforwards of approximately $16.9 million which may be applied against future taxable income of such entities. Such net operating loss carryforwards expire at various dates from 1999 through 2008.

For the Partnership, the differences between the tax basis of assets and liabilities and the reported amounts are as follows:


                                                                             As of                         As of
                                                                       December 25, 1998             December 26, 1997
                                                                       -----------------             -----------------
Partners' Capital - financial statements                                   $  92,806,570                  $  78,637,126
Differences:
     Offering expenses                                                        19,063,585                     19,063,585
     Basis of property, plant and equipment and intangible
       assets
                                                                               3,108,723                      2,481,101
     Cumulative losses of stock investments (corporations)
                                                                              54,273,267                     62,196,213
     Management fees                                                           2,119,827                      2,931,410
     Other                                                                     7,626,906                      2,844,149
                                                                           -------------                  -------------
Partners' Capital - income tax bases                                       $ 178,998,878                  $ 168,153,584
                                                                           =============                  =============


12.   SUBSEQUENT EVENTS

Sale of KEZY-FM and KORG-AM

On January 4, 1999, the Partnership consummated a sale to Citicasters Co., a subsidiary of Jacor Communications, Inc. ("Citicasters") of substantially all of the assets, other than cash and accounts receivable, used in the operations of the Partnership's radio stations, KORG-AM and KEZY-FM, serving Anaheim, California (the "Anaheim Stations"), pursuant to the asset purchase agreement (the "Anaheim Agreement") dated September 14, 1998, as amended.

The base sales price for the Anaheim Stations was $30,100,000, subject to certain adjustments for the apportionment of income and liabilities as of the closing date, as provided for in the Anaheim Agreement, resulting in a reduction of the base sales price of approximately $20,000.

Pursuant to the Anaheim Agreement, the Partnership deposited $1.0 million into an indemnity escrow account against which Citicasters may make indemnification claims for a period of one year after the closing. In addition, the Partnership held approximately $5.2 million of the sales proceeds to pay (or to reserve for payment of) expenses and liabilities relating to the operations of the Anaheim Stations prior to the sale as well as wind-down expenses, sale-related expenses and contingent obligations of the Anaheim Stations. The remaining sales proceeds of $23,840,000 will be included in the cash distribution made to partners on March 30, 1999, after accounting for certain expenses of the Partnership, in accordance with the terms of the Partnership Agreement. To the extent any amounts reserved or paid into escrow as described above are subsequently released or discharged, such amounts will be distributed to partners of record as of the date of such discharge from such escrow. The net assets of the Anaheim Stations, which were sold pursuant to the Anaheim Agreement in 1999, have been included in assets held for sale on the accompanying Consolidated Balance Sheet as of December 25, 1998. In 1999, the Partnership will recognize a gain on the sale of the Anaheim Stations.

Sale of Stock of Wincom

On January 28, 1999, the Partnership consummated a sale to Chancellor Media Corporation of Los Angeles ("Chancellor") of the stock of Wincom, pursuant to a stock purchase agreement (the "Cleveland Agreement") dated August 11, 1998. Wincom owns all of the outstanding stock of Win Communications, Inc., which owns and operates the radio station WQAL-FM, serving Cleveland, Ohio (the "Cleveland Station").

The base sales price for the Cleveland Station was $51,250,000, subject to certain adjustments for the apportionment of current assets and liabilities as of the closing date, as provided for in the Cleveland Agreement, resulting in a reduction of the base sales price of approximately $1.6 million.

Pursuant to the Cleveland Agreement, the Partnership deposited $2.5 million into an indemnity escrow account against which Chancellor may make indemnification claims for a period of up to two years after the closing; $1.5 million, less any claims previously asserted, will be discharged from such escrow on December 31, 1999. Approximately $2.0 million was used to repay in full the remaining outstanding balance of the Wincom-WEBE-WICC Loan and pursuant to the terms of the Wincom-WEBE-WICC Loan, an initial amount of approximately $7.3 million was paid to the Wincom Bank, pursuant to its 15% residual interest in the net sales proceeds resulting from the sale of Wincom. In addition, the Partnership held approximately $2.5 million of the sales proceeds to pay (or to reserve for payment of) wind-down expenses and sale-related expenses. The remaining sales proceeds of $35.4 million will be included in the cash distribution made to partners on March 30, 1999, in accordance with the terms of the Partnership Agreement. To the extent any amounts reserved or paid into escrow as described above are subsequently discharged, such amounts will be distributed to partners of record as of the date of such discharge from such escrow. The net asset value of the Cleveland Station, which was sold pursuant to the Cleveland Agreement in 1999, has been included in assets held for sale on the accompanying Consolidated Balance Sheet as of December 25, 1998. In 1999, the Partnership will recognize a gain on the sale of the Cleveland Station.

Cash Distributions

On March 1, 1999, the Partnership declared a cash distribution that will be made to partners on March 30 and 31, 1999. Distributable proceeds from the sales of the Anaheim Stations, Cleveland Station, and release of approximately $6.1 million of the reserve established at the time of the California Cable Systems sale, after accounting for certain expenses of the Partnership, will be included in the total cash distribution of $64.0 million.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.
          ---------------------------------------------------------------------

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

RP Media Management (the "Management Company")


                                              Served in Present Capacity
                                                      Since (1)
                  Name                                                             Position Held
          --------------------                                                     --------------

I. Martin Pompadur                                    1/01/86                President, Chief Executive Officer, Chief
                                                                             Operating Officer, Secretary, Director

Elizabeth McNey Yates                                 4/01/88                Executive Vice President


 (1) The Director holds office until a successor is elected and qualified. All executive officers serve at the pleasure of the Director.

ML Media Management Inc. ("MLMM")

                                                     Served in
                                                 Present Capacity
      Name                                         Since (1)             Position Held
   ----------                                    ----------------        ----------------

Kevin K. Albert                                      02/19/91              President
                                                     12/16/85              Director

James V. Caruso                                      11/20/98              Executive Vice President
                                                     11/20/98              Director

David G. Cohen                                       08/11/95              Vice President
                                                     11/20/98              Director

Rosalie Y. Goldberg                                  11/20/98              Director

Diane T. Herte (2)                                   11/20/98              Vice President

Kevin T. Seltzer                                     11/20/98              Vice President
                                                     11/20/98              Treasurer

  (1)      Directors  hold  office  until  their   successors  are  elected  and
           qualified.  All executive officers serve at the pleasure of the Board of Directors.

  (2)       Ms. Herte held the position of Treasurer from August 11, 1995 through November 19, 1998.


I. Martin Pompadur, 63, Director and President of RP Media Management. Mr. Pompadur is an Executive Vice President of News Corporation and President of News Corporation-Eastern and Central Europe. Mr. Pompadur is also the Chairman and Chief Executive Officer of GP Station Partners which is the General Partner of Television Station Partners, L.P., a private limited partnership that owned and operated four network affiliated television stations. These stations were sold in January 1996 and this partnership is currently in its liquidation phase. Mr. Pompadur is the Chairman and Chief Executive Officer of PBTV, Inc., the Managing General Partner of Northeastern Television Investors Limited Partnership, a private limited partnership which owned and operated WBRE-TV, a network affiliated station in Wilkes-Barre/Scranton, Pennsylvania. This station was sold in January 1998, and is currently in its liquidating phase. Mr. Pompadur is also the President and a Director of RP Opportunity Management, L.P. ("RPOM"), a limited partnership organized under the laws of Delaware, which is indirectly owned and controlled by Mr. Pompadur. RPOM is a partner in Media Opportunity Management Partners, an affiliate of the General Partner, and the general partner of ML Media Opportunity Partners, L.P. which was formed to invest in under performing and turnaround media businesses. Mr. Pompadur is the Principal Executive Officer of ML Media Opportunity Partners, L.P. Mr. Pompadur is also Chief Executive Officer of MultiVision Cable TV Corp. ("MultiVision"), a cable television multiple system operator ("MSO") organized in January 1988 and owned principally by Mr. Pompadur and the estate of Elton H. Rule to provide MSO services to cable television systems acquired by entities under his control. Mr. Pompadur was the Principal Executive Officer and principal owner of RP Radio Management Inc. ("RP Radio"), a company owned principally by Mr. Pompadur to provide administrative and day-to-day management services to Registrant's radio properties. On December 27, 1997, RP Radio Management Inc. was merged into RP Radio Management LLC, an entity wholly owned by Registrant. Mr. Pompadur is a principal owner, member of the Board of Directors and Secretary of Caribbean International News Corporation ("Caribbean"). Caribbean owns and publishes EL Vocero, the largest Spanish language daily newspaper in the United States.

Elizabeth McNey Yates, 35, Executive Vice President of RP Media Management, joined RP Companies Inc., an entity controlled by Mr. Pompadur, in March 1988 and has senior executive responsibilities in the areas of finance, operations, administration, acquisitions and dispositions. Ms. Yates is Chief Operating Officer and Executive Vice President of RP Companies, Inc., Executive Vice President of RPOM, Chief Operating Officer and Executive Vice President of RP Radio. In addition, Ms. Yates is the President and Chief Operating Officer of MultiVision.

Kevin K. Albert, 46, a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. Mr. Albert works in the Equity Private Placement Group and is involved in structuring and placing a diversified array of private equity financings including common stock, preferred stock, limited partnership interests and other equity-related securities. Mr. Albert is also a director of ML Opportunity Management Inc. ("ML Opportunity"), an affiliate of MLMM and a joint venturer in Media Opportunity Management Partners, the general partner of ML Media Opportunity Partners, L.P.; a director of ML Mezzanine II Inc. ("ML Mezzanine II"), an affiliate of MLMM and sole general partner of the managing general partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P.; a director of ML Mezzanine Inc. ("ML Mezzanine"), an affiliate of MLMM and the sole general partner of the managing general partner of ML-Lee Acquisition Fund, L.P.; a director of Merrill Lynch Venture Capital Inc. ("ML Venture"), an affiliate of MLMM and the general partner of the Managing General Partner of ML Venture Partners II, L.P. ("Venture II") and ML Oklahoma Venture Partners Limited Partnership ("Oklahoma") and a director of Merrill Lynch R&D Management Inc. ("ML R&D"), an affiliate of MLMM and the general partner of the General Partner of ML Technology Ventures, L.P. Mr. Albert also serves as an independent general partner of Venture II.

James V. Caruso, 47, a Director of ML Investment Banking, joined Merrill Lynch in 1975. Mr. Caruso manages the Investment Banking Group Corporate Accounting, Master Lease and off Balance Sheet accounting functions as well as the Controller's area of the Partnership Analysis and Finance Group. Mr. Caruso is also a director of ML Opportunity, ML Venture, ML R&D, ML Mezzanine, ML Mezzanine II and MLH Property Managers Inc., an affiliate of MLMM and the general partner of MLH Income Realty Partnership VI.

David G. Cohen, 36, a Vice President of ML Investment Banking, joined Merrill Lynch in 1987. Mr. Cohen shares responsibility for the ongoing management of the operations of various project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners. Mr. Cohen is also a director of ML Opportunity, ML Venture and ML R&D.

Rosalie Y. Goldberg, 61, a First Vice President and Senior Director of Merrill Lynch's Private Client Group and the Director of its Special Investments Group. Ms. Goldberg joined Merrill Lynch in 1975, and has held a number of management positions in the Special Investments area, including the position of Manager for Product Development and Origination from 1983 to 1989. Ms. Goldberg is also a Director of ML Mezzanine, ML Mezzanine II, and ML Opportunity.

Diane T. Herte, 38, a Vice President of ML Investment Banking since 1996 and previously an Assistant Vice President of Merrill Lynch & Co. Corporate Credit Group since 1992, joined Merrill Lynch in 1984. Ms. Herte's responsibilities include controllership and financial management functions for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner, manager or administrator.

Kevin T. Seltzer, 32, an Assistant Vice President of ML Investment Banking since 1999, joined Merrill Lynch in 1995. Mr. Seltzer's responsibilities include financial management functions for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner or administrator.

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

         RPMM Representative                MLMM Representatives
         I. Martin Pompadur                 Kevin K. Albert
                                            James V. Caruso

Item 11.        Executive Compensation.

Registrant does not pay the executive officers or directors of the General Partner any remuneration. The General Partner does not presently pay any remuneration to any of its executive officers or directors. See Note 6 to the Financial Statements included in Item 8 hereof, however, for amounts paid by Registrant to the General Partner and its affiliates for the three years ended December 25, 1998.

Item 12.        Security Ownership of Certain Beneficial Owners and Management.

As of March 15, 1999, Smithtown Bay, LLC, having the mailing address 601 Carlson Parkway, Suite 200, Minnetonka, Minnesota, 55305, is the owner of 11,775 Units, representing approximately 6.3% of all such Units. As of March 15, 1999, no person or entity, other than Smithtown Bay, LLC, was known by Registrant to be the beneficial owner of more than five percent of the Units.

To the knowledge of the General Partner, as of February 1, 1999, the officers and directors of the General Partner in aggregate own less than 1% of the outstanding common stock of Merrill Lynch & Co., Inc.

     RP Media Management is owned 50% by IMP Media Management, Inc. and 50% by the Elton H. Rule Company. IMP Media Management, Inc. is wholly-owned by Mr. I. Martin Pompadur and The Elton H. Rule Company is wholly-owned by the Rule Trust.

Item 13.        Certain Relationships and Related Transactions.

Refer to Note 6 to the Financial  Statements  included in Item 8 hereof,  and in
Item 1 for a description of the relationship of the General Partner and its affiliates to Registrant and its subsidiaries.

                                    Part IV.


Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

(3)      Exhibits                                                       Incorporated by Reference to
  3.1          Amended and Restated Certificate of                      Exhibit 3.1 to Registrant's Form
               Limited Partnership                                      S-1 the Registration Statement
                                                                        (File No. 33-2290)

  3.2.1        Second Amended and Restated Agreement of                 Exhibit 3.2.1 to Registrant's
               Limited Partnership dated May 14, 1986                   Annual Report on Form 10-K for
                                                                        the fiscal year ended
                                                                        December 26, 1986
                                                                        (File No. 0-14871)

  3.2.2        Amendment No. 1 dated February 27, 1987 to               Exhibit 3.2.2 to Registrant's
               Second Amended and Restated Agreement of                 Annual Report on Form 10-K for
               Limited Partnership                                      the fiscal year ended
                                                                        December 26, 1986
                                                                        (File No. 0-14871)

  10.1.1       Joint Venture Agreement dated July 2, 1986               Exhibit 10.1.1 to Registrant's
               between Registrant and Century                           Annual Report on Form 10-K for
               Communications Corp.("CCC")                              the fiscal year ended
                                                                        December 26, 1986
                                                                        (File No. 0-14871)

  10.1.2       Management Agreement and Joint Venture                   Exhibit 10.1.2 to Registrant's
               Agreement dated December 16, 1986 between                Annual Report on Form 10-K for the
               Registrant and CCC (attached as Exhibit 1                fiscal year ended December 26, 1986
               to Exhibit 10.3)                                         (File No. 0-14871)

  10.1.3       Management Agreement and Joint Venture                   Exhibit 10.1.3 t Registrant's
               Agreement dated as of February 15, 1989                  Annual Report on Form 10-K for the
               between Registrant and CCC                               fiscal year ended  December 30, 1988
                                                                        (File No. 0-14871)


  10.1.4       Amended and Restated Management Agreement                Exhibit 10.1.4 to Registrant's
               and Joint Venture Agreement of Century/ML                Annual Report on Form 10-K for
               Cable Venture dated January 1, 1994                      the fiscal year ended
               between Century Communications Corp. and                 December 31, 1993
               Registrant                                               (File No. 0-14871)

  10.2.1       Stock Purchase Agreement dated July 2,                   Exhibit 28.1 to Registrant's
               1986 between Registrant and the sellers of               Form 8-K Report dated
               shares of Cable Television Company of                    December 16, 1986
               Greater San Juan, Inc.                                   (File No. 33-2290)

  10.2.2       Assignment dated July 2, 1986 between                    Exhibit 10.2.2 to Registrant's
               Registrant and Century-ML Cable Corporation              Annual Report on Form 10-K for the
               ("C-ML")                                                 fiscal year ended December 26, 1986
                                                                        (File No. 0-14871)

  10.2.3       Transfer of Assets and Assumption of                     Exhibit 10.2.3 to Registrant's
               Liabilities Agreement dated January 1,                   Annual Report on Form 10-K for
               1994 between Century-ML Radio Venture,                   the fiscal year ended
               Century/ML Cable Venture, Century                        December 31, 1993
               Communications Corp. and Registrant                      (File No. 0-14871)

  10.3         Amended and Restated Credit Agreement                    Exhibit 10.3.5 to Registrant's
               dated as of March 8, 1989 between                        Annual Report on Form 10-K for
               Citibank, N.A., Agent, and C-ML                          the fiscal year ended
                                                                        December 30, 1988
                                                                        (File No. 0-14871)

  10.3.1       Note Agreement dated as of December 1,                   Exhibit 10.3.1 to Registrant's
               1992 between Century-ML Cable Corporation,               Annual Report on Form 10-K for
               Century/ML Cable Venture, Jackson National               the fiscal year ended
               Life Insurance Company, The Lincoln                      December 25, 1992
               National Life Insurance Company and                      (File No. 0-14871)
               Massachusetts Mutual Life Insurance Company

  10.3.2       Second Restated Credit Agreement dated                   Exhibit 10.3.2 to Registrant's
               December 1, 1992 among Century-ML Cable                  Annual Report on Form 10-K for the
               Corporation, Century/ML Cable Venture and                fiscal year ended December 25, 1992
               Citibank                                                 (File No. 0-14871)

  10.3.3       Amendment dated as of September 30, 1993                 Exhibit 10.3.3 to Registrant's
               among Century-ML Cable Corporation, the banks            Quarterly Report on Form 10-Q for
               parties to the Credit Agreement, and Citibank,           September 24, 1993
               N.A. and Century/ML Cable Venture                        (File No. 0-14871)


  10.3.4       Amendment dated as of December 15, 1993                  Exhibit 10.3.4 to Registrant's
               among Century-ML Cable Corporation, the banks            Annual Report on Form 10-K for
               parties to the Credit Agreement, and Citibank,           the quarter fiscal year ended December 31, 1993
               N.A. and Century/ML Cable Venture                        (File No. 0-14871)

  10.4         Pledge Agreement dated December 16, 1986                 Exhibit 10.4 to Registrant's
               among Registrant, CCC, and Citibank, N.A.,               Annual Report on Form 10-K for
               Agent                                                    the fiscal year ended
                                                                        December 26, 1986
                                                                        (File No. 0-14871)

  10.5         Guarantee dated as of December 16, 1986                  Exhibit 10.5 to Registrant's
               among Registrant, CCC and Citibank, N.A.,                Annual Report on Form 10-K for
               Agent                                                    the fiscal year ended
                                                                        December 25, 1987
                                                                        (File No. 0-14871)

  10.6         Assignment of Accounts Receivable dated as               Exhibit 10.6 to Registrant's
               of December 16, 1986 among Registrant, CCC               Annual Report on Form 10-K for
               and Citibank, N.A., Agent                                the fiscal year ended
                                                                        December 25, 1987
                                                                        (File No. 0-14871)

  10.7         Real Property Mortgage dated as of                       Exhibit 10.7 to Registrant's
               December 16, 1986 among Registrant, CCC                  Annual Report on Form 10-K for
               and Citibank, N.A., Agent                                the fiscal year ended
                                                                        December 30, 1988
                                                                        (File No. 0-14871)

  10.8         Stock Sale and Purchase Agreement dated as               Exhibit 28.1 to Registrant's
               of December 5, 1986 between SCIPSCO, Inc.                Form 8-K Report dated
               and ML California Cable Corp. ("ML                       December 23, 1986
               California")                                             (File No. 33-2290)

  10.8.1        Asset Purchase Agreement dated as of                    Exhibit 2 to Registrant's
               November 28, 1994 among Registrant and                   Form 8-K Report dated
               Century Communications Corp.                             November 28, 1994
                                                                        (File No. 0-14871)

  10.9         Security Agreement dated as of December                  Exhibit 10.10 to Registrant's
               22, 1986 among Registrant, ML California                 Annual Report on Form 10-K for
               and BA                                                   the fiscal year ended
                                                                        December 26, 1987
                                                                        (File No. 0-14871)

  10.10        Assets Purchased Agreement dated as of                   Exhibit 28.1 to Registrant's
               September 17, 1986 between Registrant and                Form 8-K Report dated
               Loyola University                                        February 2, 1987
                                                                        (File No. 33-2290)

  10.11        Asset Acquisition Agreement dated April                  Exhibit 28.1 to Registrant's
               22, 1987 between Community Cable-Vision of               Form 8-K Report dated
               Puerto Rico Associates, Community                        October 14, 1987
               Cable-Vision of Puerto Rico, Inc.,                       (File No. 33-2290)
               Community Cable-Vision Incorporated and
               Century Communications Corp., as assigned

  10.12        Asset Purchase Agreement dated April 29,                 Exhibit 2.1 to Registrant's
               1987 between Registrant and Gilmore                      Form 8-K Report dated
               Broadcasting Corporation                                 September 16, 1987
                                                                        (File No. 33-2290)

  10.13        License Holder Pledge Agreement dated                    Exhibit 2.5 to Registrant's
               August 27, 1987 by Registrant and Media                  Form 8-K Report dated
               Management Partners in favor of                          September 15, 1987
               Manufacturers Hanover                                    (File No. 33-2290)

  10.14        Asset Purchase Agreement dated August 20,                Exhibit 28.1 to Registrant's
               1987 between 108 Radio Company Limited                   Form 8-K Report dated
               Partnership and Registrant                               January 15, 1988
                                                                        (File No. 33-2290)

  10.15        Security Agreement dated as of December                  Exhibit 28.3 to Registrant's
               16, 1987 between Registrant and CNB                      Form 8-K Report dated
                                                                        January 15, 1988
                                                                        (File No. 33-2290)

  10.16        Asset Purchase Agreement dated as of                     Exhibit 10.25 to Registrant's
               January 9, 1989 between Registrant and                   Annual Report on Form 10-K for
               Connecticut Broadcasting Company, Inc.                   the fiscal year ended
               ("WICC")                                                 December 30, 1988
                                                                        (File No. 0-14871)

  10.17.1      Stock Purchase Agreement dated June 17,                  Exhibit 28.2 to Registrant's
               1988 between Registrant and the certain                  Quarterly Report on Form 10-Q
               sellers referred to therein relating to                  for the quarter ended
               shares of capital stock of Universal Cable               June 24, 1988
               Holdings, Inc. ("Universal")                             (File No. 0-14871)

  10.17.2      Amendment and Consent dated July 29, 1988                Exhibit 2.2 to Registrant's
               between Russell V. Keltner, Larry G.                     Form 8-K Report dated
               Wiersig and Donald L. Benson, Universal                  September 19, 1988
               Cable Midwest, Inc. and Registrant                       (File No. 0-14871)

  10.17.3      Amendment and Consent dated July 29, 1988                Exhibit 2.3 to Registrant's
               between Ellsworth Cable, Inc., Universal                 Form 8-K Report dated
               Cable Midwest, Inc. and Registrant                       September 19, 1988
                                                                        (File No. 0-14871)

  10.17.4      Amendment and Consent dated August 29,                   Exhibit 2.4 to Registrant's
               1988 between ST Enterprises, Ltd.,                       Form 8-K Report dated
               Universal Cable Communications, Inc. and                 September 19, 1988
               Registrant                                               (File No. 0-14871)

  10.17.5      Amendment and Consent dated September 19,                Exhibit 2.5 to Registrant's
               1988 between Dennis Wudtke, Universal                    Form 8-K Report dated
               Cable Midwest, Inc., Universal Cable                     September 19, 1988
               Communications, Inc. and Registrant                      (File No. 0-14871)

  10.17.6      Amendment and Consent dated October 14,                  Exhibit 10.26.6 to Registrant's
               1988 between Down's Cable, Inc., Universal               Annual Report on Form 10-K
               Cable Midwest, Inc. and Registrant                       for the fiscal year ended
                                                                        December 30, 1988
                                                                        (File No. 0-14871)

  10.17.7      Amendment and Consent dated October 14,                  Exhibit 10.26.7 to Registrant's
               1988 between SJM Cablevision, Inc.,                      Annual Report on Form 10-K
               Universal Cable Midwest, Inc. and                        for the fiscal year ended
               Registrant                                               December 30, 1988
                                                                        (File No. 0-14871)

  10.17.8      Bill of Sale and Transfer of Assets dated                Exhibit 2.6 to Registrant's
               as of September 19, 1988 between                         Form 8-K Report dated
               Registrant and Universal Cable                           September 19, 1988
               Communications Inc.                                      (File No. 0-14871)

  10.18        Credit Agreement dated as of September 19,               Exhibit 10.27 to Registrant's
               1988 among Registrant, Universal, certain                Annual Report on Form 10-K
               subsidiaries of Universal, and                           for the fiscal year ended
               Manufacturers Hanover Trust Company, as                  December 30, 1988
               Agent                                                    (File No. 0-14871)

  10.19        Stock Purchase Agreement dated October 6,                Exhibit 10.28 to Registrant's
               1988 between Registrant and the certain                  Annual Report on Form 10-K
               sellers referred to therein relating to                  for the fiscal year ended
               shares of capital stock of Acosta                        December 30, 1988
               Broadcasting Corp.                                       (File No. 0-14871)

  10.20        Stock Purchase Agreement dated April 19,                 Exhibit 28.1 to Registrant's
               1988 between Registrant and the certain                  Quarterly Report on Form 10-Q
               sellers referred to therein relating to                  for the quarter ended
               shares of capital stock of Wincom                        June 24, 1988
               Broadcasting Corporation                                 (File No. 0-14871)

  10.21        Subordination Agreement dated as of August               Exhibit 2.3 to Registrant's
               15, 1988 among Wincom, the Subsidiaries,                 Form 8-K Report dated
               Registrant and Chemical Bank                             August 26, 1988
                                                                        (File No. 0-14871)

  10.22        Management Agreement dated August 26, 1988               Exhibit A to Exhibit 10.30.2 above
               between Registrant and Wincom

  10.22.1      Management Agreement by and between                      Exhibit 10.22.1 to Registrant's
               Fairfield Communications, Inc. and                       Quarterly Report on Form 10-Q
               Registrant and ML Media Opportunity                      for the quarter ended
               Partners, L.P. dated May 12, 1993                        June 25, 1993
                                                                        (File No. 0-14871)

  10.22.2      Sharing Agreement by and among Registrant,               Exhibit 10.22.2 to Registrant's
               ML Media Opportunity Partners, L.P., RP                  Quarterly Report on
               Companies, Inc., Radio Equity Partners,                  Form 10-Q for the quarter ended
               Limited Partnership and Fairfield                        June 25, 1993
               Communications, Inc.                                     (File No. 0-14871)

  10.23        Amended and Restated Credit, Security and                Exhibit 10.33 to Registrant's
               Pledge Agreement dated as of August 15,                  Quarterly Report on
               1988, as amended and restated as of July                 Form 10-Q for the quarter ended
               19, 1989 among Registrant, Wincom                        June 30, 1989
               Broadcasting Corporation, Win                            (File No. 0-14871)
               Communications Inc., Win Communications of
               Florida, Inc., Win Communications Inc. of
               Indiana, WEBE Associates, WICC Associates,
               Media Management Partners, and Chemical
               Bank and Chemical Bank, as Agent

  10.23.1      Second Amendment dated as of July 30, 1993               Exhibit 10.23.1 to Registrant's
               to the Amended and Restated Credit,                      Quarterly Report on
               Security and Pledge Agreement dated as of                Form 10-Q for the quarter ended
               August 15, 1988, as amended and restated                 June 25, 1993
               as of July 19, 1989 and as amended by the                (File No. 0-14871)
               First Amendment thereto dated as of August
               14, 1989 among Registrant, Wincom
               Broadcasting Corporation, Win
               Communications Inc., Win Communications
               Inc. of Indiana, WEBE Associates, WICC
               Associates, Media Management Partners, and
               Chemical Bank and Chemical Bank, as Agent

  10.24         Agreement of Consolidation, Extension,                  Exhibit 10.34 to Registrant's
               Amendment and Restatement of the WREX                    Quarterly Report on
               Credit Agreement and KATC Credit Agreement               Form 10-Q for the quarter ended
               between Registrant and Manufacturers                     June 30, 1989
               Hanover Trust Company dated as of June 21,               (File No. 0-14871)
               1989

  10.25        Asset Purchase Agreement between ML Media                Exhibit 10.35 to Registrant's
               Partners, L.P. and Anaheim Broadcasting                  Quarterly Report on
               Corporation dated July 11, 1989                          Form 10-Q for the quarter ended
                                                                        September 29, 1989
                                                                        (File No. 0-14871)

  10.26        Asset Purchase Agreement between WIN                     Exhibit 10.36 to Registrant's
               Communications Inc. of Indiana, and WIN                  Annual Report on Form 10-K
               Communications of Florida, Inc. and Renda                for the fiscal year ended
               Broadcasting Corp. dated November 27, 1989               December 28, 1990
                                                                        (File No. 0-14871)

  10.26.1       Asset Purchase Agreement between WIN                    Exhibit 10.26.1 to Registrant's
                Communications of Indiana, Inc. and                     Quarterly Report on Form 10-Q
                Broadcast Alchemy, L.P. dated April 30,                 for the quarter ended
                1993                                                    June 25, 1993
                                                                        (File No. 0-14871)

  10.26.2       Joint Sales Agreement between                           Exhibit 10.26.2 to Registrant's
                WIN Communications of Indiana, Inc. and                 Quarterly Report on
                Broadcast Alchemy, L.P. dated May 1, 1993               Form 10-Q for the quarter ended
                                                                        June 25, 1993
                                                                        (File No. 0-14871)

  10.27        Credit Agreement dated as of November 15,                Exhibit 10.39 to Registrant's
               1989 between ML Media Partners, L.P. and                 Quarterly Report on Form 10-Q
               Bank of America National Trust and Savings               for the quarter ended
               Association                                              June 29, 1990
                                                                        (File No. 0-14871)

  10.27.1       First Amendment and Limited Waiver dated                Exhibit 10.27.1 to Registrant's
               as of February 23, 1995 to the Amended and               Annual Report on Form 10-K
               Restated Credit Agreement dated as of May                for the fiscal year ended
               15, 1990 among ML Media Partners, L.P. and               December 30, 1994
               Bank of America National Trust and Saving                (File 0-14871)
               Association, individually and as Agent


  10.28        Asset Purchase Agreement dated November                  Exhibit 10.38 to Registrant's
               27, 1989 between Win Communications and                  Quarterly Report on Form 10-Q
               Renda Broadcasting Corp.                                 for the quarter ended
                                                                        June 29, 1990
                                                                        (File No. 0-14871)

  10.29        Amended and Restated Credit Agreement                    Exhibit 10.39 to Registrant's
               dated as of May 15, 1990 among ML Media                  Quarterly Report on Form 10-Q
               Partners, L.P. and Bank of America                       for the quarter ended
               National Trust and Saving Association,                   June 29, 1990
               individually and as Agent                                (File No. 0-14871)

  10.30        Stock Purchase Agreement between                         Exhibit 10.40.1 to Registrant's
               Registrant and Ponca/Universal Holdings,                 Quarterly Report on Form 10-Q
               Inc. dated as of April 3, 1992                           for the quarter ended
                                                                        March 27, 1992
                                                                        (File No. 0-14871)

  10.30.1      Earnest Money Escrow Agreement between                   Exhibit 10.40.1 to Registrant's
               Registrant and Ponca/Universal Holdings,                 Quarterly Report on Form 10-Q
               Inc. dated as of April 3, 1992                           for the quarter ended
                                                                        March 27, 1992
                                                                        (File No. 0-14871)

  10.30.2      Indemnity Escrow Agreement between                       Exhibit 10.40.2 to Registrant's
               Registrant and Ponca/Universal Holdings,                 Form 8-K Report dated July 8,
               Inc. dated as of July 8, 1992                            1992
                                                                        (File No. 0-14871)

  10.30.3      Assignment by Registrant in favor of                     Exhibit 10.40.3 to Registrant's
               Chemical Bank, in its capacity as agent                  Form 8-K Report dated July 8,
               for itself and the other banks party to                  1992
               the credit agreement dated as of September               (File No. 0-14871)
               19, 1988, among Registrant, Universal,
               certain subsidiaries of Universal, and
               Manufacturers Hanover Trust Company, as
               agent

  10.30.4      Confirmation of final Universal agreements               Exhibit 10.40.4 to Registrant's
               between Registrant and Manufacturers Hanover             Quarterly Report on Form 10-Q
               Trust Company, dated April 3, 1992                       for the quarter ended September 25, 1992
                                                                        (File No. 0-14871)

  10.30.5      Letter regarding discharge and release of                Exhibit 10.40.5 to Registrant's
               the Universal Companies and Registrant                   Quarterly Report on Form 10-Q
               dated July 8, 1992 between Registrant and                for the quarter ended
               Chemical Bank (as successor, by merger, to               September 25, 1992
               Manufacturers Hanover Trust Company)                     (File No. 0-14871)

  10.31.1      Asset Purchase Agreement dated May 25,                   Exhibit 10.1 to Registrant's
               1995 with Quincy Newspapers, Inc. to sell                Form 8-K dated
               substantially all of the assets used in                  May 25, 1995
               the operations of the Registrant's                       (File No. 0-14871)
               television station WREX-TV, Rockford,
               Illinois


  10.31.3      Asset Purchase Agreement dated June 1,                   Exhibit 10.1 to Registrant's
               1995 with KATC Communications, Inc.,                     Form 8-K dated May 25, 1995
               to sell substantially all of the assets used             (File No. 0-14871)
               in the operations of Registrant's television
               station KATC-TV, Lafayette, Louisiana

  10.32        Asset Purchase Agreement dated November                  Exhibit to Registrant's
               28, 1994 with Century Communications                     Form 8-K Report dated
               Corp., to sell substantially all of the                  November 28, 1994
               assets used in Registrant's California                   (File No. 0-14871)
               Cable Systems.

  10.33        Letter Agreement dated May 31, 1996                      Exhibit to Registrant's
               between Registrant and Century                           Form 8-K Report dated
               Communications Corp.                                     May 31, 1996
                                                                        (File No. 0-14871)

  10.34        Asset Purchase Agreement dated October 9,                Exhibit 10.34 to Registrant's
               1997 with Madifide, Inc., to sell                        Annual Report on Form 10-K for
               substantially all of the assets used in                  the fiscal year ended December
               the operations of Registrant's C-ML Radio.               26, 1997 (File 0-14871)

  10.35        Asset Purchase Agreement dated September                 Exhibit 1 to Registrant's Form
               14, 1998, between Registrant and                         8-K/A Report dated January 4,
               Citicasters Co., to sell substantially all               1999 (File No. 0-14871)
               of the assets used in the operations of
               Registrant's Anaheim Stations

  10.36        Stock Purchase Agreement dated August 11,                Exhibit 1 to Registrant's Form
               1998, between Registrant and Chancellor                  8-K Report dated January 28, 1999
               Media Corporation of Los Angeles, to sell                (File No. 0-14871)
               the stock of Wincom.

  18.1         Letter from Deloitte, Haskins & Sells                    Exhibit 18.1 to Registrant's
               regarding the change in accounting method,               Annual Report on Form 10-K
               dated March 30, 1989                                     for the fiscal year ended
                                                                        December 30, 1988
                                                                        (File No. 0-14871)

  27.0         Financial  Data  Schedule to Form 10-K
               Report for the fiscal year ended December 25, 1998


  99           Pages 12 through 19 and 38 through 46 of                 Prospectus dated February 4,
               Prospectus dated February 4, 1986, filed                 1986, filed pursuant to Rule
               pursuant to Rule 424(b) under the                        424(b) under the Securities Act
               Securities Act of 1933, as amended                       of 1933, as amended
                                                                        (File No. 33-2290)


  (b)          Reports on Form 8-K.

               During the period covered by this report, on November 25, 1998, Registrant filed with the Securities and Exchange Commission (the
               "SEC") a Current Report on Form 8-K/A dated August 11, 1998. This
               Current Report contained details regarding the stock purchase agreement entered into with Chancellor Media Corporation of Los
               Angeles to sell the stock of Wincom.

               In addition, on January 20, 1999, Registrant filed with the SEC a Current Report on Form 8-K/A dated January 4, 1999. This Current
               Report contained details regarding the consummation of the sale of substantially all of the assets used in the operations of the KEZY-FM and KORG-AM radio stations.

               On  January  29,  1999,  Registrant  filed with the SEC a Current
               Report on Form 8-K dated January 28, 1999. This Current Report contained details regarding the consummation of the sale of the stock of Wincom.

               On February  12,  1999,  Registrant  filed with the SEC a Current
               Report on Form 8-K/A dated January 28, 1999. This Current Report contains pro forma consolidated financial statements which give effect to the sale of Wincom and the KEZY-FM and KORG-AM radio stations.

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


                                                 ML MEDIA PARTNERS, L.P.
                                                 By: Media Management Partners
                                                     General Partner

                                                 By: ML Media Management Inc.



Dated:  March 26, 1999                               /s/ Kevin K. Albert
                                                     -------------------
                                                     Kevin K. Albert
                                                     Director and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.

RP MEDIA MANAGEMENT

      Signature                                    Title                                   Date
------------------------                          ---------------------------------       ----------------

 /s/ I. Martin Pompadur                           President, Secretary and Director        March 26, 1999
 -----------------------
    (I. Martin Pompadur)                          (principal executive officer of the
                                                  Registrant)

 /s/Elizabeth McNey Yates                         Executive Vice President                 March 26, 1999
 ------------------------
   (Elizabeth McNey Yates)



ML MEDIA MANAGEMENT INC.



                  Signature                                       Title                               Date


   /s/ Kevin K. Albert                            Director and President                   March 26, 1999
----------------------------------------------
        (Kevin K. Albert)

   /s/ James V. Caruso                            Director and Executive Vice President    March 26, 1999
----------------------------------------------
        (James V. Caruso)

   /s/ David G. Cohen                             Director and Vice President              March 26, 1999
----------------------------------------------
        (David G. Cohen)

   /s/ Kevin T. Seltzer                           Vice President and Treasurer             March 26, 1999
----------------------------------------------    (principal financial officer and
        (Kevin T. Seltzer)                        principal accounting officer of the
                                                  Registrant)
