Form 10-Q
period 1999-03-26
ML MEDIA PARTNERS LP
filed 1999-05-10
CIK 785959

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 26, 1999

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


Item 1.   Financial Statements.

                                TABLE OF CONTENTS


     Consolidated Balance Sheets as of March 26, 1999 (Unaudited) and December 25, 1998 (Unaudited)

     Consolidated Income Statements for the Thirteen Week Periods Ended March 26, 1999 (Unaudited) and March 27, 1998 (Unaudited)

     Consolidated Statements of Cash Flows for the Thirteen Week Periods Ended March 26, 1999 (Unaudited) and March 27, 1998 (Unaudited)

     Notes to Consolidated Financial Statements for the Thirteen Week Period Ended March 26, 1999 (Unaudited)

                             ML MEDIA PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
       AS OF MARCH 26, 1999 (UNAUDITED) AND DECEMBER 25, 1998 (UNAUDITED)



                                                                                   March 26,                December 25,
                                                                                     1999                       1998
                                                                                ---------------            --------------
ASSETS:
Cash and cash equivalents                                                       $   168,897,606            $  101,394,305
Investments held by escrow agents                                                     3,822,268                   321,023


Accounts receivable (net of allowance for doubtful
   accounts of $658,424 and $540,407, respectively)                                   4,181,701                 4,211,614


Prepaid expenses and deferred charges (net of
   accumulated amortization of $801,978 and
   $1,681,486, respectively)                                                            461,113                   478,957


Property, plant and equipment (net of accumulated
   depreciation of $15,892,716 and $14,917,781,
   respectively)                                                                     26,103,040                26,286,171


Intangible assets (net of accumulated amortization
   of $38,118,162 and $37,333,741, respectively)                                     15,660,829                16,445,250


Assets held for sale                                                                          -                 9,459,781
Other assets                                                                          2,642,468                 3,195,518
                                                                                ---------------            --------------
TOTAL ASSETS                                                                    $   221,769,025            $  161,792,619
                                                                                ===============            ==============


(Continued on the following page.)

                             ML MEDIA PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
       AS OF MARCH 26, 1999 (UNAUDITED) AND DECEMBER 25, 1998 (UNAUDITED)
                                   (continued)

                                                                     March 26,              December 25,
                                                                       1999                    1998
                                                                  -------------            -------------
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
Borrowings                                                        $  40,000,000            $  41,993,137
Accounts payable and accrued liabilities
                                                                     23,718,107               25,407,464

Distributions payable                                                63,993,917                        -
Subscriber advance payments                                           1,508,832                1,585,448
                                                                  -------------            -------------
Total Liabilities                                                   129,220,856               68,986,049
                                                                  -------------            -------------
Commitments and Contingencies (Notes 2 and 3)


Partners' Capital:
General Partner:
   Capital contributions, net of offering expenses                    1,708,299                1,708,299
   Cumulative cash distributions                                     (1,997,673)              (1,357,734)
   Cumulative income                                                  1,277,773                  640,418
                                                                  -------------            -------------
                                                                        988,399                  990,983
                                                                  -------------            -------------
Limited Partners:
   Capital contributions, net of offering expenses
     (187,994 Units of Limited    Partnership
     Interest)                                                      169,121,150              169,121,150


   Tax allowance cash distribution                                   (6,291,459)              (6,291,459)

   Cumulative cash distributions                                   (197,769,688)            (134,415,710)
   Cumulative income                                                126,499,767               63,401,606
                                                                  -------------            -------------
                                                                     91,559,770               91,815,587
                                                                  -------------            -------------
Total Partners' Capital                                              92,548,169               92,806,570
                                                                  -------------            -------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                           $ 221,769,025            $ 161,792,619


See Notes to Consolidated Financial Statements (Unaudited).

                             ML MEDIA PARTNERS, L.P.
                         CONSOLIDATED INCOME STATEMENTS
       FOR THE THIRTEEN WEEK PERIODS ENDED MARCH 26, 1999 (UNAUDITED) AND
                           MARCH 27, 1998 (UNAUDITED)


                                                                                  March 26,                 March 27,
                                                                                    1999                      1998
                                                                                -------------           --------------

REVENUES:
Operating revenues                                                              $  10,596,446           $   12,829,089
Interest                                                                            1,195,846                  641,776
Gain on sale of the Cleveland Station                                              41,786,100                        -
Gain on sale of the Anaheim Stations                                               19,436,258                        -
                                                                                -------------           --------------
Total revenues                                                                     73,014,650               13,470,865
                                                                                -------------           --------------
COSTS AND EXPENSES:
Property operating                                                                  3,290,896                4,349,032
General and administrative                                                          2,979,393                2,872,931
Depreciation and amortization                                                       1,781,058                1,777,465
Interest expense                                                                      947,000                1,310,680
Management fees                                                                       280,787                  302,918
                                                                                -------------           --------------
Total costs and expenses                                                            9,279,134               10,613,026
                                                                                -------------           --------------

NET INCOME                                                                      $  63,735,516           $    2,857,839
                                                                                =============           ==============
PER UNIT OF LIMITED PARTNERSHIP INTEREST:
NET INCOME                                                                      $      335.64           $        15.05
                                                                                =============           ==============
Number of Units                                                                       187,994                  187,994
                                                                                =============           ==============

See Notes to Consolidated Financial Statements (Unaudited).

                             ML MEDIA PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THIRTEEN WEEK PERIODS ENDED
            MARCH 26, 1999 (UNAUDITED) AND MARCH 27, 1998 (UNAUDITED)


                                                                                  March 26,                March 27,
                                                                                    1999                      1998
                                                                                ------------               -----------
Cash flows from operating activities:
Net income                                                                      $ 63,735,516            $    2,857,839
Adjustments to reconcile net
 income to net cash (used in)/provided
 by operating activities:
Depreciation and amortization                                                      1,781,058                 1,777,465
Bad debt expense/(recovery), net                                                     204,383                   (93,484)
Gain on sale of the Cleveland Station                                            (41,786,100)                        -
Gain on sale of the Anaheim Stations                                             (19,436,258)                        -
Changes in operating assets and liabilities:
 (Increase)/Decrease:
   Accounts receivable                                                              (172,736)                  (88,860)
   Investments held by escrow agents                                              (3,501,245)                        -
   Prepaid expenses and deferred charges                                              33,408                   582,970
   Other assets                                                                      665,583                   709,270
(Decrease)/Increase:
   Accounts payable and accrued
     liabilities                                                                  (2,183,789)                2,379,127
   Subscriber advance payments                                                       (76,616)                   31,488
                                                                                ------------               -----------
Net cash (used in)/provided by
 operating activities                                                               (736,796)                8,155,815
                                                                                ------------               -----------


 (Continued on the following page.)

                             ML MEDIA PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THIRTEEN WEEK PERIODS ENDED
            MARCH 26, 1999 (UNAUDITED) AND MARCH 27, 1998 (UNAUDITED)
                                   (continued)


                                                                                  March 26,                March 27,
                                                                                    1999                     1998
                                                                                ------------            -------------
Cash flows from investing activities:
Proceeds from the sale of the Cleveland Station                                 $ 42,432,595            $           -
Proceeds from the sale of the Anaheim Stations                                    28,599,712                        -
Payment of costs incurred related to
  sale of the California Cable Systems                                                (4,377)                (255,620)
Payment of costs incurred related to the sale of C-ML Radio                           (2,892)                       -
Purchase of property, plant and equipment                                           (791,804)              (1,256,858)
                                                                                ------------            -------------
Net cash provided by/(used in) investing activities                               70,233,234               (1,512,478)
                                                                                ------------            -------------
Cash flows from financing activities:
Principal payments on borrowings                                                  (1,993,137)                (750,901)
General Partner cash distribution                                                          -                 (189,893)
                                                                                ------------            -------------
Net cash used in financing activities                                             (1,993,137)                (940,794)
                                                                                ------------            -------------
Net increase in cash and cash equivalents                                         67,503,301                5,702,543
Cash and cash equivalents at beginning of year                                   101,394,305               92,872,891
                                                                                ------------            -------------
Cash and cash equivalents at end of period                                      $168,897,606            $  98,575,434
                                                                                ============            =============
Cash paid for interest                                                          $     14,727            $     104,467
                                                                                ============            =============


Supplemental Disclosure:

During the first quarter of 1999, the Partnership declared distributions of $63,993,917 which was paid to partners in the second quarter of 1999.

See Notes to Consolidated Financial Statements (Unaudited).

                             ML MEDIA PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THIRTEEN WEEK PERIOD ENDED MARCH 26, 1999 (UNAUDITED)

1. Basis of Presentation

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of the General Partner, necessary for a fair presentation of the financial position of the Partnership as of March 26, 1999 and the results of operations and cash flows of the Partnership for the interim periods presented. The results of operations for the thirteen week period ended March 26, 1999 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in the financial statements provided herein and prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the
Securities and Exchange Commission ("SEC"). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Partnership's 1998 Annual Report on Form 10-K filed with the SEC on March 26, 1999.

Certain reclassifications were made to the 1998 financial statements to conform with the current period's presentation.

2. WEBE-FM and WICC-AM, KEZY-FM and KORG-AM, Wincom, Puerto Rico Radio and California Cable Systems

The information set forth in the Liquidity and Capital Resources section of Part I, Item 2; Management's Discussion and Analysis of Financial Condition and Results of Operations under the headings WEBE-FM and WICC-AM, KEZY-FM and KORG-AM, Wincom, Puerto Rico Radio and California Cable Systems is hereby incorporated herein by reference and made a part hereof.

3. Contingencies

     On August 29,  1997,  a purported  class  action was  commenced in New York
Supreme Court, New York County, on behalf of the limited partners of the Partnership, against the Partnership, the Partnership's general partner, Media Management Partners (the "General Partner"), the General Partner's two partners, RP Media Management ("RPMM") and ML Media Management Inc. ("MLMM"), Merrill Lynch & Co., Inc. and Merrill Lynch, Pierce, Fenner & SmithIncorporated ("Merrill Lynch"). The action concerns the Partnership's payment of certain management fees and expenses to the General Partner and the payment of certain purported fees to an affiliate of RPMM.

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

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Accordingly, defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs have both appealed this order and moved, inter alia, for leave to amend their complaint in order to re-assert certain of their claims as derivative claims on behalf of the Partnership. The appeal and the motion for leave to amend are pending.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPMM, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, the Partnership has received notices of requests for indemnification from the following defendants named therein: the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the thirteen week periods ended March 26, 1999 and March 27, 1998, the Partnership incurred approximately $18,000 and $60,000, respectively, for legal costs relating to such indemnification. Cumulatively, such costs amount to approximately $521,000 through March 26, 1999.

4.    Segment Information

The Partnership's operations have been aggregated into its main industries (Cable Television Systems and Radio Stations) in which the Partnership operates. The Cable Television Systems segment consists of the Partnership's 50% share of C-ML Cable. The Radio Stations segment consists of WEBE-FM and WICC-AM, as well as the Partnership's 50% share of C-ML Radio until its sale on June 3, 1998, the Anaheim Stations until their sale on January 4, 1999 and Wincom until its sale on January 28, 1999.

The Partnership evaluates the performance of its operating segments based on profit or loss from operations not including non-recurring gains and losses and interest income and expense. Inter-segment sales and transfers are not significant.

Summarized financial information concerning the Partnership's reportable segments for the thirteen week periods ended March 26, 1999 and March 27, 1998 are shown in the following table. The "Other" column includes parent-related items.

                                                   Cable
                                                Television             Radio
                                                  Systems            Stations             Other              Total
                                               ------------        ------------       -----------       -------------
Thirteen week period ended March 26, 1999
Operating revenues                             $  8,012,106        $  2,761,840       $       -         $  10,773,946
Gain on sale of the Cleveland Station                 -              41,786,100               -            41,786,100

Gain on sale of the Anaheim Stations                  -              19,436,258               -            19,436,258

Segment net income (loss)                         2,554,428           1,136,167        (1,177,437)          2,513,158
Segment assets                                  108,929,020          44,582,955        68,257,050         221,769,025

Thirteen week period ended March 27, 1998
Operating revenues                                7,656,269           5,387,988               -            13,044,257
Segment net income (loss)                         2,978,490           1,610,436        (1,731,087)          2,857,839
Segment assets                                  106,397,739          40,601,004        13,719,475         160,718,218



The following tables represent the reconciliation of reportable segment revenues and segment net income to the consolidated income statements for the thirteen week periods ended March 26, 1999 and March 27, 1998.

                                                                      For the thirteen week
                                                                          periods ended

                                                                 March 26, 1999      March 27, 1998
                                                                 --------------      --------------
Operating revenues
------------------
Total operating revenues for reportable segments                  $  10,773,946       $  13,044,257
Elimination of intersegment operating revenues                         (177,500)           (215,168)
                                                                  -------------       -------------
                                                                  $  10,596,446       $  12,829,089
                                                                  =============       =============



Segment net income
------------------
Total net income for reportable segments                          $   2,513,158       $   2,857,839

Gain on sale of the Cleveland Station                                41,786,100                -

Gain on sale of the Anaheim Stations                                 19,436,258                -
                                                                  -------------       -------------
                                                                  $  63,735,516       $   2,857,839
                                                                  =============       =============


The Partnership did not derive 10% or more of its operating revenue from any single customer for each of the thirteen week periods ended March 26, 1999 and March 27, 1998.

5.   Recent Accounting Statement Adopted

The Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" during the first quarter of 1999. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities, requiring the recognition of all derivatives as either assets or liabilities and to measure those instruments at fair value, as well as to identify the conditions for which a derivative may be specifically designed as a hedge. The Partnership currently does not have any derivative instruments and is not engaged in hedging activities.

6.    Subsequent Event

On March 1, 1999, the Partnership declared a cash distribution that was made to partners on March 30 and 31, 1999. Distributable proceeds from the sales of the Anaheim Stations and the Cleveland Station, and the release of approximately $6.1 million of the reserve established at the time of the California Cable Systems sale, after accounting for certain expenses of the Partnership, were included in the total cash distribution of approximately $64.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources.

As of March 26, 1999, Registrant had $168,897,606 in cash and cash equivalents. Of this amount, approximately $40.1 million is restricted for use at the operating level of the Venture (as defined below) to fund capital expenditure programs and satisfy future non-recourse debt service requirements (including annual principal payments of $20 million, $10 million of which is Registrant's share) and approximately $17.1 million is held in cash to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems prior to and resulting from their sale. In addition, as of March 26, 1999, approximately $42.7 million was being held for use at the operating level of Registrant's other remaining media properties, and all remaining cash and cash equivalents were available to Registrant for uses as provided in the Partnership Agreement; of such remaining cash, approximately $64.0 million was distributed to partners on March 30 and 31, 1999 (see below). As of March 26, 1999, the amount payable for accrued management fees and expenses owed to the General Partner amounted to approximately $1.0 million.

Registrant's ongoing cash needs will be to fund debt service, capital and operating expenditures and required working capital as well as to provide for costs and expenses related to the purported class action lawsuit (see below).

During the thirteen week period ended March 26, 1999, principal repayments of $1,993,137 and interest payments of $14,727 were made from a portion of the sales proceeds of Wincom to pay in full the remaining balance under the Wincom-WEBE-WICC Loan. During the remainder of 1999, Registrant is required to make scheduled principal repayments of $10.0 million under its C-ML Cable Notes/Credit Agreement.

On March 1, 1999, Registrant declared a $337 per $1,000 unit of limited partnership interest ("Unit") cash distribution (less applicable state and federal withholding taxes) totaling $63,353,978 that was made to limited partners on March 30 and 31, 1999. In addition, a cash distribution of $639,939 was paid to the General Partner representing its 1% share. In accordance with the terms of the Partnership Agreement, funds from sales reserves are distributed to partners of record as of the date of their release (the date when Registrant determines such reserves are no longer necessary), rather than to partners of record as of the date of such sale. Accordingly, the limited partners' portion of such distribution was composed of the following: (a) $119 per Unit (totaling $22,371,286) from distributable sales proceeds from the January 4, 1999 sale of the Anaheim Stations, which was paid to partners of record as of January 4, 1999; (b) $186 per Unit (totaling $34,966,884) from distributable sales proceeds from the January 28, 1999 sale of the Cleveland Station, which was paid to partners of record as of January 28, 1999; and (c) $32 per Unit (totaling $6,015,810) from amounts released from certain reserves previously established upon the 1996 sale of the California Cable Systems, which was paid to partners of record on March 1, 1999.

As of March 26, 1999, Registrant's operating investments in media properties consisted of a 50% interest in a joint venture (the "Venture"), which owns 100% of the stock of Century-ML Cable Corporation ("C-ML Cable"), which owns and operates two cable television systems in Puerto Rico; and an FM (WEBE-FM) and AM (WICC-AM) radio station combination in Bridgeport, Connecticut. However, on April 22, 1999, Registrant entered into an agreement to sell WEBE-FM and WICC-AM (see further discussion under WEBE-FM and WICC-AM below).

On January 4, 1999, Registrant consummated the sale of substantially all of the assets used in the operations of the KEZY-FM and KORG-AM radio station combination (see further discussion under KEZY-FM and KORG-AM below). On January 28, 1999, Registrant consummated the sale of the stock of the WQAL-FM radio station (see further discussion under Wincom below).

Registrant continues to evaluate the operations and assets of C-ML Cable. Registrant will continue to monitor the cable industry market and proceed with its efforts to secure a timely sale of its investment in C-ML Cable in a manner consistent with the overall goal of maximizing the property's value to
Registrant. On March 5, 1999, Century announced its pending acquisition by Adelphia Communications Corporation. This agreement does not include Registrant's 50% interest of C-ML Cable. Registrant anticipates that the resolution of contingencies and required escrows related to the sales of its properties may occur over a period of up to two years from the dates of such sales.

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

In September 1998, much of Puerto Rico was devastated by Hurricane Georges. Although the final assessment of damage suffered at C-ML Cable is not complete, Registrant's share of damage to the distribution plant was approximately $859,000. Since such repairs were not covered by insurance policies, such amount of net plant and equipment was written-off during the year ended December 25, 1998. During the thirteen week period ended March 26, 1999 and year ended December 25, 1998, Registrant recorded, as revenue, approximately $300,000 and $1.9 million, respectively, related to its share of anticipated insurance recoveries related to subscriber refunds. Although C-ML Cable is in the process of finalizing an insurance claim related to such hurricane damage, the ultimate resolution of these claims is subject to further negotiations with the insurance carrier.

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

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Accordingly, defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs have both appealed this order and moved, inter alia, for leave to amend their complaint in order to re-assert certain of their claims as derivative claims on behalf of Registrant. The appeal and the motion for leave to amend are pending.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPMM, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the thirteen week periods ended March 26, 1999 and March 27, 1998, Registrant incurred approximately $18,000 and
$60,000, respectively, for legal costs relating to such indemnification. Cumulatively, such costs amount to approximately $521,000 through March 26, 1999.

WEBE-FM and WICC-AM

On April 22, 1999, Registrant entered into a sales agreement (the "Connecticut Agreement") with Shadow Communications, LLC ("Shadow") pursuant to which, among other things, Registrant agreed to sell and Shadow agreed to buy substantially all of the assets used in Registrant's radio stations WICC-AM and WEBE-FM (the "Connecticut Stations") serving, respectively, Bridgeport, Connecticut and Westport, Connecticut. The base purchase price specified in the Connecticut Agreement is $66 million, subject to certain adjustments for the apportionment of certain items of income and expense, as provided in the Connecticut Agreement. Consummation of the purchase and sale of the Connecticut Stations (the "Closing") is subject to the satisfaction of certain enumerated conditions precedent set forth in the Connecticut Agreement, including obtaining the approval of the Federal Communications Commission ("Commission" or "FCC") and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Under the terms of the Connecticut Agreement, at the Closing an escrow account in the amount of $3,300,000 will be established from which Shadow may make indemnification claims until December 31, 2000.

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

Pursuant to the Cleveland Agreement, Registrant deposited $2.5 million into an indemnity escrow account against which Chancellor may make indemnification claims for a period of up to two years after the closing; $1.5 million, less any claims previously asserted, will be released from such escrow on December 31, 1999. Approximately $2.0 million was used to repay in full the remaining outstanding balance of the Wincom-WEBE-WICC Loan and pursuant to the terms of the Wincom-WEBE-WICC Loan, an initial amount of approximately $7.3 million was paid to the Wincom Bank, pursuant to its 15% residual interest in the net sales proceeds from the sale of Wincom. In addition, Registrant held approximately $2.6 million of the sales proceeds to pay (or to reserve for payment of) wind-down expenses and sale-related expenses. The remaining sales proceeds of $35.3 million were included in the cash distribution made to partners on March 30, 1999 in accordance with the terms of the Partnership Agreement. To the extent any amounts reserved or paid into escrow as described above are subsequently released, such amounts will be distributed to partners of record as of the date of such release from such escrow or reserves. Registrant recognized a gain of approximately $41.8 million on the sale of the Cleveland Station. As of March 26, 1999, Registrant had approximately $2.4 million remaining in cash reserves from the sale of the Cleveland Station.

On December 31, 1997, the Wincom-WEBE-WICC Loan matured and became due and payable in accordance with its terms. Registrant remained in default on the Wincom-WEBE-WICC Loan during 1998, and as of December 25, 1998 a principal balance of $1,993,137 was outstanding. Although in 1999, Registrant repaid the remaining outstanding principal balance of the Wincom-WEBE-WICC Loan in full plus accrued interest, the default has not been waived by the Wincom Bank.

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

Pursuant to the Anaheim Agreement, Registrant deposited $1.0 million into an indemnity escrow account against which Citicasters may make indemnification claims for a period of one year after the closing. In addition, Registrant held approximately $5.2 million of the sales proceeds to pay (or to reserve for payment of) expenses and liabilities relating to the operations of the Anaheim Stations prior to the sale as well as wind-down expenses, sale-related expenses and contingent obligations of the Anaheim Stations. The remaining sales proceeds of approximately $23.9 million were included in the cash distribution made to partners on March 30, 1999, after accounting for certain expenses of Registrant, in accordance with the terms of the Partnership Agreement. To the extent any amounts reserved or paid into escrow as described above are subsequently released, such amounts will be distributed to partners of record as of the date of such release from such escrow or reserves. Registrant recognized a gain of approximately $19.4 million on the sale of the Anaheim Stations. As of March 26, 1999, Registrant had approximately $4.9 million remaining in cash reserves from the sale of the Anaheim Stations.

Puerto Rico Radio

On June 3, 1998, the Venture consummated the sale of C-ML Radio pursuant to a sales agreement entered into in October 1997 between the Venture and Madifide, Inc. The base sales price for C-ML Radio was approximately $11.5 million, approximately $5.8 million of which is Registrant's share, subject to closing adjustments. At the closing, the Venture and Madifide, Inc. entered into escrow agreements pursuant to which the Venture deposited, in aggregate, $725,040, $362,520 of which is Registrant's share, into three separate escrow accounts with respect to which indemnification, benefit, and chattel mortgage claims may be made by Madifide, Inc. for a period of one year. The balance of these escrows, which is being classified on the accompanying Consolidated Balance Sheet as Investments held by escrow agents, was $318,131 as of March 26, 1999.

Pursuant to the terms of the outstanding senior indebtedness that jointly financed C-ML Radio and C-ML Cable, the net proceeds, and escrow amounts when released from the sale of C-ML Radio must be retained by the Venture and cannot be distributed to Registrant or its partners.

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

In addition, upon closing of the sale of the California Cable Systems, Registrant set aside approximately $40.7 million in a cash reserve to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems' operations prior to and resulting from their sale, as well as a potential purchase price adjustment. In accordance with the terms of the Partnership Agreement, any amounts which may be available for distribution from any unused cash reserves, after accounting for certain other expenses of Registrant including certain expenses incurred after May 31, 1996, will be distributed to partners of record as of the date such unused reserves are released, when Registrant determines such reserves are no longer necessary, rather than to the partners of record on May 31, 1996, the date of the sale. On March 1, 1999, reserves in the amount of approximately $6.1 million were released and, in accordance with the terms of the Partnership Agreement, have been included in the cash distribution, after accounting for certain expenses of Registrant that was made on March 31, 1999. As of March 26, 1999, Registrant had approximately $17.1 million remaining in such cash reserves.

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

The Y2K compliance is required at both Registrant's parent level, as well as at Registrant's operating investments in media properties, which currently includes a cable television system and two radio stations (the "Media Properties").

Parent level
The General Partner, through MLMM, is responsible for providing administrative and accounting services necessary to support Registrant's operations, including maintenance of the books and records, maintenance of the partner database, issuance of financial reports and tax information to partners and processing distribution payments to partners. In 1995, Merrill Lynch & Co., Inc. established the Year 2000 Compliance Initiative, which is an enterprisewide effort (of which MLMM is a part) to address the risks associated with the Y2K problem, both internal and external. The integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems. Merrill Lynch continues to survey and communicate with third parties whose Year 2000 readiness is important to the company. Based on the nature of the response and the importance of the product or service involved, Merrill Lynch determines if additional testing is needed.

Merrill Lynch & Co., Inc. participated in further industrywide testing during March and April 1999 sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted.

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

Cable Television Industry Regulation

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

Rate Regulation

Under the Communications Act of 1934, as amended (the "Communications Act"), cable systems that are not subject to "effective competition" are subject to regulation by local franchising authorities regarding the rates that may be charged to subscribers.

     Under the 1992 Cable Act, a local franchising authority may certify with the FCC to regulate the basic service tier ("BST") and associated subscriber equipment of a cable system within its jurisdiction. By law, the BST must include all broadcast signals (with the exception of national "superstations"), including those required to be carried under the mandatory carriage provisions of the 1992 Cable Act, as well as public, educational, and governmental access channels required by the franchise. Pursuant to FCC rules, the Telecommunications Regulatory Board of Puerto Rico (the "Board") filed for certification to regulate the rates of the cable system operated by the Venture. The cable system operator contested the certification, claiming that it was subject to effective competition, and therefore exempt from rate regulation, because fewer than 30 percent of the households in the system's franchise area subscribe to the system. The FCC's Cable Services Bureau, however, upheld the Board's certification and in November 1998, the FCC denied the cable operator's application for review of the decision, as well as a request for stay. The cable operator filed a petition for reconsideration of the FCC's denial of the application for review, which remains pending. Under FCC rules, a cable system remains subject to rate regulation until the FCC finds that effective competition exists. The franchising authority for the San Juan Cable System in Puerto Rico has been authorized by the FCC to regulate the basic cable service and equipment rates and charges of the system. The franchising authority has not yet sent a notice to the system to initiate rate regulation. Regulation may result in reduced revenues going forward and in refunds to customers for charges above those allowed by the FCC's rate regulations for up to 12 months retroactively from when new rates are initiated or the franchising authority issues a potential refund accounting order. Registrant is currently assessing the impact of this regulation.

Pursuant to the Telecommunications Act of 1996 (the "1996 Act"), the FCC's jurisdiction to regulate the rates of the cable programming service tier ("CPST"), which generally includes programming other than that carried on the BST or offered on a per-channel or per-program basis, expired on March 31, 1999. The CPST is now exempt from rate regulation. The FCC has announced, however that it will continue to process and rule upon rate complaints relating to the CPST for periods prior to April 1, 1999. Under procedures mandated by the 1996 Act, only a local franchising authority may file an FCC complaint regarding CPST rates, and then only if the franchising authority receives "subscriber complaints" within 90 days of the effective date of a rate increase. The FCC must issue a final order within 90 days after receiving a franchising authority's complaint.

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

Pending before the FCC is a petition calling for a freeze on cable rates and increased rate regulation. Congress has also expressed some interest in cable rates and programming costs. In addition, the Chairman of the FCC continues to express concern that the March 31, 1999 sunset for regulation of CPST rates may have been unrealistic given his belief that competition to cable has not developed as rapidly as expected following enactment of the 1996 Act. Registrant cannot predict the likelihood or potential outcome of any FCC or congressional action on these issues.

Must-Carry

On March 31, 1997, the United States Supreme Court, in a 5-4 decision, upheld the constitutionality of the must-carry provisions of the 1992 Cable Act. As a result, the regulations promulgated by the FCC to implement the must-carry provisions will remain in effect. Under those rules, cable operators generally are required to devote up to one-third of their activated channel capacity to the carriage of local commercial television stations. The FCC currently is considering whether cable operators are, or should be, obligated to carry the digital signals of broadcast stations. Registrant cannot predict the effect of any requirement that cable operators carry digital broadcast signals in addition to existing analog signals, nor the outcome of this proceeding on its operations.

Concentration of Ownership

The 1992 Cable Act directed the FCC to establish reasonable limits on the number of cable subscribers a single company may reach through cable systems it owns (horizontal concentration) and the number of system channels that a cable operator could use to carry programming services in which it holds an ownership interest (vertical concentration).

The horizontal ownership restrictions of the 1992 Cable Act were struck down by a federal district court as an unconstitutional restriction on speech. Pending final judicial resolution of this issue, the FCC voluntarily stayed the effective date of its horizontal ownership limitations, which would place a 30 percent nationwide limit on subscribers served by any one entity. Thereafter, a Motion to lift the Stay and Petitions for Reconsideration were filed with the Commission. A challenge was also brought against the rules in federal court. In August 1996, the United States Court of Appeals for the District of Columbia Circuit decided to hold court proceedings in abeyance pending the Commission's reconsideration of the rules. In June 1998, the Commission affirmed its rule that no person or entity can own or have an attributable interest in cable systems reaching more than 30% of homes passed nationwide, with an exception permitting ownership of cable systems reaching up to 35% of all homes passed nationwide (as long as the additional homes passed beyond 30% are served by minority-controlled cable systems). The Commission also lifted its voluntary stay on enforcement of that portion of the horizontal ownership rules that applies to information reporting requirements, which compel entities owning cable systems passing more than 20% of homes nationwide to inform the agency how many homes that entity will pass both before and after a proposed acquisition prior to acquiring an attributable interest in any additional cable systems. The FCC also declined to revise the factors used to calculate a cable system's compliance with the 30% limit. The Commission, however, has not yet determined whether the horizontal ownership rules should consider the presence of all MVPDs in the market rather than cable operators alone; whether the rules should be based on actual subscribers rather than on homes passed; whether 30% remains the appropriate limit given evolving market conditions; and whether the minority-controlled allowance remains an effective way to promote minority participation in the cable industry. Registrant is unable to predict the ultimate outcome of these proceedings or the impact upon its operations of various FCC regulations still being formulated and/or interpreted.

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

Renewal and Transfer

The Cable Communications and Policy Act of 1984 (the "1984 Cable Act") established procedures for the renewal of cable television franchises. The procedures were designed to provide incumbent franchisees with a fair hearing on past performances, an opportunity to present a renewal proposal and to have it fairly and carefully considered, and a right of appeal if the franchising authority either fails to follow the procedures or denies renewal unfairly. These procedures were intended to provide an incumbent franchisee with substantially greater protection than previously available against the denial of its franchise renewal application.

The 1992 Cable Act sought to address some of the issues left unresolved by the 1984 Cable Act. It established a more definite timetable in which the franchising authority is to act on a renewal request. It also narrowed the range of circumstances in which a franchised operator might contend that the
franchising   authority  had  constructively   waived  non-compliance  with  its
franchise.

Cable system operators are sometimes confronted by challenges in the form of proposals for competing cable franchises in the same geographic area; challenges which may arise in the context of renewal proceedings. In Rolla Cable Systems v. City of Rolla, a federal district court in Missouri in 1991 upheld a city's denial of franchise renewal to an operator whose level of technical services was found deficient under the renewal standards of the 1984 Cable Act. Local franchising authorities also have, in some circumstances, proposed to construct their own cable systems or decided to invite other private interests to compete with the incumbent cable operator. Judicial challenges to such actions by incumbent system operators have, to date, generally been unsuccessful. Registrant cannot predict the outcome or ultimate impact of these or similar franchising and judicial actions.

Pursuant to the 1992 Cable Act, where local consent to a transfer is required, the franchise authority must act within 120 days of submission of a transfer request or the transfer is deemed approved. The 120-day period commences upon the submission to local franchising authorities of information required on a standardized FCC transfer form. The franchise authority may request additional information beyond that required under FCC rules. Further, the 1992 Cable Act gave local franchising officials the authority to prohibit the sale of a cable system if the proposed buyer operates another cable system in the jurisdiction or if such sale would reduce competition in cable service.

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

The FCC has authorized the introduction of satellite digital audio radio service ("DARS"). Satellite DARS systems are designed to provide for regional or nationwide distribution of radio programming with fidelity comparable to compact disks. The Commission has issued two authorizations to launch and operate satellite DARS services. Recently, a third company has applied to the FCC to provide satellite DARS service. The FCC also has undertaken an inquiry into the terrestrial broadcast of DARS signals, addressing, among other things, the need for spectrum outside the existing FM band and the role of existing broadcasters in providing such a service. Registrant cannot predict the outcome of these proceedings or the ultimate impact of DARS on its stations.

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

Results of Operations.

For the thirteen week periods ended March 26, 1999 and March 27, 1998:

Net Income.

Registrant's net income for the thirteen week period ended March 26, 1999 was approximately $63.7 million, as compared to net income of approximately $2.9 million for the 1998 period. The increase in net income for the 1999 period resulted primarily from the approximate $41.8 million and $19.4 million gains in connection with the sales of the Cleveland Station and the Anaheim Stations, respectively, as well as other factors described below.

Operating Revenues.

     During the first quarters of 1999 and 1998, Registrant had total operating revenues of approximately $10.6 million and $12.8 million, respectively. The approximate $2.2 million decrease in operating revenues was primarily due to a decrease of approximately $1.6 million in operating revenues at the Cleveland Station and a decrease of approximately $1.0 million at the Anaheim Stations, both resulting from the sale of such stations in January 1999. These decreases were partially offset by an increase of approximately $311,000 at C-ML Cable resulting from an increase in basic subscribers from 125,384 at the end of the first quarter of 1998 to 132,919 at the end of the first quarter of 1999. The remaining increases or decreases in operating revenues were immaterial, either individually or in the aggregate.

Interest Income.

Registrant earned interest income of approximately $1.2 million and $642,000 during the first quarters of 1999 and 1998, respectively. The increase is due primarily to interest earned on the higher cash balances that existed during the first quarter of 1999 resulting from the sales of the Cleveland Station and the Anaheim Stations, prior to the March 1999 cash distribution.

Property Operating Expense.

During the first quarters of 1999 and 1998, Registrant incurred property operating expenses of approximately $3.3 million and $4.3 million, respectively. Registrant's total property operating expenses decreased by approximately $1.0 million primarily due to a decrease of approximately $915,000 at the Cleveland Station and a decrease of approximately $581,000 at the Anaheim Stations, both resulting from the sale of such stations in January 1999. These decreases were primarily offset by an increase of approximately $346,000 at C-ML Cable due to an increase in property taxes, as well as expenses directly related to the increase in operating revenues. The remaining increases or decreases in property operating expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

General and Administrative Expense.

During the first quarters of 1999 and 1998, Registrant incurred general and administrative expenses of approximately $3.0 million and $2.9 million, respectively. Registrant's total general and administrative expenses increased by approximately $106,000 primarily due to an increase of approximately $218,000 at C-ML Cable due primarily to increased bad debt expense and professional fees, an increase of approximately $217,000 at the Partnership level due to an increase in professional fees. These increases in general and administrative expenses were offset by a decrease of approximately $335,000 at Registrant's radio stations due primarily to the sale of the Cleveland Station and the Anaheim Stations in January 1999. The remaining increases or decreases in general and administrative expenses at Registrant's other properties were immaterial, either individually or in the aggregate.

Depreciation and Amortization Expense.

Registrant's depreciation and amortization expense totaled approximately $1.8 million during the first quarters of 1999 and 1998. Registrant's total depreciation and amortization expense remained flat primarily due to an increase of approximately $165,000 at C-ML Cable due to an increase in the asset base resulting from the cable systems expansion, offset by decreases of approximately $20,000 at the Cleveland Station and $106,000 at the Anaheim Stations, both resulting from the sale of the such stations in January 1999 and a decrease of approximately $34,000 at C-ML Radio resulting from its sale in June 1998. The remaining increases or decreases in depreciation and amortization expense at Registrant's other properties were immaterial, either individually or in the aggregate.



Item 3. Quantitative and Qualitative Disclosure About Market Risk

As of March 26, 1999, Registrant maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on Registrant's financial position.

Registrant's outstanding long-term debt as of March 26, 1999, bears interest at fixed rates, therefore, changes in interest rates would have no effect on Registrant's results of operations.

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

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Accordingly, defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs have both appealed this order and moved, inter alia, for leave to amend their complaint in order to re-assert certain of their claims as derivative claims on behalf of Registrant. The appeal and the motion for leave to amend are pending.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPMM, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, the Partnership has received notices of requests for indemnification from the following defendants named therein: the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the thirteen week periods ended March 26, 1999 and March 27, 1998, the Partnership incurred approximately $18,000 and $60,000, respectively, for legal costs relating to such indemnification. Cumulatively, such costs amount to approximately $521,000 through March 26, 1999.

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

                          On February 12, 1999, Registrant filed with the SEC a Current Report on Form 8-K/A dated January 28, 1999. This Current Report contained pro forma consolidated financial statements which give effect to the sale of Wincom and the KEZY-FM and KORG-AM radio stations.

                          In addition, on April 27, 1999, Registrant filed with the SEC a Current Report on Form 8-K dated April 22, 1999. This Current Report contained details regarding the agreement to sell substantially all of the assets used in the operations of the WICC-AM and WEBE-FM radio stations.

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

                             ML MEDIA PARTNERS, L.P.
                          By: Media Management Partners
                                 General Partner

                          By: ML Media Management Inc.


Dated: May 10, 1999                  /s/ Kevin K. Albert
                                     -------------------------------------------
                                     Kevin K. Albert
                                     Director and President

Dated: May 10, 1999                  /s/ James V. Caruso
                                     -------------------------------------------
                                     James V. Caruso
                                     Director and Executive Vice
                                     President

Dated: May 10, 1999                  /s/ David G. Cohen
                                     -------------------------------------------
                                     David G. Cohen
                                     Director and Vice President

Dated: May 10, 1999                  /s/ Kevin T. Seltzer
                                     -------------------------------------------
                                     Kevin T. Seltzer
                                     Vice President and Treasurer
                                    (principal accounting officer
                                     and principal financial
                                     officer of the Registrant)

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

                                     ML MEDIA PARTNERS, L.P.
                                     By: Media Management Partners
                                     General Partner

                                     By: RP Media Management

                                     By: IMP Media Management, Inc.

Dated: May 10, 1999                  /s/ I. Martin Pompadur
                                     -------------------------------------------
                                     I. Martin Pompadur
                                     President, Secretary and
                                     Director
                                    (principal executive officer of
                                     the Registrant)

Dated: May 10, 1999                  /s/ Elizabeth McNey Yates
                                     -------------------------------------------
                                     Elizabeth McNey Yates
                                     Executive Vice President