Form 10-Q
period 1999-06-25
ML MEDIA PARTNERS LP
filed 1999-08-13
CIK 785959

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 25, 1999

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

Yes  X   No     .
    ---     ---

                             ML MEDIA PARTNERS, L.P.
                         PART I - FINANCIAL INFORMATION.


Item 1.   Financial Statements.

                                TABLE OF CONTENTS


Consolidated Balance Sheets as of June 25, 1999 (Unaudited) and December 25, 1998 (Unaudited)

Consolidated Income Statements for the Thirteen and Twenty-Six Week Periods Ended June 25, 1999 (Unaudited) and June 26, 1998 (Unaudited)

Consolidated Statements of Cash Flows for the Twenty-Six Week Periods Ended June 25, 1999 (Unaudited) and June 26, 1998 (Unaudited)

Notes to Consolidated Financial Statements for the Twenty-Six Week Periods Ended June 25, 1999 (Unaudited) and June 26, 1998 (Unaudited)

                                    ML MEDIA PARTNERS, L.P.
                                  CONSOLIDATED BALANCE SHEETS
               AS OF JUNE 25, 1999 (UNAUDITED) AND DECEMBER 25, 1998 (UNAUDITED)

                                                                            June 25,                 December 25,
                                                                              1999                       1998
                                                                         -------------               -------------
ASSETS:
Cash and cash equivalents                                                $ 108,455,060               $ 101,394,305
Investments held by escrow agents                                            3,552,269                     321,023
Accounts receivable (net of allowance for doubtful
   accounts of $604,421 and $540,407, respectively)                          4,296,993                   4,211,614
Prepaid expenses and deferred charges (net of
   accumulated amortization of $564,267 and
   $1,422,072, respectively)                                                   257,843                     450,748
Property, plant and equipment (net of accumulated
   depreciation of $14,450,804 and $12,396,742,
   respectively)                                                            26,405,587                  26,184,747
Intangible assets (net of accumulated amortization
   of $34,354,640 and $32,977,332, respectively)                             3,892,506                   5,262,658
Other assets                                                                 1,595,157                   2,147,421
Net assets of discontinued operations - Radio
   Station Segment                                                          10,067,018                  18,656,569
                                                                         -------------               -------------
TOTAL ASSETS                                                             $ 158,522,433               $ 158,629,085
                                                                         =============               =============

LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
Borrowings                                                               $  40,000,000               $  40,000,000
Accounts payable and accrued liabilities                                    21,141,337                  24,237,067
Subscriber advance payments                                                  1,517,342                   1,585,448
                                                                         -------------               -------------
Total Liabilities                                                           62,658,679                  65,822,515
                                                                         -------------               -------------

Commitments and Contingencies (Notes 2 and 4)

Partners' Capital:
General Partner:
   Capital contributions, net of offering expenses                           1,708,299                   1,708,299
   Cumulative cash distributions                                            (1,997,673)                 (1,357,734)
   Cumulative income                                                         1,310,929                     640,418
                                                                         -------------               -------------
                                                                             1,021,555                     990,983
                                                                         -------------               -------------
Limited Partners:
   Capital contributions, net of offering expenses
     (187,994 Units of Limited Partnership Interest)                       169,121,150                 169,121,150
   Tax allowance cash distribution                                          (6,291,459)                 (6,291,459)
   Cumulative cash distributions                                          (197,769,688)               (134,415,710)
   Cumulative income                                                       129,782,196                  63,401,606
                                                                         -------------               -------------
                                                                            94,842,199                  91,815,587
                                                                         -------------               -------------
Total Partners' Capital                                                     95,863,754                  92,806,570
                                                                         -------------               -------------
TOTAL LIABILITIES AND
   PARTNERS' CAPITAL                                                     $ 158,522,433               $ 158,629,085
                                                                         =============               =============

See Notes to Consolidated Financial Statements (Unaudited).

                                    ML MEDIA PARTNERS, L.P.
                                CONSOLIDATED INCOME STATEMENTS
                FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED JUNE 25, 1999
                          (UNAUDITED) AND JUNE 26, 1998 (UNAUDITED)

                                                     Thirteen Weeks                         Twenty-Six Weeks
                                               -----------------------------          ---------------------------
                                                 June 25,         June 26,              June 25,        June 26,
                                                   1999             1998                  1999            1998
                                               ------------     ------------          ------------   ------------

Partnership Operating
   Revenues and Expenses:

REVENUES:
Operating revenues                             $  8,497,284     $  8,370,731          $ 16,464,654   $ 16,027,000
Interest                                            781,849          872,210             2,026,149      1,513,986
                                               ------------     ------------          ------------   ------------
Total revenues                                    9,279,133        9,242,941            18,490,803     17,540,986
                                               ------------     ------------          ------------   ------------

COSTS AND EXPENSES:
Property operating                                2,259,123        2,385,622             4,548,437      4,329,056
General and administrative                        2,118,145        1,901,254             4,573,841      3,748,870
Depreciation and amortization                     1,796,709        1,663,300             3,474,774      3,175,483
Interest expense                                    947,000        1,103,416             1,894,000      2,243,520
Management fees                                     274,157          302,917               554,944        605,835
                                               ------------     ------------          ------------   ------------
Total costs and expenses                          7,395,134        7,356,509            15,045,996     14,102,764
                                               ------------     ------------          ------------   ------------

Income from continuing operations                 1,883,999        1,886,432             3,444,807      3,438,222
                                               ------------     ------------          ------------   ------------
DISCONTINUED OPERATIONS:
Income from discontinued operations -
   Radio Station Segment                          1,431,586        1,088,862             2,383,936      2,394,911
Gain on sale - Radio Station Segment                      -        2,842,178            61,222,358      2,842,178
                                               ------------     ------------          ------------   ------------

Total discontinued
   operations                                     1,431,586        3,931,040            63,606,294      5,237,089
                                               ------------     ------------          ------------   ------------

NET INCOME                                     $  3,315,585     $  5,817,472          $ 67,051,101   $  8,675,311
                                               ============     ============          ============   ============

PER UNIT OF LIMITED
   PARTNERSHIP INTEREST:

Income from continuing
   operations                                  $       9.92     $       9.94          $      18.14   $      18.11
                                               ------------     ------------          ------------   ------------
Income from discontinued
   operations -Radio
   Station Segment                                     7.54             5.73                 12.55          12.61

Gain on sale -Radio
   Station Segment                                        -            14.97                322.41          14.97
                                               ------------     ------------          ------------   ------------
                                                       7.54            20.70                334.96          27.58
                                               ------------     ------------          ------------   ------------
NET INCOME                                     $      17.46     $      30.64          $     353.10   $      45.69
                                               ============     ============          ============   ============
Number of Units                                     187,994          187,994               187,994        187,994
                                               ============     ============          ============   ============


See Notes to Consolidated Financial Statements (Unaudited).

                                    ML MEDIA PARTNERS, L.P.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE TWENTY-SIX WEEK PERIODS ENDED JUNE 25, 1999 (UNAUDITED)
                                 AND JUNE 26, 1998(UNAUDITED)

                                                                      June 25,                June 26,
                                                                       1999                     1998
                                                                   -------------           -------------
Cash flows from operating activities:
Net income                                                         $  67,051,101           $   8,675,311
Adjustments to reconcile net
    income to net cash provided
    by operating activities:
Income from discontinued operations
    - Radio Station Segment                                           (2,383,936)             (2,394,911)
Depreciation and amortization                                          3,474,774               3,175,483
Bad debt expense                                                         134,319                 151,361
Gain on sale of discontinued operations
    - Radio Station Segment                                          (61,222,358)             (2,842,178)
Changes in operating assets and
    liabilities:
(Increase)/Decrease:
    Accounts receivable                                                 (219,698)               (292,127)
    Investments held by escrow agents                                 (3,231,246)               (593,125)
    Prepaid expenses and deferred charges                                149,500                 754,778
    Other assets                                                         552,264               1,466,756
(Decrease)/Increase:
    Accounts payable and accrued liabilities                          (3,057,700)              2,779,720
    Subscriber advance payments                                          (68,106)                 62,370
                                                                   -------------           -------------

Net cash provided by continuing operations                             1,178,914              10,943,438
Net cash provided by discontinued operations
  - Radio Station Segment                                              3,481,807               1,161,124
                                                                   -------------           -------------
Net cash provided by operating activities                              4,660,721              12,104,562
                                                                   -------------           -------------


(Continued on the following page.)

                                     ML MEDIA PARTNERS, L.P.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE TWENTY-SIX WEEK PERIODS ENDED JUNE 25, 1999 (UNAUDITED)
                                  AND JUNE 26, 1998 (UNAUDITED)
                                           (continued)

                                                                     June 25,                 June 26,
                                                                       1999                    1998
                                                                   -------------           -------------
Cash flows from investing activities:
Proceeds from sale of discontinued operations
    - Radio Station Segment                                        $  71,032,307           $   5,768,750
Payment of costs incurred related to sale of
    discontinued operations - Radio Station Segment                     (321,023)                      -
Payment of costs incurred related to
    sale of the California Cable Systems                                 (38,029)               (273,686)
Purchase of property, plant and
    equipment                                                         (2,274,902)             (2,723,791)
Purchase of property, plant and equipment of
    discontinued operations - Radio Station Segment                       (4,109)                 (6,019)
Payment for intangible assets                                             (7,156)                      -
                                                                   -------------           -------------

Net cash provided by
    investing activities                                              68,387,088               2,765,254
                                                                   -------------           -------------

Cash flows from financing activities:
Principal payments on borrowings of discontinued
    operations - Radio Station Segment                                (1,993,137)             (1,250,901)
Limited partners cash distribution                                   (63,353,978)                      -
General Partner cash distribution                                       (639,939)               (189,893)
                                                                   -------------           -------------
Net cash used in financing activities                                (65,987,054)             (1,440,794)
                                                                   -------------           -------------
Net increase in cash and cash equivalents                              7,060,755              13,429,022
Cash and cash equivalents at beginning of year                       101,394,305              92,872,891
                                                                   -------------           -------------
Cash and cash equivalents at end of period                         $ 108,455,060           $ 106,301,913
                                                                   =============           =============
Cash paid for interest                                             $      14,727           $   2,562,474
                                                                   =============           =============




See Notes to Consolidated Financial Statements (Unaudited).

                             ML MEDIA PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE TWENTY-SIX WEEK PERIODS ENDED JUNE 25, 1999 (UNAUDITED)
                          AND JUNE 26, 1998 (UNAUDITED)

1. Basis of Presentation

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of the General Partner, necessary for a fair presentation of the financial position of the Partnership as of June 25, 1999 and the results of operations and cash flows of the Partnership for the interim periods presented. The results of operations for the twenty-six week period ended June 25, 1999 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in the financial statements provided herein and prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the
Securities and Exchange Commission ("SEC"). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Partnership's 1998 Annual Report on Form 10-K filed with the SEC on March 26, 1999.

2. WEBE-FM and WICC-AM, KEZY-FM and KORG-AM, Wincom, Puerto Rico Radio and California Cable Systems

The information set forth in the Liquidity and Capital Resources section of Part I, Item 2; Management's Discussion and Analysis of Financial Condition and Results of Operations under the headings WEBE-FM and WICC-AM, KEZY-FM and KORG-AM, Wincom, Puerto Rico Radio and California Cable Systems is hereby incorporated by reference and made a part hereof.

3. Discontinued Operations

Due to the recent dispositions (see Note 2) of C-ML Radio, KEZY-FM and KORG-AM and Wincom on June 3, 1998, January 4, 1999 and January 28, 1999, respectively, and the Partnership's decision to sell (see Note 2) WEBE-FM and WICC-AM, the Partnership has presented its Radio Station Segment as discontinued operations.

The December 25, 1998 Consolidated Balance Sheet and the June 26, 1998 Consolidated Income Statements and Consolidated Statement of Cash Flows have been restated to present such discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of these discontinued operations have been excluded from the respective captions in the Consolidated Balance Sheets, Consolidated Income Statements and Consolidated Statements of Cash Flows, and have been reported through the dates of disposition as "Net assets of discontinued operations - Radio Station Segment," "Income from discontinued operations - Radio Station Segment" and "Net cash provided by discontinued operations - Radio Station Segment" for all periods presented.

The net assets of discontinued operations of the Radio Station Segment on the Consolidated Balance Sheets are comprised of the following:

                                                                As of                   As of
                                                            June 25, 1999         December 25, 1998
                                                           ---------------        -----------------

Property, plant and equipment, net                         $        91,379        $         781,361

Intangible assets, net                                          10,990,760               19,812,637

Other assets including prepaid
 expenses and deferred charges, net                                 79,090                1,226,105

Borrowings                                                               -               (1,993,137)

Accounts payable and accrued liabilities                        (1,094,211)              (1,170,397)
                                                           ---------------        -----------------

Net assets of discontinued
    operations - Radio Station Segment                     $    10,067,018        $      18,656,569
                                                           ===============        =================

Summarized results of discontinued operations of the Radio Station Segment on the Consolidated Income Statements are as follows:

                                                  Thirteen Weeks                             Twenty-Six Weeks
                                      --------------------------------------      -------------------------------------
                                          June 25,               June 26,             June 25,              June 26,
                                           1999                   1998                  1999                  1998
                                      ----------------       ---------------      ---------------       ---------------
Operating revenues                    $      3,393,164       $     5,941,250      $     5,977,504       $    11,114,070
                                      ----------------       ---------------      ---------------       ---------------

Less:
Operating expenses                           1,961,578             4,703,384            3,578,841             8,399,580

Interest expense                                     -               149,004               14,727               319,579
                                      ----------------       ---------------      ---------------       ---------------
                                             1,961,578             4,852,388            3,593,568             8,719,159
                                      ----------------       ---------------      ---------------       ---------------
Operating Income from
  discontinued operations -
  Radio Station Segment                      1,431,586             1,088,862            2,383,936             2,394,911

Gain on sale -
  Radio Station Segment                              -             2,842,178           61,222,358             2,842,178
                                      ----------------       ---------------      ---------------       ---------------

Total
 discontinued operations              $      1,431,586       $     3,931,040      $    63,606,294       $     5,237,089
                                      ================       ===============      ===============       ===============


The Partnership expects to recognize a gain on the disposition of the remaining unsold properties in the Radio Station Segment and will record such gain upon consummation of their disposal.

4. Contingencies

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

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Accordingly, defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs have both appealed this order and moved, inter alia, for leave to amend their complaint in order to re-assert certain of their claims as derivative claims on behalf of the Partnership. The appeal and the motion for leave to amend are pending. Defendants have not yet responded to the appeal, and have served papers in opposition to the plaintiffs' motion for leave to amend their complaint.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPMM, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, Partnership has received notices of requests for indemnification from the following defendants named therein: the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the thirteen and twenty-six week periods ended June 25, 1999, the Partnership incurred approximately $103,000 and $121,000, respectively, for legal costs relating to such indemnification. For the thirteen and twenty-six week periods ended June 26, 1998, the Partnership incurred approximately $132,000 and $192,000, respectively, for legal costs relating to such indemnification. Cumulatively, such costs amount to approximately $624,000 through June 25, 1999.

5. Segment Information

The Partnership's continuing operations are presented as one segment, the Cable Television Systems segment, which operates in one geographical location and consists of the Partnership's 50% share of C-ML Cable. The Partnership currently presents the Radio Station Segment as discontinued operations (see Note 3).

6. Recent Accounting Statement Adopted

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources.

As of June 25, 1999, Registrant had $108,455,060 in cash and cash equivalents. Of this amount, approximately $42.3 million is restricted for use at the operating level of the Venture (as defined below) to fund capital expenditure programs and satisfy future non-recourse debt service requirements (including annual principal payments of $20 million, $10 million of which is Registrant's share); approximately $17.1 million is held in cash to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems prior to and resulting from their sale; and approximately $6.5 million is held in cash to cover operating liabilities and contingencies relating to the Anaheim Station and Cleveland Stations prior to and resulting from their sale. In addition, as of June 25, 1999, approximately $9.9 million was being held for use at the operating level of Registrant's other remaining media properties and all remaining cash and cash equivalents were available to Registrant for uses as provided in the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). As of June 25, 1999, the amount payable for accrued management fees and expenses owed to the General Partner amounted to approximately $1.3 million.

Registrant's ongoing cash needs will be to fund debt service, capital and operating expenditures and required working capital as well as to provide for costs and expenses related to the purported class action lawsuit (see below).

During the twenty-six week period ended June 25, 1999, principal repayments of $1,993,137 and interest payments of $14,727 were made from a portion of the sales proceeds of Wincom to pay in full the remaining balance under the Wincom-WEBE-WICC Loan. During the remainder of 1999, Registrant is required to make scheduled principal repayments of $10.0 million under its C-ML Cable Notes/Credit Agreement.

On March 30 and 31, 1999, Registrant made a $337 per $1,000 unit of limited partnership interest ("Unit") cash distribution (less applicable state and federal withholding taxes) totaling $63,353,978. In addition, a cash distribution of $639,939 was paid to the General Partner representing its 1% share. In accordance with the terms of the Partnership Agreement, funds from sales reserves are distributed to partners of record as of the date of their release (the date when Registrant determines such reserves are no longer necessary), rather than to partners of record as of the date of such sale. Accordingly, the limited partners' portion of such distribution was composed of the following: (a) $119 per Unit (totaling $22,371,286) from distributable sales proceeds from the January 4, 1999 sale of the Anaheim Stations, which was paid to partners of record as of January 4, 1999; (b) $186 per Unit (totaling $34,966,884) from distributable sales proceeds from the January 28, 1999 sale of the Cleveland Station, which was paid to partners of record as of January 28, 1999; and (c) $32 per Unit (totaling $6,015,810) from amounts released from certain reserves previously established upon the 1996 sale of the California Cable Systems, which was paid to partners of record on March 1, 1999.

As of June 25, 1999 Registrant's operating investments in media properties consisted of a 50% interest in a joint venture (the "Venture"), which owns 100% of the stock of Century-ML Cable Corporation ("C-ML Cable"), which owns and operates two cable television systems in Puerto Rico; and an FM (WEBE-FM) and AM (WICC-AM) radio station combination in Bridgeport, Connecticut. However, on April 22, 1999, Registrant entered into an agreement to sell WEBE-FM and WICC-AM (see further discussion under WEBE-FM and WICC-AM below).

On March 5, 1999, Century Communications Corp. ("Century") announced its pending acquisition by Adelphia Communications Corporation ("Adelphia"). Century's agreement with Adelphia does not include a sale of Registrant's 50% interest in C-ML Cable. Registrant continues to monitor the cable industry market and proceed with its efforts to secure a timely sale of its investment in C-ML Cable in a manner consistent with the overall goal of maximizing its value to Registrant; to that end, Registrant has entered into discussions with Adelphia regarding the sale of Registrant's interest in C-ML Cable.

On January 4, 1999, Registrant consummated the sale of substantially all of the assets used in the operations of the KEZY-FM and KORG-AM radio station combination (see further discussion under KEZY-FM and KORG-AM below). On January 28, 1999, Registrant consummated the sale of the stock of the WQAL-FM radio station (see further discussion under Wincom below).

Registrant cannot presently determine when contingencies and required escrows related to the sales of its properties will be resolved. In addition, the General Partner currently anticipates that the pendency of certain litigation, as discussed below, the related claims against Registrant for indemnification, other costs and expenses related to such litigation, and the involvement of management, will adversely affect (i) the timing of the termination of Registrant, (ii) the amount of proceeds which may be available for distribution, and (iii) the timing of the distribution to the limited partners of the net proceeds from the liquidation of Registrant's assets.

In September 1998, much of Puerto Rico was devastated by Hurricane Georges. Although the final assessment of damage suffered at C-ML Cable is not complete, Registrant's share of damage to the distribution plant was approximately $859,000. Since such repairs were not covered by insurance policies, such amount of net plant and equipment was written-off during the year ended December 25, 1998. During the twenty-six week period ended June 25, 1999 and year ended December 25, 1998, Registrant recorded, as revenue, approximately $335,000 and $1.9 million, respectively, related to its share of anticipated insurance recoveries related to subscriber refunds. Although C-ML Cable is in the process of finalizing an insurance claim related to such hurricane damage, the ultimate resolution of these claims is subject to further negotiations with the insurance carrier.

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

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Accordingly, defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs have both appealed this order and moved, inter alia, for leave to amend their complaint in order to re-assert certain of their claims as derivative claims on behalf of Registrant. The appeal and the motion for leave to amend are pending. Defendants have not yet responded to the appeal, and have served papers in opposition to the plaintiffs' motion for leave to amend their complaint.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPMM, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the thirteen and twenty-six week periods ended June 25, 1999, Registrant incurred approximately $103,000 and $121,000, respectively, for legal costs relating to such indemnification. Cumulatively, such costs amount to approximately $624,000 through June 25, 1999.

WEBE-FM and WICC-AM

On April 22, 1999, Registrant entered into a sales agreement (the "Connecticut Agreement") with Shadow Communications, LLC ("Shadow") pursuant to which, among other things, Registrant agreed to sell and Shadow agreed to buy substantially all of the assets used in Registrant's radio stations WICC-AM and WEBE-FM (the "Connecticut Stations") serving, respectively, Bridgeport, Connecticut and Westport, Connecticut. The base purchase price specified in the Connecticut Agreement is $66 million, subject to certain adjustments for the apportionment of certain items of income and expense, as provided in the Connecticut Agreement. Consummation of the purchase and sale of the Connecticut Stations (the "Closing") is subject to the satisfaction of certain enumerated conditions precedent set forth in the Connecticut Agreement. Under the terms of the Connecticut Agreement, at the Closing an escrow account in the amount of $3,300,000 will be established from which Shadow may make indemnification claims until December 31, 2000.

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

Pursuant to the Cleveland Agreement, Registrant deposited $2.5 million into an indemnity escrow account against which Chancellor may make indemnification claims for a period of up to two years after the closing; $1.5 million, less any claims previously asserted, will be released from such escrow on December 31, 1999. Approximately $2.0 million was used to repay in full the remaining outstanding balance of the Wincom-WEBE-WICC Loan and pursuant to the terms of the Wincom-WEBE-WICC Loan, an initial amount of approximately $7.3 million was paid to the Wincom Bank, pursuant to its 15% residual interest in the net sales proceeds from the sale of Wincom. In addition, Registrant held approximately $2.6 million of the sales proceeds to pay (or to reserve for payment of) wind-down expenses and sale-related expenses. The remaining sales proceeds of $35.3 million were included in the cash distribution made to partners on March 30, 1999 in accordance with the terms of the Partnership Agreement. To the extent any amounts reserved or paid into escrow as described above are subsequently released, such amounts will be distributed to partners of record as of the date of such release from such escrow or reserves. Registrant recognized a gain of approximately $41.8 million on the sale of the Cleveland Station. As of June 25, 1999, Registrant had approximately $2.4 million remaining in cash reserves from the sale of the Cleveland Station.

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

Pursuant to the Anaheim Agreement, Registrant deposited $1.0 million into an indemnity escrow account against which Citicasters may make indemnification claims for a period of one year after the closing. In addition, Registrant held approximately $5.2 million of the sales proceeds to pay (or to reserve for payment of) expenses and liabilities relating to the operations of the Anaheim Stations prior to the sale as well as wind-down expenses, sale-related expenses and contingent obligations of the Anaheim Stations. The remaining sales proceeds of approximately $23.9 million were included in the cash distribution made to partners on March 30, 1999, after accounting for certain expenses of Registrant, in accordance with the terms of the Partnership Agreement. To the extent any amounts reserved or paid into escrow as described above are subsequently released, such amounts will be distributed to partners of record as of the date of such release from such escrow or reserves. Registrant recognized a gain of approximately $19.4 million on the sale of the Anaheim Stations. As of June 25, 1999, Registrant had approximately $4.1 million remaining in cash reserves from the sale of the Anaheim Stations.

Puerto Rico Radio

On June 3, 1998, the Venture consummated the sale of C-ML Radio pursuant to a sales agreement entered into in October 1997 between the Venture and Madifide, Inc. The base sales price for C-ML Radio was approximately $11.5 million, approximately $5.8 million of which is Registrant's share, subject to closing adjustments. At the closing, the Venture and Madifide, Inc. entered into escrow agreements pursuant to which the Venture deposited, in aggregate, $725,040, $362,520 of which is Registrant's share, into three separate escrow accounts with respect to which indemnification, benefit, and chattel mortgage claims may be made by Madifide, Inc. for a period of one year. As of December 25, 1998, the balance of these escrows was classified on the accompanying Consolidated Balance Sheet as Investments held by escrow agents. During the thirteen week period ended June 25, 1999 the remaining escrow of $324,999 was released.

Pursuant to the terms of the outstanding senior indebtedness that jointly financed C-ML Radio and C-ML Cable, the net proceeds and escrow amounts released from the sale of C-ML Radio must be retained by the Venture and cannot be distributed to Registrant or its partners.

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

In addition, upon closing of the sale of the California Cable Systems, Registrant set aside approximately $40.7 million in a cash reserve to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems' operations prior to and resulting from their sale, as well as a potential purchase price adjustment. In accordance with the terms of the Partnership Agreement, any amounts which may be available for distribution from any unused cash reserves, after accounting for certain other expenses of Registrant including certain expenses incurred after May 31, 1996, will be distributed to partners of record as of the date such unused reserves are released, when Registrant determines such reserves are no longer necessary, rather than to the partners of record on May 31, 1996, the date of the sale. On March 1, 1999, reserves in the amount of approximately $6.1 million were released and, in accordance with the terms of the Partnership Agreement, have been included in the cash distribution, after accounting for certain expenses of Registrant that was made on March 31, 1999. As of June 25, 1999, Registrant had approximately $17.1 million remaining in such cash reserves.

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

Must-Carry

On March 31, 1997, the United States Supreme Court upheld the constitutionality of the must-carry provisions of the 1992 Cable Act. As a result, under regulations promulgated by the FCC to implement the must-carry provisions, cable operators generally are required to devote up to one-third of their activated channel capacity to the carriage of local commercial television stations. The FCC, as well as Congress and the Administration, are currently considering whether cable operators are, or should be, obligated to carry the digital signals of broadcast stations. Registrant cannot predict the effect of any requirement that cable operators carry digital broadcast signals in addition to existing analog signals, nor the outcome of this proceeding on its operations.

Concentration of Ownership

The 1992 Cable Act directed the FCC to establish reasonable limits on the number of cable subscribers a single company may reach through cable systems it owns (horizontal concentration) and the number of system channels that a cable operator could use to carry programming services in which it holds an ownership interest (vertical concentration).

The horizontal ownership restrictions of the 1992 Cable Act were struck down by a federal district court as an unconstitutional restriction on speech. Pending final judicial resolution of this issue, the FCC voluntarily stayed the effective date of its horizontal ownership limitations, which would place a 30 percent nationwide limit on subscribers served by any one entity. Thereafter, a Motion to lift the Stay and Petitions for Reconsideration were filed with the Commission. A challenge was also brought against the rules in federal court. In August 1996, the United States Court of Appeals for the District of Columbia Circuit decided to hold court proceedings in abeyance pending the Commission's reconsideration of the rules. In June 1998, the Commission affirmed its rule that no person or entity can own or have an attributable interest in cable systems reaching more than 30% of homes passed nationwide, with an exception permitting ownership of cable systems reaching up to 35% of all homes passed nationwide (as long as the additional homes passed beyond 30% are served by minority-controlled cable systems). The Commission also lifted its voluntary stay on enforcement of that portion of the horizontal ownership rules that applies to information reporting requirements, which compel entities owning cable systems passing more than 20% of homes nationwide to inform the agency how many homes that entity will pass both before and after a proposed acquisition prior to acquiring an attributable interest in any additional cable systems. The FCC also declined to revise the factors used to calculate a cable system's compliance with the 30% limit. The Commission, however, has not yet determined whether the horizontal ownership rules should consider the presence of all MVPDs in the market rather than cable operators alone; whether the rules should be based on actual subscribers rather than on homes passed; whether 30% remains the appropriate limit given evolving market conditions; and whether the minority-controlled allowance remains an effective way to promote minority participation in the cable industry. In light of recent consolidating in the cable industry, moreover, the Commission is currently revisiting the issue of its horizontal ownership limits. Registrant is unable to predict the ultimate outcome of these proceedings or the impact upon its operations of various FCC regulations still being formulated and/or interpreted.

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

The 1996 Act did not alter the FCC's restriction on the ownership of both a daily newspaper and a broadcast station within the same market. However, the FCC is considering whether to change the policy pursuant to which it considers waivers of the radio/newspaper cross-ownership rule and, as part of a biennial review of its regulations required by the 1996 Act, has sought comment on and held a hearing in which it considered whether to revise or eliminate the rule.

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

Results of Operations.

Thirteen week period ended June 25, 1999

Registrant generated net income of approximately $3.3 million in the thirteen week period ended June 25, 1999, which was comprised of the following components: (i) net income from the operations of C-ML Cable of approximately $1.8 million, (ii) net income from the discontinued radio station segment of approximately $1.4 million and (iii) interest income of approximately $782,000, partially offset by (iv) management fees of approximately $274,000 and (v) general and administrative expenses of approximately $462,000.

Thirteen week period ended June 26, 1998

Registant generated net income of approximately $5.8 million in the thirteen week period ended June 26, 1998, which was comprised of the following components: (i) a gain of approximately $2.8 million on the sale of C-ML Radio,
(ii) net income from the operations of C-ML Cable of approximately $1.4 million,
(iii) net income from the discontinued radio station segment of approximately $1.1 million and (iv) interest income of approximately $872,000, partially offset by (v) management fees of approximately $303,000 and (vi) general and administrative expenses of approximately $55,000.

Thirteen week period ended June 25, 1999 vs. thirteen week period ended June 26,
  1998

The decrease in net income of approximately $2.5 million from the thirteen week period ended June 26, 1998 is primarily attributable to a one-time gain on the sale of C-ML Radio in the 1998 period of approximately $2.8 million, an increase in general and administrative expenses of approximately $407,000 and a decrease in interest income of approximately $90,000, partially offset by an increase in net income of C-ML Cable of approximately $465,000 and an increase in net income from the radio station segment of approximately $343,000.

The increase in general and administrative expenses was largely due to the receipt in 1998 of a tax assessment refund related to the California Cable Systems, which reduced general and administrative expense in that year.

The decrease in interest income was primarily due to lower interest rates during the 1999 period.

The increase in net income of C-ML Cable of approximately $465,000 was primarily due to an increase in net operating revenues resulting from an increase in basic subscribers from 126,848 at the end of the second quarter of 1998 to 130,904 at the end of the second quarter of 1999, a decrease in advertising and promotion expenses and a decrease in interest expense due to the scheduled principal payment made in late 1998. These increases in net income components at C-ML Cable were partially offset by an increase in property taxes and an increase in contract labor costs related to the increased backlog of routine work caused by Hurricane Georges.

The net income from the discontinued radio station segment increased by approximately $343,000 between the thirteen week periods ended June 25, 1999 and June 26, 1998 primarily due to operational expenses incurred in the 1998 period due to the sale of C-ML Radio, partially offset by a decrease in net income at the Cleveland Station and the Anaheim Stations, both resulting from the sales of such stations in January 1999.

Twenty-six week period ended June 25, 1999

Registant generated net income of approximately $67.1 million in the twenty-six week period ended June 25, 1999, which was comprised of the following components: (i) a gain of approximately $61.2 million on the sale of the Anaheim Station and the Cleveland Stations, (ii) net income from the operations of C-ML Cable of approximately $3.0 million, (iii) net income from the discontinued radio station segment of approximately $2.4 million and (iv) interest income of approximately $2.0 million, partially offset by (v) management fees of approximately $555,000 and (vi) general and administrative expenses of approximately $1.0 million.

Twenty-six week period ended June 26, 1998

Registant generated net income of approximately $8.7 million in the twenty-six week period ended June 26, 1998, which was comprised of the following components: (i) a gain of approximately $2.8 million on the sale of C-ML Radio,
(ii) net income from the operations of C-ML Cable of approximately $2.8 million,
(iii) net income from the discontinued radio station segment of approximately $2.4 million and (iv) interest income of approximately $1.5 million, partially offset by (v) management fees of approximately $606,000 and (vi) general and administrative expenses of approximately $238,000.

Twenty-six week period ended June 25, 1999 vs. Twenty-six week period ended June
  26, 1998

The increase in net income of approximately $58.4 million from the twenty-six week period ended June 26, 1998 is primarily attributable to one-time gains on the sale of the Anaheim Station and the Cleveland Stations in the 1999 period of approximately $19.4 million and $41.8 million, respectively, an increase in interest income of approximately $512,000 and an increase in net income of C-ML Cable of approximately $240,000, partially offset by the one-time gain on the sale of C-ML Radio in the 1998 period of approximately $2.8 million and an increase in general and administrative expenses of approximately $798,000.

The increase in interest income was primarily due to interest earned on the higher cash balances that existed during the 1999 period resulting from the sales of the Cleveland Station and the Anaheim Stations, prior to the March 1999 cash distribution, partially offset by lower interest rates during the 1999 period.

The increase in net income of C-ML Cable of approximately $240,000 was primarily due to an increase in net operating revenues resulting from an increase in basic subscribers from 126,848 at the end of the second quarter of 1998 to 130,904 at the end of the second quarter of 1999 and a decrease in interest expense due to the scheduled principal payment in late 1998. These increases in net income components at C-ML Cable were partially offset by an increase in property taxes and an increase in contract labor costs related to the increased backlog of routine work caused by Hurricane Georges.

The increase in general and administrative expenses primarily resulted from an increase in professional fees and printing and postage expense at the Registrant level primarily due to the unsolicited tender offer activity during the first quarter of 1999 with respect to units of limited partnership interest in Registrant, and an increase at California Cable resulting from the receipt in 1998 of a tax assessment refund, which reduced general and administrative expense in that year.

The net income from the discontinued radio station segment remained unchanged between the twenty-six week periods ended June 25, 1999 and June 26, 1998 primarily due to a decrease in net income at the Cleveland Station and the Anaheim Stations, and C-ML Radio resulting from the sales of such stations in January 1999 and June 1998, respectively, offset by operational expenses incurred in the 1998 period due to the sale of C-ML Radio.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As of June 25, 1999, Registrant maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on Registrant's financial position.

Registrant's outstanding long-term debt as of June 25, 1999, bears interest at fixed rates, therefore, changes in interest rates would have no effect on Registrant's results of operations.

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

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Accordingly, defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs have both appealed this order and moved, inter alia, for leave to amend their complaint in order to re-assert certain of their claims as derivative claims on behalf of Registrant. The appeal and the motion for leave to amend are pending. Defendants have not yet responded to the appeal, and have served papers in opposition to the plaintiffs' motion for leave to amend their complaint.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPMM, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the thirteen and twenty-six week periods ended June 25, 1999, Registrant incurred approximately $103,000 and $121,000, respectively, for legal costs relating to such indemnification. Cumulatively, such costs amount to approximately $624,000 through June 25, 1999.

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

                             ML MEDIA PARTNERS, L.P.
                             By: Media Management Partners
                                 General Partner

                             By: ML Media Management Inc.


Dated: August 13, 1999       /s/ Kevin K. Albert
                             ----------------------------------------
                                 Kevin K. Albert
                                 Director and President


Dated: August 13, 1999       /s/ James V. Caruso
                             ----------------------------------------
                                 James V. Caruso
                                 Director and Executive Vice
                                 President


Dated: August 13, 1999       /s/ David G. Cohen
                             ----------------------------------------
                                 David G. Cohen
                                 Director and Vice President


Dated: August 13, 1999       /s/ Kevin T. Seltzer
                             ----------------------------------------
                                 Kevin T. Seltzer
                                 Vice President and Treasurer
                                (principal accounting officer
                                 and principal financial
                                 officer of the Registrant)

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

                                        ML MEDIA PARTNERS, L.P.
                                        By: Media Management Partners
                                            General Partner

                                        By: RP Media Management


                                        By: IMP Media Management, Inc.

Dated: August 13, 1999                  /s/ I. Martin Pompadur
                                        -----------------------------------
                                            I. Martin Pompadur
                                            President, Secretary and
                                            Director
                                           (principal executive officer of
                                            the Registrant)

Dated: August 13, 1999                  /s/ Elizabeth McNey Yates
                                        ------------------------------------
                                            Elizabeth McNey Yates
                                            Executive Vice President