Form 10-Q
period 1999-09-24
ML MEDIA PARTNERS LP
filed 1999-11-12
CIK 785959

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 24, 1999

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


Item 1.   Financial Statements.

                                TABLE OF CONTENTS


Consolidated Balance Sheets as of September 24, 1999 (Unaudited) and December 25, 1998 (Unaudited)

Consolidated Income Statements for the Thirteen and Thirty-Nine Week Periods Ended September 24, 1999 (Unaudited) and September 25, 1998 (Unaudited)

Consolidated Statements of Cash Flows for the Thirty-Nine Week Periods Ended September 24, 1999 (Unaudited) and September 25, 1998 (Unaudited)

Notes to Consolidated Financial Statements for the Thirty-Nine Week Periods Ended September 24, 1999 (Unaudited) and September 25, 1998 (Unaudited)

                                         ML MEDIA PARTNERS, L.P.
                                       CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 24, 1999 (UNAUDITED) AND DECEMBER 25, 1998 (UNAUDITED)


                                                                   September 24,            December 25,
                                                                       1999                    1998
                                                                   -------------           --------------
ASSETS:
Cash and cash equivalents                                          $ 166,366,492           $  101,394,305
Investments held by escrow agents                                      6,900,542                  321,023
Accounts receivable (net of allowance for doubtful
   accounts of $470,832 and $540,407, respectively)                    3,745,633                4,211,614
Prepaid expenses and deferred charges (net of
   accumulated amortization of $585,969 and
   $1,422,072, respectively)                                             446,644                  450,748
Property, plant and equipment (net of accumulated
   depreciation of $14,393,974 and $12,396,742,
   respectively)                                                      26,397,291               26,184,747
Intangible assets (net of accumulated amortization
   of $35,043,287 and $32,977,332, respectively)                       3,207,306                5,262,658
Other assets                                                             405,985                2,147,421
Net assets of discontinued operations - Radio
   Station Segment                                                         -                   18,656,569
                                                                   -------------           --------------
TOTAL ASSETS                                                       $ 207,469,893           $  158,629,085
                                                                   =============           ==============

LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
Borrowings                                                         $  40,000,000           $   40,000,000
Accounts payable and accrued liabilities                              25,018,812               24,237,067
Subscriber advance payments                                            1,535,234                1,585,448
                                                                   -------------           --------------
Total Liabilities                                                     66,554,046               65,822,515
                                                                   -------------           --------------

Commitments and Contingencies (Notes 2 and 4)

Partners' Capital:
General Partner:
   Capital contributions, net of offering expenses                     1,708,299                1,708,299
   Cumulative cash distributions                                      (1,997,673)              (1,357,734)
   Cumulative income                                                   1,761,450                  640,418
                                                                   -------------           --------------
                                                                       1,472,076                  990,983
                                                                   -------------           --------------
Limited Partners:
   Capital contributions, net of offering expenses
     (187,994 Units of Limited    Partnership Interest)              169,121,150              169,121,150
   Tax allowance cash distribution                                    (6,291,459)              (6,291,459)
   Cumulative cash distributions                                    (197,769,688)            (134,415,710)
   Cumulative income                                                 174,383,768               63,401,606
                                                                   -------------           --------------
                                                                     139,443,771               91,815,587
                                                                   -------------           --------------
Total Partners' Capital                                              140,915,847               92,806,570
                                                                   -------------           --------------
TOTAL LIABILITIES AND
   PARTNERS' CAPITAL                                               $ 207,469,893           $  158,629,085
                                                                   =============           ==============



See Notes to Consolidated Financial Statements (Unaudited).

                                                   ML MEDIA PARTNERS, L.P.
                                               CONSOLIDATED INCOME STATEMENTS
                           FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 24, 1999
                                       (UNAUDITED) AND SEPTEMBER 25, 1998 (UNAUDITED)


                                                     Thirteen Weeks                                  Thirty-Nine Weeks
                                                   ------------------                              ---------------------
                                      September 24, 1999        September 25, 1998       September 24, 1999       September 25, 1998
                                      ------------------        ------------------       ------------------       ------------------
Partnership Operating
   Revenues and Expenses:

REVENUES:
Operating revenues                       $   9,331,407             $   8,242,599            $   25,796,061           $   24,269,599
Interest                                     1,175,783                   653,126                 3,201,932                2,167,112
                                         -------------             -------------            --------------           --------------
Total revenues                              10,507,190                 8,895,725                28,997,993               26,436,711
                                         -------------             -------------            --------------           --------------

COSTS AND EXPENSES:

Property operating                             769,245                 2,097,587                 5,317,682                6,426,643
General and administrative                   3,135,131                 2,549,145                 7,708,972                6,298,015
Depreciation and
   amortization                              1,749,116                 1,627,340                 5,223,890                4,802,823
Interest expense                               947,000                 1,170,979                 2,841,000                3,414,499
Management fees                                274,158                   302,918                   829,102                  908,753
                                         -------------             -------------            --------------           --------------
Total costs and expenses                     6,874,650                 7,747,969                21,920,646               21,850,733
                                         -------------             -------------            --------------           --------------
Income from continuing
   operations                                3,632,540                 1,147,756                 7,077,347                4,585,978
                                         -------------             -------------            --------------           --------------

DISCONTINUED OPERATIONS:

Income from discontinued
   operations -Radio
   Station Segment                             625,647                 2,225,677                 3,009,583                4,620,588

Gain on sale - Radio
   Station Segment                          40,793,906                   (76,571)              102,016,264                2,765,607
                                         -------------             -------------            --------------           --------------
 Total discontinued
    operations                              41,419,553                 2,149,106               105,025,847                7,386,195
                                         -------------             -------------            --------------           --------------
 NET INCOME                              $  45,052,093             $   3,296,862            $  112,103,194           $   11,972,173
                                         =============             =============            ==============           ==============
PER UNIT OF LIMITED
   PARTNERSHIP INTEREST:

Income from continuing
   operations                            $       19.13             $        6.04            $        37.27           $        24.15
                                         -------------             -------------            --------------           --------------
Income from discontinued
   operations -Radio
   Station Segment                                3.30                     11.72                     15.85                    24.33

Gain on sale - Radio
   Station Segment                              214.82                      (.40)                   537.23                    14.57
                                         -------------             -------------            --------------           --------------
                                                218.12                     11.32                    553.08                    38.90
                                         -------------             -------------            --------------           --------------
NET INCOME                               $      237.25             $       17.36            $       590.35           $        63.05
                                         =============             =============            ==============           ==============

Number of Units                                187,994                   187,994                   187,994                  187,994
                                         =============             =============            ==============           ==============


See Notes to Consolidated Financial Statements (Unaudited).

                                           ML MEDIA PARTNERS, L.P.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 24, 1999 (UNAUDITED)
                                      AND SEPTEMBER 25, 1998 (UNAUDITED)


                                                                            September 24, 1999         September 25, 1998
                                                                            ------------------         ------------------
Cash flows from operating activities:
Net income                                                                     $   112,103,194            $    11,972,173
Adjustments to reconcile net
    income to net cash provided
    by operating activities:
Income from discontinued operations
    - Radio Station Segment                                                         (3,009,583)                (4,620,588)
Depreciation and amortization                                                        5,223,890                  4,802,823
Bad debt expense/(recovery)                                                               (815)                   160,291
Gain on sale of discontinued operations
    - Radio Station Segment                                                       (102,016,264)                (2,765,607)
Changes in operating assets and
    liabilities:
(Increase)/Decrease:
    Accounts receivable                                                                876,592                    (42,681)
    Investments held by escrow agents                                               (6,579,519)                  (362,520)
    Prepaid expenses and deferred charges                                                4,472                    818,778
    Other assets                                                                     2,902,065                  1,558,516
(Decrease)/Increase:
    Accounts payable and accrued liabilities                                        (3,148,266)                 3,385,916
    Subscriber advance payments                                                        (50,214)                    48,748
                                                                               ---------------            ---------------
Net cash provided by continuing operations                                           6,305,552                 14,955,849
Net cash provided by discontinued operations - Radio Station Segment                 3,289,939                  3,300,338
                                                                               ---------------            ---------------
Net cash provided by operating activities                                            9,595,491                 18,256,187
                                                                               ---------------            ---------------

Cash flows from investing activities:
Proceeds from sale of discontinued operations - Radio Station Segment          $   125,051,858            $     5,768,750
Payment of costs incurred related to sale of discontinued operations -
    Radio Station Segment                                                             (321,023)                   -
Payment of costs incurred related to
    sale of the California Cable Systems                                               (45,823)                  (289,594)
Purchase of property, plant and
    equipment                                                                       (3,305,372)                (5,008,286)
Purchase of property, plant and equipment of discontinued operations -
    Radio Station Segment                                                               (5,287)                    (8,161)
Payment for intangible assets                                                          (10,603)                   -
                                                                               ---------------            ---------------

Net cash provided by
    investing activities                                                           121,363,750                    462,709
                                                                               ---------------            ---------------

Cash flows from financing activities:
Principal payments on borrowings of discontinued
    operations - Radio Station Segment                                              (1,993,137)                (1,750,901)
Limited partners cash distribution                                                 (63,353,978)                   -
General Partner cash distributions                                                    (639,939)                  (189,893)
                                                                               ---------------            ---------------

Net cash used in financing activities                                              (65,987,054)                (1,940,794)
                                                                               ---------------            ---------------

Net increase in cash and cash
    equivalents                                                                     64,972,187                 16,778,102
Cash and cash equivalents at
    beginning of year                                                              101,394,305                 92,872,891
                                                                               ---------------            ---------------
Cash and cash equivalents at end of period                                     $   166,366,492            $   109,650,993
                                                                               ===============            ===============

Cash paid for interest                                                         $     1,908,727            $     2,640,876
                                                                               ===============            ===============

See Notes to Consolidated Financial Statements (Unaudited).

                             ML MEDIA PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 24, 1999 (UNAUDITED)
                       AND SEPTEMBER 25, 1998 (UNAUDITED)

1.  Basis of Presentation

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of the General Partner, necessary for a fair presentation of the financial position of the Partnership as of September 24, 1999 and the results of operations and cash flows of the Partnership for the interim periods presented. The results of operations for the thirty-nine week period ended September 24, 1999 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in the financial statements provided herein and prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the
Securities and Exchange Commission ("SEC"). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Partnership's 1998 Annual Report on Form 10-K filed with the SEC on March 26, 1999.

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

3.  Discontinued Operations

Due to the recent dispositions (see Note 2) of C-ML Radio, KEZY-FM and KORG-AM, Wincom, and WEBE-FM and WICC-AM on June 3, 1998, January 4, 1999, January 28, 1999, and August 31, 1999, respectively, the Partnership has presented its Radio Station Segment as discontinued operations.

The December 25, 1998 Consolidated Balance Sheet and the September 25, 1998 Consolidated Income Statements and Consolidated Statement of Cash Flows have been restated to present such discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of these discontinued operations have been excluded from the respective captions in the Consolidated Balance Sheets, Consolidated Income Statements and Consolidated Statements of Cash Flows, and have been reported through the dates of disposition as "Net assets of discontinued operations - Radio Station Segment," "Income from discontinued operations - Radio Station Segment" and "Net cash provided by discontinued operations - Radio Station Segment" for all periods presented.

The net assets of discontinued operations of the Radio Station Segment on the Consolidated Balance Sheet as of December 25, 1998 are comprised of the following:


        Property, plant and
         equipment, net                                  $    781,361

        Intangible assets, net                             19,812,637

        Other assets including prepaid
         expenses and deferred
         charges, net                                       1,226,105

        Borrowings                                         (1,993,137)

        Accounts payable and accrued
         liabilities                                       (1,170,397)
                                                         ------------
        Net assets of discontinued
         operations - Radio Station
         Segment                                         $ 18,656,569
                                                         ============


Accounts payable and accrued liabilities in the accompanying balance sheet as of September 24, 1999 include approximately $3.4 million in liabilities related to the discontinued Radio Station Segment, which were assumed by the Partnership.

Summarized results of discontinued operations of the Radio Station Segment on the Consolidated Income Statements are as follows:

                                                 Thirteen Weeks                                      Thirty-Nine Weeks
                                               ------------------                                  ---------------------
                                    September 24, 1999     September 25, 1998           September 24, 1999       September 25, 1998
                                    ------------------     ------------------           ------------------       ------------------

Operating revenues                     $    2,153,920         $    5,656,890               $    8,131,424           $   16,770,960
                                       --------------         --------------               --------------           --------------

Less:
Operating expenses                          1,528,273              3,352,811                    5,107,114               11,752,391


Interest expense                                -                     78,402                       14,727                  397,981
                                       --------------         --------------               --------------           --------------
                                            1,528,273              3,431,213                    5,121,841               12,150,372
                                       --------------         --------------               --------------           --------------
Income from
  discontinued
  operations - Radio
  Station Segment                             625,647              2,225,677                    3,009,583                4,620,588

Gain on sale
  - Radio Station Segment                  40,793,906                (76,571)                 102,016,264                2,765,607
                                       --------------         --------------               --------------           --------------

Total
 discontinued
 operations                            $   41,419,553         $    2,149,106               $  105,025,847           $    7,386,195
                                       ==============         ==============               ==============           ==============


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

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Accordingly, defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs have both appealed this order and moved, inter alia, for leave to amend their complaint in order to re-assert certain of their claims as derivative claims on behalf of the Partnership. The appeal and the motion for leave to amend are pending. Defendants have not yet responded to the appeal, which has been adjourned until February 2000, and have served papers in opposition to the plaintiffs' motion for leave to amend their complaint.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPMM, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, Partnership has received notices of requests for indemnification from the following defendants named therein: the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the thirteen and thirty-nine week periods ended September 24, 1999, the Partnership incurred approximately $39,000 and $160,000, respectively, for legal costs relating to such indemnification. For the thirteen and thirty-nine week periods ended September 25, 1998, the Partnership incurred approximately $2,000 and $194,000, respectively, for legal costs relating to such indemnification. Cumulatively, such costs amount to approximately $663,000 through September 24, 1999.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources.

As of September 24, 1999, Registrant had $166,366,492 in cash and cash equivalents. Of this amount, approximately $46.9 million is restricted for use at the operating level of the Venture (as defined below) to fund capital expenditure programs and satisfy future non-recourse debt service requirements (including annual principal payments of $20 million, $10 million of which is Registrant's share); approximately $15.8 million is held in cash to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems prior to and resulting from their sale; and approximately $14.5 million is held in cash to cover operating liabilities and contingencies relating to the Anaheim Station, Cleveland Stations and Connecticut Stations prior to and resulting from their sale. All remaining cash and cash equivalents were available to Registrant for uses as provided in the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"); of such remaining cash, approximately $36.1 million was distributed to partners on October 28, 1999 (see below). As of September 24, 1999, the amount payable for accrued management fees and expenses owed to the General Partner amounted to approximately $1.5 million.

Registrant's ongoing cash needs will be to fund debt service, capital and operating expenditures and required working capital as well as to provide for costs and expenses related to the purported class action lawsuit (see below).

During the thirty-nine week period ended September 24, 1999, principal repayments of $1,993,137 and interest payments of $14,727 were made from a portion of the sales proceeds of Wincom to pay in full the remaining balance under the Wincom-WEBE-WICC Loan. In addition, during the thirty-nine week period ended September 24, 1999, interest payments of $1,894,000 were made in connection with Registrant's C-ML Notes/Credit Agreement. During the remainder of 1999, Registrant is required to make scheduled principal repayments of $10.0 million under its C-ML Notes/Credit Agreement.

On October 28, 1999, Registrant made a $190 per $1,000 unit of limited partnership interest ("Unit") cash distribution (less applicable federal withholding taxes) totaling $35,718,860. In addition, a cash distribution of $360,797 was paid to the General Partner representing its 1% share. The limited partners' portion of such distribution was from distributable sales proceeds from the August 31, 1999 sale of the Connecticut Stations, and was paid to partners of record as of August 31, 1999.

On March 30 and 31, 1999, Registrant made a $337 per Unit cash distribution (less applicable state and federal withholding taxes) totaling $63,353,978. In addition, a cash distribution of $639,939 was paid to the General Partner representing its 1% share. In accordance with the terms of the Partnership Agreement, funds from sales reserves are distributed to partners of record as of the date of their release (the date when Registrant determines such reserves are no longer necessary), rather than to partners of record as of the date of such sale. Accordingly, the limited partners' portion of such distribution was composed of the following: (a) $119 per Unit (totaling $22,371,286) from distributable sales proceeds from the January 4, 1999 sale of the Anaheim Stations, which was paid to partners of record as of January 4, 1999; (b) $186 per Unit (totaling $34,966,884) from distributable sales proceeds from the January 28, 1999 sale of the Cleveland Station, which was paid to partners of record as of January 28, 1999; and (c) $32 per Unit (totaling $6,015,810) from amounts released from certain reserves previously established upon the 1996 sale of the California Cable Systems, which was paid to partners of record on March 1, 1999.

As of September 24, 1999 Registrant's only remaining operating investment in media properties consisted of a 50% interest in a joint venture (the "Venture"), which owns 100% of the stock of Century-ML Cable Corporation ("C-ML Cable"), which owns and operates two cable television systems in Puerto Rico.

On October 1, 1999, Adelphia Communications Corporation ("Adelphia") consummated its acquisition of Century Communications Corp. ("Century"). While Adelphia's purchase included Century's 50% interest in C-ML Cable, it did not include a purchase of Registrant's 50% interest in C-ML Cable. Registrant continues to monitor the cable industry market and proceed with its efforts to secure a timely sale of its investment in C-ML Cable in a manner consistent with the overall goal of maximizing its value to Registrant; to that end, Registrant has entered into discussions with Adelphia regarding the sale of Registrant's interest in C-ML Cable.

On January 4, 1999, Registrant consummated the sale of substantially all of the assets used in the operations of the KEZY-FM and KORG-AM radio station combination (see further discussion under KEZY-FM and KORG-AM below). On January 28, 1999, Registrant consummated the sale of the stock of the WQAL-FM radio station (see further discussion under Wincom below). On August 31, 1999, Registrant consummated the sale of substantially all of the assets used in the operations of the WEBE-FM and WICC-AM radio station combination (see further discussion under WEBE-FM and WICC-AM below).

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

In September 1998, much of Puerto Rico was devastated by Hurricane Georges. Although the final assessment of damage suffered at C-ML Cable is not complete, Registrant's share of damage to the distribution plant was approximately $859,000. Since such repairs were not covered by insurance policies, such amount of net plant and equipment was written-off during the year ended December 25, 1998. During the thirty-nine week period ended September 24, 1999 and year ended December 25, 1998, Registrant recorded, as revenue, approximately $335,000 and $1.9 million, respectively, related to its share of anticipated insurance recoveries related to subscriber refunds. Although C-ML Cable is in the process of finalizing an insurance claim related to such hurricane damage, the ultimate resolution of these claims is subject to further negotiations with the insurance carrier.

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

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Accordingly, defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs have both appealed this order and moved, inter alia, for leave to amend their complaint in order to re-assert certain of their claims as derivative claims on behalf of Registrant. The appeal and the motion for leave to amend are pending. Defendants have not yet responded to the appeal, which has been adjourned until February 2000, and have served papers in opposition to the plaintiffs' motion for leave to amend their complaint.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPMM, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the thirteen and thirty-nine week periods ended September 24, 1999, Registrant incurred approximately $39,000 and $160,000, respectively, for legal costs relating to such indemnification. Cumulatively, such costs amount to approximately $663,000 through September 24, 1999.

WEBE-FM and WICC-AM

On August 31, 1999, Registrant consummated a sale to Aurora Communications, LLC ("Aurora") (formerly known as Shadow Communications, LLC) of substantially all of the assets used in the operations of Registrant's radio stations, WEBE-FM and WICC-AM (the "Connecticut Stations"), pursuant to a sales agreement dated April 22, 1999 (the "Connecticut Agreement").

The base sales price for the Connecticut Stations was $66 million, subject to the apportionment of income and liabilities as of the closing date, as provided in the Connecticut Agreement.

Pursuant to the Connecticut Agreement, Registrant deposited $3.3 million into an indemnity escrow account against which Aurora may make indemnification claims until December 31, 2000. At the closing, pursuant to the terms of the Wincom-WEBE-WICC Loan, an initial amount of approximately $8.2 million was paid to the Wincom Bank, pursuant to its 15% residual interest in the net sales proceeds from the sale of the Connecticut Stations. In addition, approximately $6.6 million was applied to repay certain amounts owed to Registrant by the Connecticut Stations. The General Partner has determined to add this amount to Registrant's working capital to meet potential Registrant expenses and contingencies. If working capital is not utilized by Registrant, in accordance with the terms of the Partnership Agreement, it will ultimately be distributed to the partners. In addition, Registrant held approximately $11.5 million of the sales proceeds to pay (or to reserve for payment of) expenses and liabilities relating to the operations of the Connecticut Stations prior to the sale, as well as wind-down expenses, sale-related expenses, contingent obligations of the Connecticut Stations, and the balance of the 15% residual interest in the net sales proceeds payable to the lender under the Wincom-WEBE-WICC Loan.

The remaining sales proceeds of approximately $36.4 million were included in the cash distribution made to partners on October 28, 1999, after accounting for certain expenses of Registrant, in accordance with the terms of the Partnership Agreement. To the extent any amounts reserved or paid into escrow as described above are subsequently released, such amounts will be distributed to partners of record as of the date of such release from such escrow or reserves. Registrant recognized a gain of approximately $40.6 million on the sale of the Connecticut Stations. As of September 24, 1999, Registrant had approximately $7.7 million remaining in cash reserves, including interest income earned since the closing, from the sale of the Connecticut Stations.

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

Pursuant to the Cleveland Agreement, Registrant deposited $2.5 million into an indemnity escrow account against which Chancellor may make indemnification claims for a period of up to two years after the closing; $1.5 million, less any claims previously asserted, will be released from such escrow on December 31, 1999. Approximately $2.0 million was used to repay in full the remaining outstanding balance of the Wincom-WEBE-WICC Loan and pursuant to the terms of the Wincom-WEBE-WICC Loan, an initial amount of approximately $7.3 million was paid to the Wincom Bank, pursuant to its 15% residual interest in the net sales proceeds from the sale of Wincom. In addition, Registrant held approximately $2.6 million of the sales proceeds to pay (or to reserve for payment of) wind-down expenses, sale-related expenses and the balance, if any, of the Wincom Bank's residual interest. The remaining sales proceeds of $35.3 million were included in the cash distribution made to partners on March 30, 1999 in accordance with the terms of the Partnership Agreement. To the extent any amounts reserved or paid into escrow as described above are subsequently released, such amounts will be distributed to partners of record as of the date of such release from such escrow or reserves. Registrant recognized a gain of approximately $42.0 million on the sale of the Cleveland Station. As of September 24, 1999, Registrant had approximately $2.6 million remaining in cash reserves, including interest income earned since the closing, from the sale of the Cleveland Station.

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

Pursuant to the Anaheim Agreement, Registrant deposited $1.0 million into an indemnity escrow account against which Citicasters may make indemnification claims for a period of one year after the closing. In addition, Registrant held approximately $5.2 million of the sales proceeds to pay (or to reserve for payment of) expenses and liabilities relating to the operations of the Anaheim Stations prior to the sale as well as wind-down expenses, sale-related expenses and contingent obligations of the Anaheim Stations. The remaining sales proceeds of approximately $23.9 million were included in the cash distribution made to partners on March 30, 1999, after accounting for certain expenses of Registrant, in accordance with the terms of the Partnership Agreement. To the extent any amounts reserved or paid into escrow as described above are subsequently released, such amounts will be distributed to partners of record as of the date of such release from such escrow or reserves. Registrant recognized a gain of approximately $19.4 million on the sale of the Anaheim Stations. As of September 24, 1999, Registrant had approximately $4.2 million remaining in cash reserves, including interest income earned since the closing, from the sale of the Anaheim Stations.

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

In addition, upon closing of the sale of the California Cable Systems, Registrant set aside approximately $40.7 million in a cash reserve to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems' operations prior to and resulting from their sale, as well as a potential purchase price adjustment. In accordance with the terms of the Partnership Agreement, any amounts which may be available for distribution from any unused cash reserves, after accounting for certain other expenses of Registrant including certain expenses incurred after May 31, 1996, will be distributed to partners of record as of the date such unused reserves are released, when Registrant determines such reserves are no longer necessary, rather than to the partners of record on May 31, 1996, the date of the sale. On March 1, 1999, reserves in the amount of approximately $6.1 million were released and, in accordance with the terms of the Partnership Agreement, have been included in the cash distribution, after accounting for certain expenses of Registrant that was made on March 31, 1999. As of September 24, 1999, Registrant had approximately $15.8 million remaining in such cash reserves.

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

The Y2K compliance is required at both Registrant's parent level, as well as at Registrant's only remaining operating investment, C-ML Cable.

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

Merrill Lynch & Co., Inc. participated in further industrywide testing during March and April 1999 sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted. Merrill Lynch & Co., Inc. has participated in and continues to participate in numerous industry tests throughout the world.

C-ML Cable

C-ML Cable is using a multi-step approach in conducting its Year 2000 Project. These steps are: inventory, assessment, remediation and testing, and contingency planning. The first step, an inventory of all systems and devices with potential Year 2000 problems, was completed in December 1998. The next step, completed in December 1998, was to conduct an initial assessment of the inventory to determine the state of its Year 2000 readiness. As part of the assessment phase, remediation strategies were identified and remediation cost estimates were developed. C-ML Cable will utilize primarily internal resources to remediate and test for Year 2000 readiness. C-ML Cable has initiated formal communications with the suppliers with which it has active contracts to determine the extent to which C-ML Cable is vulnerable to those third parties' failure to remediate their own Year 2000 issue. C-ML Cable is reliant on outside suppliers for signal delivery, customer billing, payroll and utility service. C-ML Cable is also consulting with other cable television multiple system operators which utilize similar technology to assess the nature of any risks and possible remediation.

Since August 1998, periodic reports have been submitted to and discussed with senior executives and in October 1998 a progress report was discussed. C-ML Cable has been and plans to continue such periodic reporting.

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

Pursuant to the Telecommunications Act of 1996 (the "1996 Act"), the FCC's jurisdiction to regulate the rates of the cable programming service tier ("CPST"), which generally includes programming other than that carried on the BST or offered on a per-channel or per-program basis, expired on March 31, 1999. The CPST is now exempt from rate regulation. The FCC has announced, however, that it will continue to process and rule upon rate complaints relating to the CPST for periods prior to April 1, 1999.

Rates for basic services are set pursuant to a benchmark formula. In the alternative, operators may use a cost-of-service methodology to show that its basic service rates are reasonable. The Commission has reserved the right to alter its established benchmarks. The FCC's rate regulations also limit increases in regulated rates to an inflation indexed amount plus increases in certain costs, such as taxes, franchise fees, increased programming costs, and the costs of complying with certain franchise requirements. Rate adjustments can also be made if an operator adds or deletes channels or completes a significant system rebuild or upgrade.

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

The horizontal ownership restrictions of the 1992 Cable Act were struck down by a federal district court. Pending final judicial resolution of this issue, the FCC voluntarily has stayed the effective date of its horizontal ownership limitations (with the exception of certain reporting requirements) since 1993. In an October, 1999 decision, the Commission announced revisions to its horizontal ownership rules, but retained its stay of these rules. The FCC set a 30% nationwide cap based on the percentage of multichannel video programming subscribers served nationwide. In addition, the decision changed the attribution rules with respect to the attribution of limited partners in the context of the cable horizontal ownership and vertical ownership (or "channel occupancy") rules. The new rules allow a limited partnership interest to be treated as non-attributable for purposes of those rules so long as the general partner is able to certify that the limited partner is not materially involved in the video programming activities of the partnership.

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

Cable system operators are sometimes confronted by challenges in the form of proposals for competing cable franchises in the same geographic area, challenges which may arise in the context of renewal proceedings. Local franchising authorities also have, in some circumstances, proposed to construct their own cable systems or decided to invite other private interests to compete with the incumbent cable operator. Judicial challenges to such actions by incumbent system operators have, to date, generally been unsuccessful. Registrant cannot predict the outcome or ultimate impact franchising and judicial actions.

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

The foregoing does not purport to be a complete summary of the provisions of the Communications Act, the 1992 Cable Act, or the 1996 Act or of the regulation and policies of the FCC thereunder. Moreover, proposals for additional or revised statutory or regulatory requirements are considered by Congress and the FCC from time to time. It is not possible to predict what legislative, regulatory or judicial changes, if any, may occur or their impact on the Registrant's business or operations.

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

Results of Operations.

Thirteen week period ended September 24, 1999

Registrant generated net income of approximately $45.1 million in the thirteen week period ended September 24, 1999, which was comprised of the following components: (i) a gain of approximately $40.8 million on the sales of the
Connecticut Stations and the Cleveland Station, (ii) net income from the operations of C-ML Cable of approximately $3.2 million, (iii) net income from the discontinued radio station segment of approximately $626,000 and (iv) interest income of approximately $1.2 million, partially offset by (v) management fees of approximately $274,000 and (vi) general and administrative expenses of approximately $493,000.

Thirteen week period ended September 25, 1998

Registrant generated net income of approximately $3.3 million in the thirteen week period ended September 25, 1998, which was primarily comprised of the following components: (i) net income from the operations of C-ML Cable of approximately $1.0 million, (ii) net income from the discontinued radio station segment of approximately $2.2 million and (iii) interest income of approximately $653,000, partially offset by (iv) management fees of approximately $303,000 and
(v) general and administrative expenses of approximately $244,000.

Thirteen week period ended September 24, 1999 vs. thirteen week period ended September 25, 1998

The increase in net income of approximately $41.8 million from the thirteen week period ended September 25, 1998 is primarily attributable to a one-time gain on the sale of the Connecticut Stations in the 1999 period of approximately $40.6 million and an increase in net income of C-ML Cable of approximately $2.2 million, partially offset by a decrease in net income from the discontinued radio station segment of approximately $1.6 million.

The increase in net income of C-ML Cable of approximately $2.2 million from the thirteen week period ended September 25, 1998 was primarily due to an increase in net operating revenues resulting from an increase in pay-per-view revenues resulting from popular boxing matches, a decrease in property taxes due to the settlement with the local authorities resulting in a reversal in previously accrued expenses of approximately $1.6 million and a decrease in interest expense due to the scheduled principal payment made in late 1998. These increases in net income components at C-ML Cable were partially offset by increases in general and administrative and operating expenses generally due to increased revenues.

The net income from the discontinued radio station segment decreased by approximately $1.6 million from the thirteen week period ended September 25, 1998 primarily due to a decrease in net income from the sale of the Connecticut Stations in August 1999, and from the sales of the Cleveland Station and the Anaheim Stations in January 1999.

Thirty-nine week period ended September 24, 1999

Registrant generated net income of approximately $112.1 million in the thirty-nine week period ended September 24, 1999, which was comprised of the following components: (i) a gain of approximately $102.0 million on the sales of the Anaheim Stations, the Cleveland Station and the Connecticut Stations, (ii) net income from the operations of C-ML Cable of approximately $6.2 million,
(iii) net income from the discontinued radio station segment of approximately $3.0 million and (iv) interest income of approximately $3.2 million, partially offset by (v) management fees of approximately $829,000 and (vi) general and administrative expenses of approximately $1.5 million.

Thirty-nine week period ended September 25, 1998

Registrant generated net income of approximately $12.0 million in the thirty-nine week period ended September 25, 1998, which was comprised of the following components: (i) a gain of approximately $2.8 million on the sale of C-ML Radio, (ii) net income from the operations of C-ML Cable of approximately $3.8 million, (iii) net income from the discontinued radio station segment of approximately $4.6 million and (iv) interest income of approximately $2.2 million, partially offset by (v) management fees of approximately $909,000 and
(vi) general and administrative expenses of approximately $482,000.

Thirty-nine week period ended September 24, 1999 vs. thirty-nine week period ended September 25, 1998

The increase in net income of approximately $100.1 million from the thirty-nine week period ended September 25, 1998 is primarily attributable to one-time gains on the sale of the Anaheim Stations, the Cleveland Station and the Connecticut Stations in the 1999 period of approximately $19.4 million, $42.0 million and $40.6 million, respectively, and an increase in net income of C-ML Cable of approximately $2.4 million, partially offset by the one-time gain on the sale of C-ML Radio in the 1998 period of approximately $2.8 million and a decrease in net income from the discontinued radio station segment of approximately $1.6 million.

The increase in net income of C-ML Cable of approximately $2.4 million from the thirty-nine week period ended September 25, 1998 was primarily due to an increase in net operating revenues resulting from an increase in basic subscribers from 128,752 at the end of the third quarter of 1998 to 132,823 at the end of the third quarter of 1999, an increase in pay-per-view revenues resulting from popular boxing matches, a decrease in property taxes due to the settlement with local authorities resulting in a reversal in previously accrued expenses of approximately $1.6 million and a decrease in interest expense due to the scheduled principal payment in late 1998. These increases in net income components at C-ML Cable were partially offset by increases in general and administrative and operating expenses generally due to increased revenues.

The decrease in net income from the discontinued radio station segment of $1.6 million from the thirty-nine week period ended September 25, 1998 was primarily due to a decrease in net income at the Cleveland Station, the Anaheim Stations, and the Connecticut Stations in 1999 and C-ML Radio in 1998, partially offset by operational expenses incurred in the 1998 period due to the sale of C-ML Radio.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As of September 24, 1999, Registrant maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on Registrant's financial position.

Registrant's outstanding long-term debt as of September 24, 1999, bears interest at fixed rates, therefore, changes in interest rates would have no effect on Registrant's results of operations.

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

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Accordingly, defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs have both appealed this order and moved, inter alia, for leave to amend their complaint in order to re-assert certain of their claims as derivative claims on behalf of Registrant. The appeal and the motion for leave to amend are pending. Defendants have not yet responded to the appeal, which has been adjourned until February 2000, and have served papers in opposition to the plaintiffs' motion for leave to amend their complaint.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPMM, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the thirteen and thirty-nine week periods ended September 24, 1999, Registrant incurred approximately $39,000 and $160,000, respectively, for legal costs relating to such indemnification. Cumulatively, such costs amount to approximately $663,000 through September 24, 1999.

Registrant is not aware of any other material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6. Exhibits and Reports on Form 8-K.

        A). Exhibits:

            Exhibit #                    Description

            27.                          Financial Data Schedule

        B). Reports on Form 8-K

            On  August  31,  1999,  Registrant  filed  with the SEC a Current
            Report on Form 8-K. This Current Report contained details regarding the sale of substantially all of the assets used in the operations of the WICC-AM and WEBE-FM radio stations.

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

                                       ML MEDIA PARTNERS, L.P.
                                       By: Media Management Partners
                                           General Partner

                                       By: ML Media Management Inc.


Dated: November 12, 1999               /s/ Kevin K. Albert
                                       ---------------------------------
                                           Kevin K. Albert
                                           Director and President


Dated: November 12, 1999               /s/ James V. Caruso
                                       ---------------------------------
                                           James V. Caruso
                                           Director and Executive Vice
                                           President


Dated: November 12, 1999               /s/ David G. Cohen
                                       ---------------------------------
                                           David G. Cohen
                                           Director and Vice President


Dated: November 12, 1999               /s/ Sandhya Rana
                                       ---------------------------------
                                           Sandhya Rana
                                           Vice President and Treasurer
                                          (principal accounting officer
                                           and principal financial
                                           officer)

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

                                           ML MEDIA PARTNERS, L.P.
                                           By: Media Management Partners
                                           General Partner

                                           By: RP Media Management


                                           By: IMP Media Management, Inc.

Dated: November 12, 1999                  /s/ I. Martin Pompadur
                                          ----------------------------------
                                              I. Martin Pompadur
                                              President, Secretary and
                                              Director
                                             (principal executive officer)

Dated: November 12, 1999                  /s/ Elizabeth McNey Yates
                                          ----------------------------------
                                              Elizabeth McNey Yates
                                              Executive Vice President