Form 10-K/A
period 1998-12-25
ML MEDIA PARTNERS LP
filed 2000-01-31
CIK 785959

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-K/A
                              (Amendment Number 1)

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

In September 1998, much of Puerto Rico was devastated by Hurricane Georges. Although the final assessment of damage suffered at C-ML Cable is not complete, Registrant's share of damage to the distribution plant of approximately $859,000 was incurred. Since such damaged assets were not covered by insurance policies nor salvageable via repairs, such amount of net plant and equipment was written-off during the year ended December 25, 1998. The Hurricane damage was determined to have caused total loss of these assets. The write-off of net plant and equipment of approximately $859,000 represented the net book value of distribution plant destroyed by the Hurricane. During the year ended December 25, 1998, Registrant recorded, as revenue, approximately $1.9 million of anticipated insurance recoveries related to subscriber refunds. Registrant is in the process of finalizing an insurance claim related to such hurricane damage at C-ML Cable. The ultimate resolution of these claims is subject to further negotiations with the insurance carrier.

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

Revenue Recognition

Operating revenue, as it relates to the cable television systems, includes earned subscriber service revenues and charges for installation and connections. These revenues are recorded at the time the services are performed. Since such subscriber service and installation and connection charges represent up-front, non-refundable fees, and do not include content service agreements, such revenues are not deferred over an extended benefit period. Subscriber services paid for in advance are recorded as income when earned. Operating revenue, as it relates to the radio broadcasting properties is net of commissions paid to advertising agencies.

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


                                                 ML MEDIA PARTNERS, L.P.
                                                 By: Media Management Partners
                                                     General Partner

                                                 By: ML Media Management Inc.



Dated:  January 31, 2000                             /s/ Kevin K. Albert
                                                     -------------------
                                                     Kevin K. Albert
                                                     Director and President


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

RP MEDIA MANAGEMENT

      Signature                                    Title                                   Date
------------------------                          ---------------------------------       ----------------

 /s/ I. Martin Pompadur                           President, Secretary and Director        January 31, 2000
 -----------------------
    (I. Martin Pompadur)                          (principal executive officer of the
                                                  Registrant)

 /s/Elizabeth McNey Yates                         Executive Vice President                 January 31, 2000
 ------------------------
   (Elizabeth McNey Yates)



ML MEDIA MANAGEMENT INC.



                  Signature                                       Title                               Date


   /s/ Kevin K. Albert                            Director and President                   January 31, 2000
----------------------------------------------
        (Kevin K. Albert)

   /s/ James V. Caruso                            Director and Executive Vice President    January 31, 2000
----------------------------------------------
        (James V. Caruso)

   /s/ David G. Cohen                             Director and Vice President              January 31, 2000
----------------------------------------------
        (David G. Cohen)

   /s/ Kevin T. Seltzer                           Vice President and Treasurer             January 31, 2000
----------------------------------------------    (principal financial officer and
        (Kevin T. Seltzer)                        principal accounting officer of the
                                                  Registrant)
