Form 10-Q/A
period 1999-09-24
ML MEDIA PARTNERS LP
filed 2000-01-31
CIK 785959

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q/A
                              (Amendment Number 1)

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

The increase in net income of C-ML Cable of approximately $2.2 million from the thirteen week period ended September 25, 1998 was primarily due to an increase in net operating revenues of approximately $1.1 million resulting from an increase in pay-per-view revenues resulting from popular boxing matches, a decrease in property taxes of approximately $1.6 million due to the settlement with the local authorities resulting in a reversal in previously accrued expenses and a decrease in interest expense of approximately $224,000 due to the scheduled principal payment made in late 1998. These increases in net income components at C-ML Cable were partially offset by increases in general and administrative and property operating expenses of approximately $337,000 and $272,000, respectively, generally due to increased revenues, as well as an by increase in depreciation and amortization expense of approximately $122,000 due to an increase in the asset base resulting from a system rebuild.

The decrease in net income from the discontinued radio station segment of approximately $1.6 million from the thirteen week period ended September 25, 1998 was primarily due to a decrease in net income from the sale of the Connecticut Stations in August 1999, and from the sales of the Cleveland Station and the Anaheim Stations in January 1999.

The increase in interest income of approximately $523,000 from the thirteen week period ended September 25, 1998 is due primarily to interest earned on the higher average cash balances that existed during the third quarter 1999 resulting from the sale of the Connecticut Stations on August 31, 1999, prior to its cash distribution in October 1999.

The increase in general and administrative expenses, excluding the increase at the C-ML Cable level, of approximately $249,000 from the thirteen week period ended September 25, 1998 is primarily due to an increase in professional fees at the Registrant level primarily due to the unsolicited tender offer activity during the first quarter of 1999 with respect to units of limited partnership interest in Registrant. The remaining increases or decreases in general and administrative expenses were immaterial, either individually or in the aggregate.

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

The increase in net income of C-ML Cable of approximately $2.4 million from the thirty-nine week period ended September 25, 1998 was primarily due to an increase in net operating revenues of approximately $1.5 million resulting from an increase in basic subscribers from 128,752 at the end of the third quarter of 1998 to 132,823 at the end of the third quarter of 1999 and an increase in pay-per-view revenues resulting from popular boxing matches, a decrease in property taxes of approximately $1.6 million due to the settlement with local authorities resulting in a reversal in previously accrued expenses and a decrease in interest expense of approximately $573,000 due to the scheduled principal payment in late 1998. These increases in net income components at C-ML Cable were partially offset by increases in general and administrative and property operating expenses of approximately $365,000 and $491,000, respectively, generally due to increased revenues, as well as by an increase in depreciation and amortization expense of approximately $422,000 due to an increase in the asset base resulting from a system rebuild.

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

The increase in interest income of approximately $1.0 million from the thirty-nine week period ended September 25, 1998 is due primarily to interest earned on the higher average cash balances that existed during 1999 resulting from the sales of the Cleveland Station, the Anaheim Stations and the Connecticut Stations, prior to their cash distributions.

The increase in general and administrative expenses, excluding the increase at the C-ML Cable level, of approximately $1.0 million from the period ended September 25, 1998 is primarily due to an increase in professional fees at the Registrant level primarily due to the unsolicited tender offer activity during the first quarter of 1999 with respect to units of limited partnership interest in Registrant, and an increase at California Cable resulting from the receipt in 1998 of prior year tax assessment refunds, which reduced general and administrative expense in that year. The remaining increases or decreases in general and administrative expenses were immaterial, either individually or in the aggregate.

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

                                       ML MEDIA PARTNERS, L.P.
                                       By: Media Management Partners
                                           General Partner

                                       By: ML Media Management Inc.


Dated: January 31, 2000                /s/ Kevin K. Albert
                                       ---------------------------------
                                           Kevin K. Albert
                                           Director and President


Dated: January 31, 2000                /s/ James V. Caruso
                                       ---------------------------------
                                           James V. Caruso
                                           Director and Executive Vice
                                           President


Dated: January 31, 2000                /s/ David G. Cohen
                                       ---------------------------------
                                           David G. Cohen
                                           Director and Vice President


Dated: January 31, 2000                /s/ Sandhya Rana
                                       ---------------------------------
                                           Sandhya Rana
                                           Vice President and Treasurer
                                          (principal accounting officer
                                           and principal financial
                                           officer)

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

                                           ML MEDIA PARTNERS, L.P.
                                           By: Media Management Partners
                                           General Partner

                                           By: RP Media Management


                                           By: IMP Media Management, Inc.

Dated: January 31, 2000                   /s/ I. Martin Pompadur
                                          ----------------------------------
                                              I. Martin Pompadur
                                              President, Secretary and
                                              Director
                                             (principal executive officer)

Dated: January 31, 2000                   /s/ Elizabeth McNey Yates
                                          ----------------------------------
                                              Elizabeth McNey Yates
                                              Executive Vice President