Form 10-K/A
period 1998-12-25
ML MEDIA PARTNERS LP
filed 2000-02-14
CIK 785959

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



                  Signature                                       Title                               Date


   /s/ Kevin K. Albert                            Director and President                   January 31, 2000
----------------------------------------------
        (Kevin K. Albert)

   /s/ James V. Caruso                            Director and Executive Vice President    January 31, 2000
----------------------------------------------
        (James V. Caruso)

   /s/ David G. Cohen                             Director and Vice President              January 31, 2000
----------------------------------------------
        (David G. Cohen)

   /s/ Kevin T. Seltzer                           Vice President and Treasurer             January 31, 2000
----------------------------------------------    (principal financial officer and
        (Kevin T. Seltzer)                        principal accounting officer of the
                                                  Registrant - at the time of the
                                                  original filing)

   /s/ Sandhya Rana                               Vice President and Treasurer             January 31, 2000
----------------------------------------------    (principal financial officer and
        (Sandhya Rana)                            principal accounting officer of the
                                                  Registrant - at the time of the
                                                  10-K/A filing)


