Form 10-K
period 1999-12-31
ML MEDIA PARTNERS LP
filed 2000-05-03
CIK 785959

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended
                                December 31, 1999

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

                      2 World Financial Center, 14th Floor

                          New York, New York 10281-6114

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

Yes   X    No     .
    -----    -----

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

Media Properties

As of December 31, 1999, Registrant's sole remaining operating investment in media properties is its 50% interest in a joint venture which owns two cable television systems in Puerto Rico.

As of December 31, 1999, Registrant has completed the sale of the following media properties:

     an AM and FM radio station combination in Bridgeport, Connecticut was sold on August 31, 1999;

     a corporation which owns a FM radio station in Cleveland, Ohio was sold on January 28, 1999;

     an AM and FM radio station combination in Anaheim, California was sold on January 4, 1999;

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

On October 1, 1999, Adelphia Communications Corporation ("Adelphia"), through its wholly owned subsidiary Arahova Communications Inc. ("Arahova"), consummated its acquisition of Century. While Adelphia's purchase included Century's 50% interest in C-ML Cable, it did not include a purchase of Registrant's 50% interest in C-ML Cable. Registrant negotiated with Adelphia regarding the sale to Adelphia of Registrant's interest in the Venture, but no definitive arrangement was concluded.

On February 18, 2000, Registrant triggered the "buy-sell" provision in the Joint Venture Agreement, and Adelphia elected to cause the Venture to sell C-ML Cable. A dispute arose between Registrant and Adelphia over, among other things, the terms of the sale pursuant to the Joint Venture Agreement, and on March 24, 2000 Registrant commenced a suit against Adelphia. See "Item 3. Legal Proceedings".

As of December 31, 1999, C-ML Cable serves 133,320 basic subscribers, passes approximately 305,000 homes and consists of approximately 1,938 linear miles of cable plant.

During 1999, Registrant's share of the net operating revenues of C-ML Cable totaled $35,162,727 (100.0% of operating revenues of Registrant's continuing operations).

During 1998, Registrant's share of the net operating revenues of C-ML Cable totaled $32,575,174 (100.0% of operating revenues of Registrant's continuing operations).

During 1997, Registrant's share of the net operating revenues of C-ML Cable totaled $29,404,870 (100.0% of operating revenues of Registrant's continuing operations).

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

On June 3, 1998, the Venture consummated the sale of C-ML Radio pursuant to a sales agreement entered into in October 1997 between the Venture and Madifide, Inc. The base sales price for C-ML Radio was approximately $11.5 million, approximately $5.8 million of which is Registrant's share, subject to closing adjustments. Pursuant to an LMA entered into, effective as of October 1, 1997, the buyer was allowed to program the station from such date through the date of sale. C-ML Radio collected a monthly LMA fee from the buyer which was equal to the operating income for that month, provided however, that it not be less than $50,000 nor more than $105,000. The monthly fee was recognized as revenue during the LMA period and Registrant did not recognize any operating revenues nor incur any net operating expenses of C-ML Radio during the LMA period. At the closing, the Venture and Madifide, Inc. entered into escrow agreements pursuant to which the Venture deposited, in aggregate, approximately $725,040, $362,520 of which is Registrant's share, into three separate escrow accounts with respect to which indemnification, benefit, and chattel mortgage claims may be made by Madifide, Inc. for a period of one year. As of December 25, 1998, the balance of these escrows was classified on the accompanying Consolidated Balance Sheet as Investments held by escrow agents. During the second quarter of 1999, the remaining escrow of $324,999 was released.

Pursuant to the terms of the outstanding senior indebtedness that jointly finances C-ML Radio and C-ML Cable, the net proceeds, and escrow amounts when discharged, if any, from the resulting sale of C-ML Radio must be retained by the Venture and cannot be distributed to Registrant or its partners.

During 1998, until its sale on June 3, 1998, Registrant's share of the net operating revenues of C-ML Radio totaled $165,004 (0.8% of operating revenues from Registrant's discontinued operations - Radio Station Segment).

During 1997, Registrant's share of the net operating revenues of C-ML Radio totaled $2,051,576 (8.6% of operating revenues from Registrant's discontinued operations - Radio Station Segment).

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

Effective August 14, 1997, reserves in the amount of approximately $13.2 million were released and, after accounting for certain expenses of Registrant, in accordance with the terms of the Partnership Agreement, were included in the cash distribution that was distributed to partners on November 25, 1997. On March 1, 1999, reserves in the amount of approximately $6.1 million were released and, in accordance with the terms of the Partnership Agreement, were included in the cash distribution made to partners on March 31, 1999. As of December 31, 1999, Registrant has approximately $15.2 million remaining in cash reserves to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems prior to and resulting from their sale.

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

WEBE-FM and WICC-AM

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

The base sales price for the Connecticut Stations was $66 million, subject to certain adjustments, including a working capital adjustment, as provided in the Connecticut Agreement.

Pursuant to the Connecticut Agreement, Registrant deposited $3.3 million into an indemnity escrow account against which Aurora may make indemnification claims until December 31, 2000. At the closing, pursuant to the terms of the Wincom-WEBE-WICC Loan, approximately $8.2 million was paid to the Wincom Bank, as partial payment of the lender's 15% residual interest in the net proceeds from the sale of the Connecticut Stations. In addition, approximately $6.6 million was applied to repay certain amounts owed to Registrant by the Connecticut Stations. The General Partner has determined to add this amount to Registrant's working capital to meet potential Registrant expenses and contingencies. If working capital is not utilized by Registrant, in accordance with the terms of the Partnership Agreement, it will ultimately be distributed to the partners, in accordance with the terms of the Partnership Agreement. In addition, Registrant held approximately $11.5 million of the sales proceeds to pay (or to reserve for payment of) expenses and liabilities relating to the operations of the Connecticut Stations prior to the sale, as well as wind-down expenses, sale-related expenses, contingent obligations of the Connecticut Stations, and the balance of the 15% residual interest in the net sales proceeds payable to the lender under the Wincom-WEBE-WICC Loan.

On October 29, 1999, the remaining sales proceeds of approximately $36.4 million, after accounting for certain expenses of Registrant, were distributed to partners of record as of August 31, 1999, in accordance with the terms of the Partnership Agreement. To the extent any amounts reserved or paid into escrow as described above are subsequently released, such amounts will be distributed to partners of record as of the dates when such escrow or reserves are released. Registrant recognized a gain of approximately $39.7 million on the sale of the Connecticut Stations. As of December 31, 1999, Registrant had approximately $8.1 million remaining in cash reserves from the sale of the Connecticut Stations.

During 1999, until its sale on August 31, 1999,  WEBE-FM generated net operating
revenues  of  $5,821,382   (71.6%  of  operating   revenues  from   Registrant's
discontinued operations - Radio Station Segment).

During 1998, WEBE-FM generated net operating revenues of $8,485,300 (38.8% of operating revenues from Registrant's discontinued operations - Radio Station Segment).

During 1997, WEBE-FM generated net operating revenues of $7,851,792 (33.0% of operating revenues from Registrant's discontinued operations - Radio Station Segment).

During 1999, until its sale on August 31, 1999,  WICC-AM generated net operating
revenues  of  $2,175,342   (26.8%  of  operating   revenues  from   Registrant's
discontinued operations - Radio Station Segment).

During 1998, WICC-AM generated net operating revenues of $3,174,571 (14.5% of operating revenues from Registrant's discontinued operations - Radio Station Segment).

During 1997, WICC-AM generated net operating revenues of $2,969,144 (12.5% of operating revenues from Registrant's discontinued operations - Radio Station Segment).

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

Pursuant to the Cleveland Agreement, Registrant deposited $2.5 million into an indemnity escrow account against which Chancellor may make indemnification claims for a period of up to two years after the closing. Approximately $2.0 million was used to repay in full the remaining outstanding balance of the Wincom-WEBE-WICC Loan and pursuant to the terms of the Wincom-WEBE-WICC Loan, an initial amount of approximately $7.3 million was paid to the Wincom Bank, pursuant to its 15% residual interest in the net sales proceeds from the sale of Wincom. In addition, Registrant held approximately $2.6 million of the sales proceeds to pay (or to reserve for payment of) wind-down expenses, sale-related expenses and the balance, if any, of the Wincom Bank's residual interest. The remaining sales proceeds of $35.3 million were included in the cash distribution made to partners on March 30, 1999 in accordance with the terms of the Partnership Agreement.

On February 4, 2000, Registrant received the discharge of escrowed proceeds of $1.5 million, plus interest earned thereon, generated from the sale of the Cleveland Station. In accordance with the terms of the Partnership Agreement, the amount of such discharged escrowed proceeds, after accounting for certain expenses of Registrant, will be included in the cash distribution to limited partners of $1,485,153 ($7.90 per Unit) and $15,001 to its General Partner, representing its 1% share. This cash distribution to limited partners will be paid to limited partners of record as of February 4, 2000 and will be distributed to partners by the end of the second quarter of 2000.

To the extent any amounts reserved or paid into escrow as described above are subsequently released, such amounts will be distributed to partners of record as of the date of such release from such escrow or reserves. Registrant recognized a gain of approximately $41.5 million on the sale of the Cleveland Station. As of December 31, 1999, Registrant had approximately $2.5 million remaining in cash reserves from the sale of the Cleveland Station.

During 1999, until its sale on January 28, 1999, Wincom generated net operating revenues of $129,575 (1.6% of operating revenues from Registrant's discontinued operations - Radio Station Segment).

During 1998, Wincom generated net operating revenues of $6,041,783 (27.6% of operating revenues from Registrant's discontinued operations - Radio Station Segment).

During 1997, Wincom generated net operating revenues of $6,995,768 (29.4% of operating revenues from Registrant's discontinued operations - Radio Station Segment).

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

On January 31, 2000, Registrant received the discharge of escrowed proceeds of $1.0 million, plus interest earned thereon, generated from the sale of the Anaheim Stations. In accordance with the terms of the Partnership Agreement, the entire amount of such discharged escrowed proceeds was used to account for certain expenses of Registrant. As of December 31, 1999, Registrant had approximately $3.9 million remaining in cash reserves from the sale of the Anaheim Stations.

To the extent any amounts reserved as described above are subsequently released, such amounts will be distributed to partners of record as of the date of such release from reserves. Registrant recognized a gain of approximately $19.8 million on the sale of the Anaheim Stations.

During 1998, the Anaheim Stations generated net operating revenues of $3,989,661 (18.3% of operating revenues from Registrant's discontinued operations - Radio Station Segment).

During 1997, the Anaheim Stations generated net operating revenues of $3,950,833 (16.6% of operating revenues from Registrant's discontinued operations - Radio Station Segment).

Employees.

As of December 31, 1999, Registrant and its consolidated subsidiaries employed approximately 280 persons. The business of Registrant is managed by the General Partner. RPMM, MLMM and ML Leasing Management Inc., all affiliates of the General Partner, employ individuals who perform the management and administrative services for Registrant.

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

In recent years, the level of competition in the MVPD market has increased significantly. Notably, several entities provide high-powered direct broadcast satellite ("DBS") service in the continental United States. In addition, the FCC has adopted polices providing for authorization of new technologies and a more favorable operating environment for certain existing technologies which provide, or have the potential to provide, substantial additional competition to cable television systems. For example, the FCC has revised its rules on multi-channel multi-point distribution service ("MMDS" or "wireless cable") to foster MMDS services competitive with cable television systems, has authorized telephone companies to deliver directly to their subscribers video programming and has authorized the local multipoint distribution service ("LMDS"), which can employ technology analogous to that used by cellular telephone systems to distribute multiple channels of video programming and other data directly to subscribers. Moreover, the Telecommunications Act of 1996 (the "1996 Act") substantially reformed the Communications Act of 1934, as amended (the "Communications Act") by, among other things, permitting telephone companies to enter the MVPD market through a number of means, including in-region cable systems. Regulatory initiatives that will result in additional competition for cable television systems are described in the following sections.

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

Federal Regulations

Federal regulation of cable television systems is conducted primarily through the FCC under the Communications Act, although, as discussed below, the Copyright Office also regulates certain aspects of cable television system operation. Among other things, FCC regulations currently contain detailed provisions concerning non-duplication of network programming, sports program blackouts, program origination, ownership of cable television systems and equal employment opportunities. There are also comprehensive registration and reporting requirements and various technical standards. Moreover, pursuant to the 1992 Cable Act, the FCC has, among other things, established regulations concerning mandatory signal carriage and retransmission consent, consumer service standards, the rates for service, equipment, and installation that may be charged to subscribers, and the rates and conditions for commercial channel leasing. The FCC also issues permits, licenses or registrations for microwave facilities, mobile radios and receive-only satellite earth stations, all of which are commonly used in the operation of cable systems.

The FCC is authorized to impose monetary fines upon cable television systems for violations of existing regulations and may also suspend licenses and other authorizations and issue cease and desist orders. It is likewise authorized to promulgate various new or modified rules and regulations affecting cable television, many of which are discussed in the following paragraphs.

The 1992 Cable Act and the 1996 Act

The 1992 Cable Act clarified and modified certain provisions of the Cable Communications and Policy Act of 1984 ("1984 Cable Act"). It also codified certain FCC regulations and added a number of new requirements. Subsequent to the passage of the 1992 Cable Act, the FCC undertook a substantial number of complicated rulemaking proceedings resulting in a host of new regulatory requirements or guidelines. Several of the provisions of the 1992 Cable Act and certain FCC regulations implemented pursuant thereto are still being tested in court. At the same time, a number of provisions have been modified by the 1996 Act. Registrant cannot predict the result of any pending or future court challenges or the shape any still-pending or proposed FCC regulations ultimately may take, nor can Registrant predict the effect of either on its operations.

As discussed in greater detail elsewhere in this filing, some of the principal provisions of the 1992 Cable Act include: (1) a mandatory carriage requirement coupled with alternative provisions for retransmission consent as to over-the-air television signals; (2) rate regulations; (3) consumer protection provisions; (4) some clarification of franchise renewal procedures; and (5) FCC authority to examine and set limitations on the horizontal and vertical integration of the cable industry.

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

The 1992 Cable Act also contained a provision barring both cable operators and certain vertically integrated program suppliers from engaging in practices which unfairly impede the availability of programming to other multichannel video programming distributors. In sum, the 1992 Cable Act established an entirely new set of regulatory requirements and standards. Adding to the complexity is the 1996 Act, which in some areas mandates additional regulation and in other areas modifies or eliminates extant cable laws.

As previously noted, under the broad statutory scheme, cable operators are subject to a two-level system of regulation with some matters under federal jurisdiction, others subject strictly to local regulation, and still others subject to both federal and local regulation. Following are descriptions of some of the more significant regulatory areas of concern to cable operators.

Franchises / State and Local Regulation

Cable television systems are generally operated pursuant to non-exclusive franchises, permits or licenses issued by a local government entity. The franchises are generally contracts between the cable system owner and the issuing authority and typically cover a broad range of obligations directly affecting the business of the operations in question. The 1984 Cable Act provided that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment but may not specify requirements for video programming or information services other than in broad categories. The 1992 Cable Act provided that franchising authorities may not grant an exclusive franchise or unreasonably deny award of a competing franchise.

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

Cable television franchises generally contain provisions governing the length of the franchise term, renewal and sale or transfer of the franchise, design and technical performance of the system and the number and types of cable services provided. There can be no assurance that franchises will be granted renewal or that renewals will be based on terms and conditions similar to those in an initial franchise.

Local franchising authorities are permitted to require cable operators to set aside certain channels for PEG access programming and to impose a franchise fee of up to 5% of gross annual system revenues. Cable television systems with 36 or more channels also are required to designate a portion of their channel capacity for commercially leased access by third parties, which generally is available to commercial and non-commercial parties to provide programming (including programming supported by advertising). As required by the 1992 Cable Act, the FCC adopted rules setting maximum reasonable rates and other terms for the use of such leased channels.

Various proposals have been introduced at state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a public utility character. Increased state and local regulations may increase cable television system expenses.

Rate Regulation

Under the 1992 Cable  Act,  cable  systems  that are not  subject to  "effective
competition"  are  subject  to  regulation  by  local  franchising   authorities
regarding the rates that may be charged to subscribers. A cable system is subject to effective competition if one of the following conditions is met: (1) fewer than 30% of the households in the franchise area subscribe to the system;
(2) at least 50% of the households in the franchise area are served by two MVPDs and at least 15% of the households in the franchise area subscribe to any MVPD other than the dominant cable system; or (3) a franchising authority for that franchise area itself serves as an MVPD offering service to at least 50% of the households in the franchise area. The 1996 Act added a fourth condition: the offering by a local exchange carrier, or an entity using the local exchange carrier's ("LEC") facilities, of video programming services (including 12 or more channels of programming, at least some of which are television broadcasting signals) directly to subscribers by any means (other than direct-to-home satellite services) in the franchise area of an unaffiliated cable operator.

A local franchising authority may certify with the FCC to regulate the Basic Service Tier ("BST") and associated subscriber equipment of a cable system within its jurisdiction. By law, the BST must include all broadcast signals (with the exception of national "superstations"), including those required to be carried under the mandatory carriage provisions of the 1992 Cable Act, as well as PEG access channels required by the franchise. Pursuant to FCC rules, the Telecommunications Regulatory Board of Puerto Rico (the "Board") filed for certification to regulate the rates of the cable system operated by the Venture. The cable system operator contested the certification, claiming that it was subject to effective competition, and therefore exempt from rate regulation, because fewer than 30 percent of the households in the system's franchise area subscribe to the system. The FCC's Cable Services Bureau upheld the certification and in November 1998 the Commission denied the operator's application for review of the decision, as well as a request for stay. The cable operator filed a petition for reconsideration of the FCC's denial of the application for review. The petition for reconsideration is pending. Under FCC rules, a cable system remains subject to rate regulation until the FCC finds that effective competition exists. The franchising authority for the San Juan Cable System in Puerto Rico has been authorized by the FCC to regulate the basic cable service and equipment rates and charges of the system. The franchising authority has not yet sent a notice to the system to initiate rate regulation. Regulation may result in reduced revenues going forward and in refunds to customers for charges above those allowed by the FCC's rate regulations for up to 12 months retroactively from when the new rates are initiated or the franchising authority issues a potential refund accounting order. Registrant is currently assessing the potential impact of any such regulation.

Pursuant to the 1996 Act, the FCC's jurisdiction to regulate the rates of the cable programming service tier ("CPST"), which generally includes programming other than that carried on the BST or offered on a per-channel or per-program basis, expired on March 31, 1999. The CPST is now exempt from rate regulation. The FCC has announced, however, that it will continue to process and rule upon rate complaints relating to the CPST for periods prior to April 1, 1999.

Rates for basic services generally are set pursuant to a benchmark formula. In the alternative, an operator may opt for cost-of-service methodology to show that its basic service rates are reasonable. This approach allows cable system operators to recover normal operating expenses as well as a reasonable return on investment. The cost-of-service rules currently allow for an industry-wide 11.25% rate of return. The Commission has reserved the right to alter its established benchmarks. The FCC's rules also limit increases in regulated rates to an inflation indexed amount plus increases in certain costs, such as taxes, franchise fees, programming cost, and the costs of complying with certain franchise requirements. In addition, rates can be adjusted if an operator completes a significant system rebuild or upgrade.

Parties periodically have called upon the FCC to freeze cable rates and to increase rate regulation. In addition, the Chairman of the FCC, who has previously expressed concern that the March 31, 1999 sunset for regulation of CPST rates may be unrealistic given the slow growth in competition in the MVPD marketplace, has stated that the Commission will continue to take aggressive actions to promote competition and urged Congress to do the same. Certain members of Congress also have continued to express concern about cable rates and there can be no assurance that either the FCC or Congress will not take action in the future with regard to cable rates.

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

Cable/Telephone Cross-Ownership

Prior to the passage of the 1996 Act, an LEC was generally prohibited from owning a cable television system or offering video programming directly to subscribers in the LEC's local telephone service area. The 1996 Act eliminated the cable/telco cross-ownership ban and gave telephone companies four options for entering into the MVPD market: (1) wireless entry; (2) common carrier entry;
(3) cable system entry; and (4) "open video system" entry, which is a new mode of entry established by the 1996 Act that allows a common carrier to program 33% of its video distribution system, while making the rest of its capacity available to unaffiliated program providers. The open video system rules generally subject open video system operators to reduced regulation. For example, such operators are not subject to rate regulation. In City of Dallas v. FCC, Case No. 60502 (5th Cir. Jan. 19, 1999), however, the Fifth Circuit reversed the Commission's rule "preempting local franchise requirements for [open video systems]." The 1996 Act also limited fees that open video system operators may have to pay to local franchises and clarifies that such operators are not subject to Title II common carrier requirements. Open video system operators, which may include entities other than LECs, are required, however, to comply with certain cable regulations, including the must-carry/retransmission consent requirements and the rules governing carriage of PEG channels. Cable companies are, in certain circumstances, also permitted to operate open video systems.

Although telephone companies may now provide video programming to their telephone subscribers, the 1996 Act maintains the prohibition on cable/telco buy-outs. A LEC or any affiliate generally may not acquire more than a 10% financial interest, or any management interest, in a cable operator serving the LEC's telephone service area. Similarly, a cable operator may not acquire a 10% financial interest, or any management interest, in a LEC providing telephone exchange service within the cable operator's franchise area.

The 1996 Act also cleared the way for cable provision of telephony and clarified that the provisions in the Communications Act governing cable operators do not apply to cable operators' provision of telecommunications services. State regulations that may prohibit the ability to provide telecommunications services are preempted.

Cable/Broadcast Cross Ownership

The 1996 Act also eliminated the statutory ban on broadcast station/cable cross-ownership. This cleared the way for the Commission to reconsider its rules prohibiting the common ownership of a broadcast television station and a cable system in the same local community. The FCC is now reviewing these rules.

Concentration of Ownership

The 1992 Cable Act directed the FCC to establish reasonable limits on the number of cable subscribers a single company may reach through cable systems it owns (horizontal concentration) and the number of system channels that an operator can use to carry programming services in which it holds an ownership interest (vertical concentration).

The horizontal ownership restrictions of the 1992 Cable Act were struck down by a federal district court. Pending final judicial resolution of this issue, the FCC voluntarily has stayed the effective date of its horizontal ownership limitations since 1993. In an October, 1999 decision, the Commission announced revisions to its horizontal ownership rules, but retained its stay of these rules. The FCC retained its 30% nationwide cap, but relaxed it somewhat by basing the cap on the percentage of multichannel video programming subscribers served nationwide. (The cap previously was calculated according to the number of cable homes passed). In addition, the decision modified the rules regarding the attribution of limited partners with respect to both horizontal ownership and vertical ownership (or "channel occupancy") rules. The new rules allow a limited partnership interest to be treated as non-attributable for purposes of those rules so long as the general partner is able to certify that the limited partner is not materially involved in the video programming activities of the partnership.

The FCC's vertical ownership restriction consists of a "channel occupancy" standard which places a 40 percent limit on the number of channels (up to 75 channels) that may be occupied by programming services in which the cable operator has an attributable ownership interest. Further, the 1992 Cable Act and FCC rules restrict the ability of programmers in which cable operators hold an attributable interest to enter into exclusive contracts with cable operators. Vertically integrated programmers also are generally prohibited from favoring cable operators over other multi-channel video programming distributors.

Open Access

Many Internet Service Providers ("ISPs") and local telephone companies recently have been urging the FCC to require cable operators to sell "unbundled" access to their networks, which would allow unaffiliated ISPs to combine the cable transport service with their own content offerings into one high-speed Internet service. Because digital broadband facilities are capable of delivering data transmissions much more quickly than the standard telephone lines traditionally used by ISPs, ISPs deem access to cable networks to be highly desirable. Although the FCC recently decided not to impose open access regulations at this time, many state and local franchise authorities also are now addressing the issue. Registrant cannot predict what legislative, regulatory or judicial changes may occur or their impact on the Registrant's business or operations.

Alternative Video Programming Services

Direct Broadcast Satellites: The FCC has authorized the provision of video programming directly to home subscribers through high-powered direct broadcast satellites ("DBS"). Since the launch of the first system in 1994, DBS has become one of the most promising competitors in the multichannel video marketplace. DBS providers served approximately 11 million customers at the end of 1999. In addition, Congress recently amended the Satellite Home Viewer Act to allow DBS operators to provide local broadcast station signals to subscribers in a manner similar to cable operators, thereby removing a major competitive barrier to DBS growth. Under the legislation, DBS operators also will become subject to "must-carry" obligations to carry broadcast signals by January, 2002.

Digital Television: On April 3, 1997, the FCC announced that it had adopted rules that will allow television broadcasters to provide digital television ("DTV") to consumers. The Commission also provided eligible existing broadcasters with a second channel on which to provide DTV service. Television broadcasters will be allowed to use their channels according to their best business judgment. Such uses can include data transfer, subscription video, interactive materials, and audio signals, although broadcasters will be required to provide a free digital video programming service that is at least comparable to today's analog service. Broadcasters will not be required to air "high definition" programming or to simulcast their analog programming on the digital channel.

Certain stations already have begun to broadcast a digital signal. Affiliates of the top four networks (ABC, CBS, FOX, and NBC) in the top ten markets were required to be on the air with a digital signal by May 1, 1999. Affiliates of those networks in markets 11-30 were required to be on the air with a digital signal by November 1, 1999. All other commercial stations are required to construct their digital facilities by May 1, 2002. Although the FCC has targeted December 1, 2006, as the date by which all broadcasters must return their analog licenses, the Balanced Budget Act of 1997 allows broadcasters to keep both their analog and digital licenses until at least 85 percent of television households in their respective markets can receive a digital signal. The Commission has announced that it will review the progress of DTV every two years and make adjustments to the 2006 target date, if necessary.

Wireless  Cable:  The FCC has expanded  the  authorization  of MMDS  services to provide "wireless cable" via multiple microwave transmissions to home subscribers. In 1990, the FCC increased the availability of channels for use in wireless cable systems by eliminating MMDS ownership restrictions and simplifying various processing and administrative rules. Since then, the FCC has resolved certain additional wireless cable issues, including channel allocations for MMDS, Operational Fixed Service and Instructional Television Fixed Service ("ITFS") facilities, and restrictions on ownership or operation of wireless facilities by cable entities.

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

The FCC, as well as Congress and the Administration, are currently considering whether cable operators are, or should be, obligated to carry the digital signals of broadcast stations. This issue is particularly contentious with respect to the digital television transition period, when broadcasters' analog and digital signals will be operating simultaneously.

Program Content Regulation: The 1996 Act contained a number of regulations affecting program content. For example, a cable operator is required to fully scramble or block the audio and video programming of each channel primarily dedicated to the carriage of sexually explicit adult programming or to permit the carriage of such programming to the hours between 10 p.m. and 6 a.m. After the court order staying the FCC rules implementing these provisions was lifted, the FCC, in May 1997, notified cable operators of their obligation to begin complying with the provision and its rules. In December 1998, a federal district court found the scrambling provision to be unconstitutional. This case was appealed by the government directly to the Supreme Court and likely will be decided by the Court by the summer of 2000.

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

Recently, several types of multichannel video distributors that compete with cable television systems were successful in gaining compulsory license coverage of their retransmission of television broadcast signals. Recent amendments to the Satellite Home Viewer Act have revised the compulsory copyright license granted to DBS operators (and other satellite distributors) to allow for the carriage of local network-affiliated broadcast stations. Legislation also has provided a permanent copyright license to "wireless cable" systems.

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

Pole Attachment Rates, Inside Wiring, and Technical Standards

The FCC currently regulates the rates and conditions imposed by public utilities for use of their poles, unless, under the Federal Pole Attachments Act, a state public service commission demonstrates that it is entitled to regulate the pole attachment rates. The FCC has adopted a specific formula to administer pole attachment rates under this scheme. The 1996 Act revised the pole attachment rules in a number of ways to encourage competition in the provision of telecommunications services and to address inequity in the current pole attachment rates. In 1998, the FCC revised its pole attachment rules; there are Petitions for Reconsideration of these changes currently before the Commission. A second proceeding addressing possible changes to the general pole attachment fee calculations is still pending.

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

The 1992 Cable Act empowered the FCC to set certain technical standards governing the quality of cable signals and to preempt local authorities from imposing more stringent technical standards. In 1992, the FCC adopted mandatory technical standards for cable carriage of all video programming. Those standards focus primarily on the quality of the signal delivered to the cable subscriber's television.

As part of the 1996 Act, the FCC adopted regulations to ensure the commercial availability of equipment (such as converter boxes and interactive equipment) used to access services offered over multichannel video programming distribution systems, from sources that are unaffiliated with any MVPD. These regulations require that all MVPDs, including cable operators (1) allow customers to attach their own equipment to their systems, (2) not prevent equipment from being offered by retailers, manufacturers or other unaffiliated vendors, (3) separate out security functions from non-security functions of equipment by July 1, 2000,(4) not offer equipment with integrated security and non-security functions after January 1, 2005, and (5) provide, upon request, technical information concerning interface parameters needed to permit equipment to operate with their systems. MVPDs are allowed to protect the security of their systems and programming from unauthorized reception. The rules are subject to sunset after the markets for MVPDs and equipment become fully competitive in a particular geographic market. Judicial challenges to these rules have been filed and remain pending.

State and Local Regulation

Local Authority: Cable television systems are generally operated pursuant to non-exclusive franchises, permits or licenses issued by a municipality or other local governmental entity. The franchises are generally contracts between the cable television system owner and the issuing authority and typically cover a broad range of provisions and obligations directly affecting the business of the systems in question. Except as otherwise specified in the Communications Act or limited by specific FCC rules and regulations, the Communications Act permits state and local officials to retain their primary responsibility for selecting franchisees to serve their communities and to continue regulating other essentially local aspects of cable television.

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

Impact of Legislation and Regulation

As detailed above, the cable industry is subject to significant regulation. The foregoing, however, does not purport to be a complete summary of all the provisions of the Communications Act, the 1996 Act, or the 1992 Cable Act, nor of the regulations and policies of the FCC thereunder. Because regulation of the cable industry is subject to the political process, it continues to change. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies and will continue to be generated. Also, various of the foregoing matters are now, or may become, the subject of court litigation. Registrant cannot predict the outcome of pending regulatory proposals, any future proposals, or any such litigation. Nor can Registrant predict the impact of these on its business.

Item 2.   Properties.

A description of the media properties of Registrant is contained in Item 1 above. Through C-ML Cable, Registrant owns or leases real estate for certain transmitting equipment along with space for studios and offices. Registrant believes that the properties owned by the stations and the other equipment and furniture and fixtures owned are in reasonably good condition and are adequate for the operations of the stations.

In addition, the offices of RPMM and MLMM are located at 444 Madison Avenue - Suite 703, New York, New York 10022 and at 2 World Financial Center - 14th Floor, New York, New York, 10281-6114; respectively.

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

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Accordingly, defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs have both appealed this order and moved, inter alia, for leave to amend their complaint in order to re-assert certain of their claims as derivative claims on behalf of Registrant. The appeal and the motion for leave to amend are pending. Defendants have served their brief in opposition to the appeal, arguing that the court should affirm the Supreme Court's order dismissing plaintiffs' complaint. Oral argument of the appeal is scheduled for May 2000. Defendants have also served papers in opposition to the plaintiffs' motion for leave to amend their complaint. Oral argument has been heard and the parties are awaiting a decision.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPmm, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the years ended December 31, 1999, December 25, 1998 and December 26, 1997, Registrant incurred approximately $205,000, $223,000 and $280,000, respectively, for legal costs relating to such indemnification. Cumulatively, such legal costs amount to approximately $708,000 through December 31, 1999.

On March 24, 2000, Registrant commenced suit in New York Supreme Court, New York County against Century, Adelphia and Arahova seeking a dissolution of the
Venture and the appointment of a receiver for the sale of the Venture's assets (primarily the stock of the subsidiary of the Venture that owns the cable systems). The complaint alleges that, as successor to Century's position as Registrant's joint venture partner, Adelphia breached its fiduciary and contractual obligations to Registrant with respect to the operations of the Venture and by proposing to take action that would interfere with the sale of the cable systems to a third party through an auction process conducted in accordance with the terms of the joint venture agreement. In addition to dissolution and the appointment of a receiver, Registrant seeks in the suit an order directing Adelphia and its affiliates to comply with the terms of the joint venture agreement. The complaint states that, if for any reason the court should determine not to appoint a receiver, the courts should direct the Venture to diligently proceed to locate an unrelated third party to buy the cable systems at the highest possible price and that the defendants be enjoined from interfering in any manner in the sale process, and seeks other equitable relief. Registrant also seeks in the suit compensatory and punitive damages.

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

As of March 21, 2000, the number of owners of Units was 13,089.

Merrill Lynch has implemented guidelines pursuant to which it reports estimated values for limited partnership interests originally sold by Merrill Lynch (such as Registrant's Units) two times per year. Such estimated values are provided to Merrill Lynch by independent valuation services based on financial and other information available to the independent services on (1) the prior August 15th for reporting on December year-end and subsequent client account statements through the following May's month-end client account statements, and on (2) March 31st for reporting on June month-end and subsequent client account statements through the November month-end client account statements of the same year. The estimated values provided by the independent services and the Registrant's current net asset value are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value or the Registrant's current net asset value amount upon the liquidation of Registrant.

Registrant does not distribute dividends, but rather distributes Distributable Cash From Operations, Distributable Refinancing Proceeds, and Distributable Sale Proceeds, to the extent available. In 1995, $7.5 million ($40 per Unit) was distributed to its limited partners and $75,957 to its General Partner from distributable sales proceeds from the sale of KATC-TV. In 1996, $108.1 million ($575 per Unit) was distributed to its limited partners and $1.1 million to its General Partner from distributable sales proceeds from the sale of California Cable Systems. In 1997, $18.8 million ($100 per Unit) was distributed to its limited partners and $189,893 accrued to its General Partner from the (i) discharge of certain proceeds that were deposited into escrow upon the sale of KATC-TV; (ii) discharge of certain proceeds that were deposited into escrow upon the sale of the California Cable Systems; and (iii) release of certain reserves previously established upon the sales of KATC-TV, WREX-TV and the California Cable Systems. In 1998, the $189,893 accrued in 1997 was distributed to its General Partner. In March 1999, $63.4 million ($337 per Unit) was distributed to its limited partners and $639,939 to its General Partner from (i) distributable sales proceeds from the sale of the Anaheim Stations, (ii) distributable sales proceeds from the sale of the Cleveland Station and (iii) the release of certain reserves previously established upon the sale of the California Cable Systems. In October 1999, $35.7 million ($190 per Unit) was distributed to its limited partners and $360,797 to its General Partner from distributable sales proceeds from the sale of the Connecticut Stations. By the end of the second quarter of 2000, $1,485,153 ($7.90 per Unit) will be distributed to its limited partners and $15,001 to its General Partner from the discharge of proceeds that were deposited into escrow upon the sale of the Cleveland Station.

Item 6.   Selected Financial Data.

Certain reclassifications were made to the selected financial data for the years ended 1998, 1997, 1996 & 1995 to present the Radio Station Segment and television stations as discontinued operations (see Note 9).


                                                   Year Ended               Year Ended            Year Ended
                                                December 31, 1999        December 25, 1998     December 26, 1997
                                                -----------------        -----------------     -----------------
Operating revenues                              $      35,162,727        $      32,575,174     $      29,404,870
                                                =================        =================     =================

Gain on sale - Radio Station Segment            $     100,961,034        $       2,752,975     $          -
                                                =================        =================     =================

Gain on sale of television stations             $          -             $           -         $       3,702,725
                                                =================        =================     =================

Write-off of fixed assets                       $          -             $         859,078     $          -
                                                =================        =================     =================
Income from discontinued operations -
   Radio Station Segment and television
   stations                                     $       3,184,469        $       7,612,079     $       6,247,584
                                                =================        =================     =================

Net Income                                      $     116,065,980        $      14,169,444     $      19,467,688
                                                =================        =================     =================

Net Income per Unit of Limited
   Partnership Interest                         $          611.22        $           74.62     $          102.52
                                                =================        =================     =================

Number of Units                                           187,994                  187,994               187,994
                                                =================        =================     =================

                                                      As of                    As of                 As of
                                                December 31, 1999        December 25, 1998     December 26, 1997
                                                -----------------        -----------------     -----------------

Total Assets                                    $     168,566,294        $     158,629,085     $     148,641,433
                                                =================        =================     =================

Borrowings                                      $      30,000,000        $      40,000,000            50,000,000
                                                =================        =================     =================

                                                   Year Ended               Year Ended
                                                December 27, 1996        December 29, 1995
                                                -----------------        -----------------
Operating revenues                              $      50,688,279        $      81,242,427
                                                =================        =================
Gain on sale of the California Cable
  Systems                                       $     185,609,191        $          -
                                                =================        =================
Gain on sale of television stations             $          -             $      22,796,454
                                                =================        =================
Income(Loss)from discontinued
  operations - Radio Station Segment
  and television stations                       $       2,663,290        $        (154,921)
                                                =================        =================


Net Income                                      $     189,711,304        $      21,490,240
                                                =================        =================

Net Income per Unit of Limited
   Partnership Interest                         $          999.04        $          113.17
                                                =================        =================
Number of Units                                           187,994                  187,994
                                                =================        =================

                                                      As of                    As of
                                                December 27, 1996        December 29, 1995
                                                -----------------        -----------------

Total Assets                                    $     143,430,205        $     161,585,028
                                                =================        =================
Borrowings                                      $      50,000,000        $     142,732,306
                                                =================        =================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources.

As of December 31, 1999, Registrant had $125,574,620 in cash and cash equivalents. Of this amount, approximately $39.6 million is restricted for use at the operating level of the Venture (as defined below) to fund capital expenditure programs and satisfy future non-recourse debt service requirements (including annual principal payments of $20 million, $10 million of which is Registrant's share); approximately $15.2 million is held in cash to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems prior to and resulting from their sale; and approximately $14.5 million is held in cash to cover operating liabilities and contingencies relating to the Anaheim Station, Cleveland Stations and Connecticut Stations prior to and resulting from their sale. All remaining cash and cash equivalents were available to Registrant for uses as provided in the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement. As of December 31, 1999, the amount payable for accrued management fees and expenses owed to the General Partner amounted to approximately $1.0 million.

Registrant's ongoing cash needs will be to fund debt service, capital and operating expenditures and required working capital as well as to provide for costs and expenses related to the purported class action lawsuit and the Adelphia Communications Corporation ("Adelphia") lawsuit (see below).

During the year ended December 31, 1999, principal repayments of $1,993,137 and interest payments of $14,727 were made from a portion of the sales proceeds of Wincom to pay in full the remaining balance under the Wincom-WEBE-WICC Loan. In addition, during the year ended December 31, 1999, principal repayments of $10,000,000 and interest payments of $3,788,000 were made in connection with Registrant's C-ML Notes/Credit Agreement. During 2000, Registrant is required to make scheduled principal repayments of $10.0 million under its C-ML Notes/Credit Agreement.

On January 31, 2000, $1.0 million plus interest was released from the escrow account relating to the sale of the Anaheim Stations (see further discussion under KEZY-FM and KORG-AM below). On February 4, 2000, $1.5 million was released from the escrow account relating to the sale of the Cleveland Station (see further discussion under Wincom below). In accordance with the terms of the Partnership Agreement, the entire amount of such discharged escrowed proceeds from the sale of the Anaheim Stations was used to account for certain expenses of Registrant. In addition, in accordance with the terms of the Partnership Agreement, the amount of such discharged escrowed proceeds from the sale of the Cleveland Station, after accounting for certain expenses of Registrant, will be included in the cash distribution to limited partners of $1,485,153 ($7.90 per Unit) and $15,001 to its General Partner, representing its 1% share. This cash distribution to limited partners will be paid to limited partners of record as of February 4, 2000 and will be distributed to partners by the end of the second quarter of 2000.

As of December 31, 1999 Registrant's sole remaining operating investment in media properties is its 50% interest in a joint venture (the "Venture"), which owns 100% of the stock of Century-ML Cable Corporation ("C-ML Cable Corp."), which owns and operates two cable television systems in Puerto Rico.

On October 1, 1999, Adelphia consummated its acquisition of Century. While Adelphia's purchase included Century's 50% interest in C-ML Cable, it did not include a purchase of Registrant's 50% interest in C-ML Cable. Registrant negotiated with Adelphia regarding the sale to Adelphia of Registrant's interest in the Venture, but no definitive arrangement was concluded.

On February 18, 2000, Registrant triggered the "buy-sell" provision in the joint venture agreement (the "Joint Venture Agreement"), and Adelphia elected to cause the Venture to sell C-ML Cable. A dispute arose between Registrant and Adelphia over, among other things, the terms of the sale pursuant to the Joint Venture Agreement, and on March 24, 2000 Registrant commenced a suit against Adelphia. See "Item 3. Legal Proceedings".

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

In September  1998,  much of Puerto Rico was  devastated  by Hurricane  Georges.
Registrant's share of damage to the distribution plant was approximately $859,000. Since such damaged assets were not covered by insurance policies nor salvageable via repairs, such amount of net plant and equipment was written-off during the year ended December 25, 1998. The Hurricane damage was determined to have caused total loss of these assets. The write-off of net plant and equipment of approximately $859,000 represented the net book value of distribution plant destroyed by the Hurricane. During the years ended December 31, 1999 and December 25, 1998, Registrant recorded, as revenue, approximately $335,000 and $1.9 million, respectively, related to its share of anticipated insurance recoveries related to subscriber refunds. Although C-ML Cable is in the process of finalizing an insurance claim related to such hurricane damage, the ultimate resolution of these claims is subject to further negotiations with the insurance carrier.

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

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Accordingly, defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs have both appealed this order and moved, inter alia, for leave to amend their complaint in order to re-assert certain of their claims as derivative claims on behalf of Registrant. The appeal and the motion for leave to amend are pending. Defendants have served their brief in opposition to the appeal, arguing that the court should affirm the Supreme Court's order dismissing plaintiffs' complaint. Oral argument of the appeal is scheduled for May 2000. Defendants have also served papers in opposition to the plaintiffs' motion for leave to amend their complaint. Oral argument has been heard and the parties are awaiting a decision.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPMM, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the years ended December 31, 1999, December 25, 1998 and December 26, 1997, Registrant incurred approximately $205,000, $223,000 and $280,000, respectively, for legal costs relating to such indemnification. Cumulatively, such legal costs amount to approximately $708,000 through December 31, 1999.

On March 24, 2000, Registrant commenced suit in New York Supreme Court, New York County against Century Communications Corp. ("Century") Adelphia and Arahova Communications, Inc. (formerly Century) seeking a dissolution of the Venture and the appointment of a receiver for the sale of the Venture's assets (primarily the stock of the subsidiary of the Venture that owns the cable systems). The complaint alleges that, as successor to Century's position as Registrant's joint venture partner, Adelphia breached its fiduciary and contractual obligations to Registrant with respect to the operations of the Venture and by proposing to take action that would interfere with the sale of the cable systems to a third party through an auction process conducted in accordance with the terms of the joint venture agreement. In addition to dissolution and the appointment of a receiver, Registrant seeks in the suit an order directing Adelphia and its affiliates to comply with the terms of the joint venture agreement. The complaint states that, if for any reason the court should determine not to appoint a receiver, the courts should direct the Venture to diligently proceed to locate an unrelated third party to buy the cable systems at the highest npossible price and that the defendants be enjoined from interfering in any manner in the sale process, and seeks other equitable relief. Registrant also seeks in the suit compensatory and punitive damages.

WEBE-FM and WICC-AM

On August 31, 1999, Registrant consummated a sale to Aurora Communications, LLC ("Aurora") (formerly known as Shadow Communications, LLC) of substantially all of the assets used in the operations of Registrant's radio stations, WEBE-FM and WICC-AM (the "Connecticut Stations"), pursuant to a sales agreement dated April 22, 1999 (the "Connecticut Agreement").

The base sales price for the Connecticut Stations was $66 million, subject to certain adjustments, including a working capital adjustment, as provided in the Connecticut Agreement.

Pursuant to the Connecticut Agreement, Registrant deposited $3.3 million into an indemnity escrow account against which Aurora may make indemnification claims until December 31, 2000. At the closing, pursuant to the terms of the Wincom-WEBE-WICC Loan, an initial amount of approximately $8.2 million was paid to the Wincom Bank, as partial payment of the lender's 15% residual interest in the net proceeds from the sale of the Connecticut Stations. In addition, approximately $6.6 million was applied to repay certain amounts owed to Registrant by the Connecticut Stations. The General Partner has determined to add this amount to Registrant's working capital to meet potential Registrant expenses and contingencies. If working capital is not utilized by Registrant, in accordance with the terms of the Partnership Agreement, it will ultimately be distributed to the partners, in accordance with the terms of the Partnership Agreement. In addition, Registrant held approximately $11.5 million of the sales proceeds to pay (or to reserve for payment of) expenses and liabilities relating to the operations of the Connecticut Stations prior to the sale, as well as wind-down expenses, sale-related expenses, contingent obligations of the Connecticut Stations, and the balance of the 15% residual interest in the net sales proceeds payable to the lender under the Wincom-WEBE-WICC Loan.

On October 29, 1999, the remaining sales proceeds of approximately $36.4 million, after accounting for certain expenses of Registrant, were distributed to partners of record as of August 31, 1999, in accordance with the terms of the Partnership Agreement. To the extent any amounts reserved or paid into escrow as described above are subsequently released, such amounts will be distributed to partners of record as of the dates when such escrow or reserves are released. Registrant recognized a gain of approximately $39.7 million on the sale of the Connecticut Stations. As of December 31, 1999, Registrant had approximately $8.1 million remaining in cash reserves from the sale of the Connecticut Stations.

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

Pursuant to the Cleveland Agreement, Registrant deposited $2.5 million into an indemnity escrow account against which Chancellor may make indemnification claims for a period of up to two years after the closing. Approximately $2.0 million was used to repay in full the remaining outstanding balance of the Wincom-WEBE-WICC Loan and pursuant to the terms of the Wincom-WEBE-WICC Loan, an initial amount of approximately $7.3 million was paid to the Wincom Bank, pursuant to its 15% residual interest in the net sales proceeds from the sale of Wincom. In addition, Registrant held approximately $2.6 million of the sales proceeds to pay (or to reserve for payment of) wind-down expenses, sale-related expenses and the balance, if any, of the Wincom Bank's residual interest. The remaining sales proceeds of $35.3 million were included in the cash distribution made to partners on March 30, 1999 in accordance with the terms of the Partnership Agreement.

On February 4, 2000, Registrant received the discharge of escrowed proceeds of $1.5 million, plus interest earned thereon, generated from the sale of the Cleveland Station. In accordance with the terms of the Partnership Agreement, the amount of such discharged escrowed proceeds, after accounting for certain expenses of Registrant, will be included in the cash distribution to limited partners of $1,485,153 ($7.90 per Unit) and $15,001 to its General Partner, representing its 1% share. This cash distribution to limited partners will be paid to limited parters of record as of February 4, 2000 and will be distributed to partners by the end of the second quarter of 2000.

To the extent any amounts reserved or paid into escrow as described above are subsequently released, such amounts will be distributed to partners of record as of the date of such release from such escrow or reserves. Registrant recognized a gain of approximately $41.5 million on the sale of the Cleveland Station. As of December 31, 1999, Registrant had approximately $2.5 million remaining in cash reserves from the sale of the Cleveland Station.

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

On January 31, 2000, Registrant received the discharge of escrowed proceeds of $1.0 million, plus interest earned thereon, generated from the sale of the Anaheim Stations. In accordance with the terms of the Partnership Agreement, the entire amount of such discharged escrowed proceeds was used to account for certain expenses of Registrant. As of December 31, 1999, Registrant had approximately $3.9 million remaining in cash reserves from the sale of the Anaheim Stations.

To the extent any amounts reserved as described above are subsequently released, such amounts will be distributed to partners of record as of the date of such release from reserves. Registrant recognized a gain of approximately $19.8 million on the sale of the Anaheim Stations.

Puerto Rico Radio

On June 3, 1998, the Venture consummated the sale of C-ML Radio pursuant to a sales agreement entered into in October 1997 between the Venture and Madifide, Inc. The base sales price for C-ML Radio was approximately $11.5 million, approximately $5.8 million of which is Registrant's share, subject to closing adjustments. At the closing, the Venture and Madifide, Inc. entered into escrow agreements pursuant to which the Venture deposited, in aggregate, $725,040, $362,520 of which is Registrant's share, into three separate escrow accounts with respect to which indemnification, benefit, and chattel mortgage claims may be made by Madifide, Inc. for a period of one year. As of December 25, 1998, the balance of these escrows was classified on the accompanying Consolidated Balance Sheet as Investments held by escrow agents. During the second quarter of 1999, the remaining escrow of $324,999 was released. In 1998, Registrant recognized a gain for financial reporting purposes of approximately $2.8 million on the sale of C-ML Radio.

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

In addition, upon closing of the sale of the California Cable Systems, Registrant set aside approximately $40.7 million in a cash reserve to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems' operations prior to and resulting from their sale, as well as a potential purchase price adjustment. In accordance with the terms of the Partnership Agreement, any amounts which may be available for distribution from any unused cash reserves, after accounting for certain other expenses of Registrant including certain expenses incurred after May 31, 1996, are distributable to partners of record as of the date such unused reserves are released, when Registrant determines such reserves are no longer necessary, rather than to the partners of record on May 31, 1996, the date of the sale. On March 1, 1999, reserves in the amount of approximately $6.1 million were released and, in accordance with the terms of the Partnership Agreement, have been included in the cash distribution, after accounting for certain expenses of Registrant that was made on March 31, 1999. As of December 31, 1999, Registrant had approximately $15.2 million remaining in such cash reserves to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems prior to and resulting from their sale.

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

Results of Operations

For the year ended December 31, 1999

Registrant's net income for the year ended December 31, 1999 was approximately $116.1 million, which was comprised of the following components: (i) a gain of approximately $101.0 million on the sales of the Anaheim Stations, the Cleveland Station and the Connecticut Stations, (ii) net income from the operations of C-ML Cable of approximately $9.1 million, (iii) net income from the discontinued radio station segment of approximately $3.2 million and (iv) interest income of approximately $4.6 million, partially offset by (v) management fees of approximately $1.1 million and (vi) general and administrative expenses of approximately $686,000.

For the year ended December 25, 1998

Registrant's net income for the year ended December 25, 1998 was approximately $14.2 million, which was comprised of the following components: (i) a gain of approximately $2.8 million on the sale of C-ML Radio, (ii) net income from the operations of C-ML Cable of approximately $3.4 million, (iii) net income from the discontinued radio station segment of approximately $7.6 million and (iv) interest income of approximately $2.7 million, partially offset by (v) management fees of approximately $1.2 million and (vi) general and administrative expenses of approximately $1.1 million.

For the year ended December 26, 1997

Registrant's net income for the year ended December 26, 1997 was approximately $19.5 million, which was comprised of the following components: (i) a gain of approximately $3.7 million in connection with the sales of WREX and KATC, (ii) net income from the operations of C-ML Cable of approximately $8.3 million,
(iii) net income from the discontinued radio station segment of approximately $6.2 million and (iv) interest income of approximately $3.4 million, partially offset by (v) management fees of approximately $1.2 million and (vi) general and administrative expenses of approximately $900,000.

For the years ended December 31, 1999 and December 25, 1998

The increase in net income of approximately $101.9 million from the year ended December 25, 1998 is primarily attributable to one-time gains on the sale of the Anaheim Stations, the Cleveland Station and the Connecticut Stations in the 1999 period of approximately $19.8 million, $41.5 million and $39.7 million, respectively, an increase in net income of C-ML Cable of approximately $5.8 million and an increase in interest income of approximately $1.8 million, partially offset by the gain on the sale of C-ML Radio in the 1998 period of approximately $2.8 million and a decrease in net income from the discontinued radio station segment of approximately $4.4 million.

The increase in net income of C-ML Cable of approximately $5.8 million from the year ended December 25, 1998 was primarily due to an increase in net operating revenues of approximately $2.6 million resulting from an increase in basic subscribers from 130,518 at the end of 1998 to 133,320 at the end of 1999 and an increase in pay-per-view revenues resulting from popular boxing matches, as well as an increase in pay subscribers from 80,072 to 83,048, a decrease in property taxes of approximately $1.6 million due to the settlement with local authorities resulting in a reversal in previously accrued expenses, a decrease in depreciation and amortization expense of approximately $2.2 million due primarily to a change in the accounting estimate for useful lives of intangible assets and a decrease in interest expense of approximately $801,000 due to the scheduled principal payment in late 1998. These increases in net income components at C-ML Cable were partially offset by increases in general and administrative expenses of approximately $1.9 million generally due to increased revenues.

The decrease in net income from the discontinued radio station segment of $4.4 million from the year ended December 25, 1998 was primarily due to a decrease in net income at the Cleveland Station, the Anaheim Stations, and the Connecticut Stations in 1999 and C-ML Radio in 1998, partially offset by operational expenses incurred in the 1998 period due to the sale of C-ML Radio.

The increase in interest income of approximately $1.8 million from the year ended December 25, 1998 is due primarily to interest earned on the higher average cash balances that existed during 1999 resulting from the sales of the Cleveland Station, the Anaheim Stations and the Connecticut Stations, prior to their cash distributions.

For the years ended December 25, 1998 and December 26, 1997

The decrease in net income of approximately $5.3 million from the year ended December 26, 1997 is primarily attributable to gains recognized in connection with the sales of WREX and KATC in the 1997 period of approximately $2.0 million and $1.7 million, respectively, a decrease in net income of C-ML Cable of approximately $4.9 million and a decrease in interest income of approximately $616,000, offset by the gain on the sale of C-ML Radio in the 1998 period of approximately $2.8 million and a increase in net income from the discontinued radio station segment of approximately $1.4 million.

The decrease in net income of C-ML Cable of approximately $4.9 million from the year ended December 26, 1997 was primarily due to an increase in general and administrative expenses of approximately $5.5 million due to an increase in the provision for income taxes for the 1998 period as the joint venture had used its remaining net operating loss carryforwards and became a taxpayer; by an increase in property operating expense of approximately $1.2 million which resulted from expenses directly related to an increase in operating revenues, increased maintenance costs, as well as in an increase in overtime expenses due to Hurricane Georges; by a write-off of fixed assets of approximately $859,000 due to damage caused by Hurricane Georges; by an increase in depreciation and amortization expense of approximately $351,000 partially due to a net increase in the asset base resulting from the plant expansion; as well as by an increase in interest expense of approximately $140,000. These increases at C-ML Cable were partially offset by an increase in net operating revenues of approximately $3.2 million resulting from an increase in basic subscribers from 123,990 at the end of 1997 to 130,518 at the end of 1998.

The increase in net income from the discontinued radio station segment of $1.4 million from the year ended December 26, 1997 was primarily due an increase in net income at the Connecticut Stations in 1998, partially offset by operational expenses incurred in the 1998 period due to the sale of C-ML Radio.

The decrease in interest income of approximately $616,000 from the year ended December 26, 1997 is due primarily to interest earned on the lower average cash reserve balances that existed during 1998 resulting from the fourth quarter 1997 cash distribution.

Additional Operating Information

As of December 31, 1999, Registrant's sole remaining operating investment in media properties is its 50% interest in the Venture. The following table shows the numbers of homes passed, basic and pay subscribers at C-ML Cable:

                                      As of                       As of                       As of
                                December 31, 1999           December 25, 1998           December 26, 1997
                                -----------------           -----------------           -----------------
Homes Passed                              304,636                     293,670                     284,450

Basic Subscribers                         133,320                     130,518                     123,990

Pay Subscriptions                          83,048                      80,072                      68,445


The overall number of homes passed by C-ML Cable increased from the end of 1997 to the end of 1999 due primarily to the extension of cable plant to pass incremental homes, and the number of basic subscribers increased during the same period. This is due to the extension of cable service to pass additional homes, as well as to an increased level of marketing. The number of pay subscriptions at C-ML Cable increased from the end of 1997 to the end of 1998 due to marketing promotions for Showtime and The Movie Channel during the first half of 1998 and increased from the end of 1998 to the end of 1999 due to an increase in pay-per-view revenues resulting from popular boxing matches.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

As of December 31, 1999, Registrant maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on Registrant's financial position.

Registrant's outstanding long-term debt as of December 31, 1999, bears interest at fixed rates, therefore, changes in interest rates would have no effect on Registrant's results of operations.

Item 8.   Financial Statements and Supplementary Data.

                                TABLE OF CONTENTS

                             ML Media Partners, L.P.

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 1999 and
December 25, 1998

Consolidated Income Statements for the Three Years
Ended December 31, 1999

Consolidated Statements of Cash Flows for the Three Years
Ended December 31, 1999

Consolidated Statements of Changes in Partners'
Capital for the Three Years Ended December 31, 1999

Notes to Consolidated Financial Statements for the
Three Years Ended December 31, 1999

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership and its affiliated entities as of December 31, 1999 and December 25, 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

New York, New York
March 27, 2000


                                         ML MEDIA PARTNERS, L.P.
                                      CONSOLIDATED BALANCE SHEETS

                              AS OF DECEMBER 31, 1999 AND DECEMBER 25, 1998



                                                              Notes           1999               1998
                                                              -----      --------------      --------------
ASSETS:

Cash and cash equivalents                                                $  125,574,620      $  101,394,305
Investments held by escrow agents                                             6,975,972             321,023
Accounts receivable (net of allowance for doubtful accounts
   of $605,910 and $540,407, respectively)                                    1,924,269           4,211,614
Prepaid expenses and deferred charges (net of
   accumulated amortization of $585,969 and
   $1,422,072, respectively)                                                    620,792             450,748
Property, plant and equipment (net of accumulated
   depreciation of $15,373,234 and $12,396,742,
   respectively)                                                             27,663,870          26,184,747
Intangible assets (net of accumulated amortization of
   $33,149,500 and $32,977,332, respectively)                                 5,101,394           5,262,658
Other assets                                                                    705,377           2,147,421
Net assets of discontinued operations - Radio Station
   Segment                                                                       -               18,656,569
                                                                         --------------      --------------
TOTAL ASSETS                                                             $  168,566,294      $  158,629,085
                                                                         ==============      ==============
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
Borrowings                                                               $   30,000,000      $   40,000,000
Accounts payable and accrued liabilities                                     27,280,587          24,237,067
Subscriber advance payments                                                   2,486,731           1,585,448
                                                                         --------------      --------------
Total Liabilities                                                            59,767,318          65,822,515
                                                                         ==============      ==============

Commitments and Contingencies                                  5,7

Partners' Capital:
General Partner:
   Capital contributions, net of offering expenses                            1,708,299           1,708,299
   Cumulative cash distributions                                             (2,358,470)         (1,357,734)
   Cumulative income                                                          1,801,078             640,418
                                                                         --------------      --------------
                                                                              1,150,907             990,983
                                                                         ==============      ==============
Limited Partners:
   Capital contributions, net of offering expenses
      (187,994 Units of Limited Partnership Interest)                       169,121,150         169,121,150
   Tax allowance cash distribution                                           (6,291,459)         (6,291,459)
   Cumulative cash distributions                                           (233,488,548)       (134,415,710)
   Cumulative income                                                        178,306,926          63,401,606
                                                                         --------------      --------------
                                                                            107,648,069          91,815,587
                                                                         --------------      --------------
Total Partners' Capital                                                     108,798,976          92,806,570
                                                                         --------------      --------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                  $  168,566,294      $  158,629,085
                                                                         ==============      ==============

See Notes to Consolidated Financial Statements.


                                            ML MEDIA PARTNERS, L.P.
                                        CONSOLIDATED INCOME STATEMENTS

                                 FOR THE THREE YEARS ENDED DECEMBER 31, 1999


                                                        1999                  1998                  1997
                                                   --------------        --------------        --------------
Partnership Operating Revenues and
   Expenses:

REVENUES:

Operating revenues                                 $   35,162,727        $   32,575,174        $   29,404,870
Interest                                                4,557,395             2,737,050             3,352,983
                                                   --------------        --------------        --------------
Total revenues                                         39,720,122            35,312,224            32,757,853
                                                   --------------        --------------        --------------
COSTS AND EXPENSES:
Property operating                                      8,156,049             9,369,196             8,158,973
General and administrative                             10,469,605             9,012,746             3,313,599
Depreciation and amortization                           4,330,765             6,497,946             6,143,721
Interest expense                                        3,750,709             4,561,180             4,412,510
Management fees                                         1,092,517             1,207,688             1,211,671
Write-off of fixed assets                                  -                    859,078                -
                                                   --------------        --------------        --------------
Total costs and expenses                               27,799,645            31,507,834            23,240,474
                                                   --------------        --------------        --------------
Income from
   continuing operations                               11,920,477             3,804,390             9,517,379
                                                   --------------        --------------        --------------
DISCONTINUED OPERATIONS:

Income from discontinued operations
   - Radio Station Segment                              3,184,469             7,612,079             6,247,584


Gain on sale - Radio Station Segment                  100,961,034             2,752,975                -
                                                   --------------        --------------        --------------
Gain on sale of television stations                        -                     -                  3,702,725
                                                   --------------        --------------        --------------
Total discontinued operations                         104,145,503            10,365,054             9,950,309
                                                   --------------        --------------        --------------
NET INCOME                                         $  116,065,980        $   14,169,444        $   19,467,688
                                                   ==============        ==============        ==============

Per Unit of Limited
 Partnership
 Interest:

Income from continuing operations                  $        62.78        $        20.03        $        50.12
                                                   --------------        --------------        --------------
Income from discontinued operations
   - Radio Station Segment                                  16.77                 40.09                 32.90

Gain on sale - Radio Station Segment                       531.67                 14.50                -

Gain on sale of television stations                       -                      -                      19.50
                                                   --------------        --------------        --------------
                                                           548.44                 54.59                 52.40
                                                   --------------        --------------        --------------
NET INCOME                                         $       611.22        $        74.62        $       102.52
                                                   ==============        ==============        ==============
Number of Units                                           187,994               187,994               187,994
                                                   ==============        ==============        ==============

See Notes to Consolidated Financial Statements.

                                                ML MEDIA PARTNERS, L.P.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                                 1999                  1998                  1997
                                                            --------------        --------------        --------------
Cash flows from operating activities:

Net income                                                  $  116,065,980        $   14,169,444        $   19,467,688
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
Income from discontinued operations
  - Radio Station Segment                                       (3,184,469)           (7,612,079)           (6,247,584)
Depreciation and amortization                                    4,330,765             6,497,946             6,143,721
Bad debt expense/(recovery)                                        324,137               318,676              (117,767)
Gain on sale of discontinued operations:
  Radio Station Segment                                       (100,961,034)           (2,752,975)               -
  Television stations                                               -                     -                 (3,702,725)
Write-off of fixed assets                                           -                    859,078                -
Changes in operating assets
  and liabilities:
  (Increase)/Decrease:
    Accounts receivable                                          2,017,285             1,487,818               683,226
    Investments held by escrow agents                           (6,654,949)             (321,023)            6,244,252
    Prepaid expenses and deferred charges                         (141,835)              758,495              (536,204)
    Other assets                                                 2,490,142            (1,404,799)             (680,267)
  (Decrease)/Increase:
    Accounts payable and accrued liabilities                    (1,548,581)            2,855,383             7,775,070
    Subscriber advance payments                                    901,283               113,044               (40,017)
                                                            --------------        --------------        --------------
Net cash provided by continuing operations                      13,638,724            14,969,008            28,989,393
Net cash provided by discontinued operations
  - Radio Station Segment                                        3,464,825             8,525,374             7,568,416
                                                            --------------        --------------        --------------
Net cash provided by operating activities                       17,103,549            23,494,382            36,557,809
                                                            --------------        --------------        --------------
Cash flows from investing activities:
Proceeds from sale of discontinued operations
  - Radio Station Segment                                   $  125,179,279        $    5,768,750        $       -
Payment of costs incurred related to sale
  of discontinued operations
  - Radio Station Segment                                         (321,023)              (41,497)               -
Payment of costs incurred related to sale
  of the California Cable Systems                                  (60,004)             (138,970)           (2,455,065)
Purchase of property, plant and equipment                       (5,638,885)           (8,086,847)           (7,731,495)
Purchase of property, plant and equipment
  of discontinued operations - Radio
  Station Segment                                                   (5,287)              (33,610)             (185,848)
Payment for intangible assets                                      (10,603)                -                    -
                                                            --------------        --------------        --------------
Net cash provided by (used in) investing
  activities                                                   119,143,477            (2,532,174)          (10,372,408)
                                                            --------------        --------------        --------------
Cash flows from financing activities:

Principal payments on borrowings                               (10,000,000)          (10,000,000)               -
Principal payments on borrowings of
  discontinued operations
  - Radio Station Segment                                       (1,993,137)           (2,250,901)           (6,104,390)
Limited partners cash distributions                            (99,072,838)               -                (18,799,400)
General Partner cash distributions                              (1,000,736)             (189,893)               -
                                                            --------------        --------------        --------------
Net cash used in financing activities                         (112,066,711)          (12,440,794)          (24,903,790)
                                                            --------------        --------------        --------------
Net increase in cash and cash equivalents                       24,180,315             8,521,414             1,281,611
Cash and cash equivalents at beginning of year                 101,394,305            92,872,891            91,591,280
                                                            --------------        --------------        --------------
Cash and cash equivalents at end of year                    $  125,574,620        $  101,394,305        $   92,872,891
                                                            ==============        ==============        ==============
Cash paid for interest                                      $    3,802,727        $    5,070,031        $    5,614,297
                                                            ==============        ==============        ==============

See Notes to Consolidated Financial Statements.



                                           ML MEDIA PARTNERS, L.P.
                           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                 FOR THE THREE YEARS ENDED DECEMBER 31, 1999



                                                    General              Limited
                                                    Partner              Partners              Total
                                                 --------------       --------------       --------------

1997:

Partners' Capital as of December 27, 1996        $      844,505       $   77,314,226       $   78,158,731

  Net Income                                            194,677           19,273,011           19,467,688
  Cash Distribution                                    (189,893)         (18,799,400)         (18,989,293)
                                                 --------------       --------------       --------------
Partners' Capital as of December 26, 1997               849,289           77,787,837           78,637,126

1998:

  Net Income                                            141,694           14,027,750           14,169,444
                                                 --------------       --------------       --------------
Partners' Capital as of December 25, 1998               990,983           91,815,587           92,806,570

1999:

  Net Income                                          1,160,660          114,905,320          116,065,980
  Cash Distributions                                 (1,000,736)         (99,072,838)        (100,073,574)
                                                 --------------       --------------       --------------
Partners' Capital as of December 31, 1999        $    1,150,907       $  107,648,069       $  108,798,976
                                                 ==============       ==============       ==============

  See Notes to Consolidated Financial Statements.

                             ML MEDIA PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999


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

As of December 31, 1999, the Partnership's sole remaining operating investment in media properties is its 50% interest in a joint venture (the "Venture"), which owns 100% of the stock of Century-ML Cable Corporation ("C-ML Cable Corp."), which owns and operates two cable television systems in Puerto Rico.

Reclassifications

Certain reclassifications were made to the 1997 and 1998 consolidated balance sheets, income statements and statements of cash flows to present the Radio Station Segment and television stations as discontinued operations (see Note 9).

Basis of Accounting and Fiscal Year

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes. Pursuant to generally accepted accounting principles, the Partnership recognizes revenue as various services are provided. The Partnership consolidates its pro rata 50% interest in the Venture. In addition, the Partnership consolidated its 100% interest in Wincom; its 99.999% interests in WEBE-FM, WICC-AM, KEZY-FM and KORG-AM, California Cable Systems, KATC-TV and WREX-TV prior to their respective dispositions (see Note 2). All intercompany accounts have been eliminated. The fiscal year of the Partnership ends on the last Friday of each calendar year.

Cash Equivalents

Short-term investments which have an original maturity of ninety days or less are considered cash equivalents.

Property and Depreciation

Property, plant and equipment is stated at cost, less accumulated depreciation. Property, plant and equipment is depreciated using the straight-line method over the following estimated useful lives:

 Machinery, Equipment and Distribution Systems                      5-12 years
 Buildings                                                       15-30.5 years
 Other                                                              3-20 years

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

Intangible Assets and Deferred Charges

Intangible assets and deferred charges are being amortized on a straight-line basis over various periods as follows:

        Franchise                                      40 years
        Other Intangibles                              Various
        Deferred Costs                                 4-10 years

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

Revenue Recognition

Operating revenue, as it relates to the cable television systems, includes earned subscriber service revenues and charges for installation and connections. These revenues are recorded at the time the services are performed. Since such subscriber service and installation and connection charges represent up-front, non-refundable fees, and do not include content service agreements, such revenues are not deferred over an extended benefit period. Subscriber services paid for in advance are recorded as income when earned. Operating revenue, as it related to the radio broadcasting properties was recorded net of commissions paid to advertising agencies.

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

Recent Accounting Statements Adopted

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

2.  DISPOSITION OF ASSETS

WEBE-FM and WICC-AM

On August 31, 1999, the Partnership consummated a sale to Aurora Communications, LLC ("Aurora") (formerly known as Shadow Communications, LLC) of substantially all of the assets used in the operations of the Partnership's radio stations, WEBE-FM and WICC-AM (the "Connecticut Stations"), pursuant to a sales agreement dated April 22, 1999 (the "Connecticut Agreement").

The base sales price for the Connecticut Stations was $66 million, subject to certain adjustments, including a working capital adjustment, as provided in the Connecticut Agreement.

Pursuant to the Connecticut Agreement, the Partnership deposited $3.3 million into an indemnity escrow account against which Aurora may make indemnification claims until December 31, 2000. At the closing, pursuant to the terms of the Wincom-WEBE-WICC Loan, approximately $8.2 million was paid to the Wincom Bank, as partial payment of the lender's 15% residual interest in the net proceeds from the sale of the Connecticut Stations (see Note 5). In addition, approximately $6.6 million was applied to repay certain amounts owed to the Partnership by the Connecticut Stations. The General Partner has determined to add this amount to the Partnership's working capital to meet potential Partnership expenses and contingencies. If working capital is not utilized by the Partnership, in accordance with the terms of the Partnership Agreement, it will ultimately be distributed to the partners, in accordance with the terms of the Partnership Agreement. In addition, the Partnership held approximately $11.5 million of the sales proceeds to pay (or to reserve for payment of) expenses and liabilities relating to the operations of the Connecticut Stations prior to the sale, as well as wind-down expenses, sale-related expenses, contingent obligations of the Connecticut Stations, and the balance of the 15% residual interest in the net sales proceeds payable to the lender under the Wincom-WEBE-WICC Loan.

On October  29,  1999,  the  remaining  sales  proceeds of  approximately  $36.4 million, after accounting for certain expenses of the Partnership, were distributed to partners of record as of August 31, 1999, in accordance with the terms of the Partnership Agreement. To the extent any amounts reserved or paid into escrow as described above are subsequently released, such amounts will be distributed to partners of record as of the dates when such escrow or reserves are released. The Partnership recognized a gain of approximately $39.7 million on the sale of the Connecticut Stations. As of December 31, 1999, the Partnership had approximately $8.1 million remaining in cash reserves from the sale of the Connecticut Stations.

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

Pursuant to the Cleveland Agreement, the Partnership deposited $2.5 million into an indemnity escrow account against which Chancellor may make indemnification claims for a period of up to two years after the closing. Approximately $2.0 million was used to repay in full the remaining outstanding balance of the Wincom-WEBE-WICC Loan and pursuant to the terms of the Wincom-WEBE-WICC Loan, an initial amount of approximately $7.3 million was paid to the Wincom Bank, pursuant to its 15% residual interest in the net sales proceeds from the sale of Wincom (see Note 5). In addition, the Partnership held approximately $2.6 million of the sales proceeds to pay (or to reserve for payment of) wind-down expenses, sale-related expenses and the balance, if any, of the Wincom Bank's residual interest. The remaining sales proceeds of $35.3 million were included in the cash distribution made to partners on March 30, 1999 in accordance with the terms of the Partnership Agreement.

On February 4, 2000, the Partnership received the discharge of escrowed proceeds of $1.5 million, plus interest earned thereon, generated from the sale of the Cleveland Station. In accordance with the terms of the Partnership Agreement, the amount of such discharged escrowed proceeds, after accounting for certain expenses of the Partnership, will be distributed to partners of record as of February 4, 2000, the date of release of escrow.

To the extent any amounts reserved or paid into escrow as described above are subsequently released, such amounts will be distributed to partners of record as of the date of such release from such escrow or reserves. The Partnership recognized a gain of approximately $41.5 million on the sale of the Cleveland Station. As of December 31, 1999, the Partnership had approximately $2.5 million remaining in cash reserves from the sale of the Cleveland Station.

On December 31, 1997, the Wincom-WEBE-WICC Loan matured and became due and payable in accordance with its terms. The Partnership remained in default on the Wincom-WEBE-WICC Loan during 1998, and as of December 25, 1998 a principal balance of $1,993,137 was outstanding. Although in 1999, the Partnership repaid the remaining outstanding principal balance of the Wincom-WEBE-WICC Loan in full plus accrued interest, the default has not been waived by the Wincom Bank.

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

On January 31, 2000, the Partnership received the discharge of escrowed proceeds of $1.0 million, plus interest earned thereon, generated from the sale of the Anaheim Stations. In accordance with the terms of the Partnership Agreement, the entire amount of such discharged escrowed proceeds was used to account for certain expenses of the Partnership. As of December 31, 1999, the Partnership had approximately $3.9 million remaining in cash reserves from the sale of the Anaheim Stations.

To the extent any amounts reserved as described above are subsequently released, such amounts will be distributed to partners of record as of the date of such release from reserves. The Partnership recognized a gain of approximately $19.8 million on the sale of the Anaheim Stations.

Puerto Rico Radio

On June 3, 1998, the Venture consummated the sale of an FM (WFID-FM) and an AM (WUNO-AM) radio station, including Noti Uno News, combination and a background music service in San Juan, Puerto Rico ("C-ML Radio") pursuant to a sales agreement entered into in October 1997 between the Venture and Madifide, Inc.
The base sales price for C-ML Radio was approximately $11.5 million, approximately $5.8 million of which is the Partnership's share, subject to closing adjustments. Pursuant to a local marketing agreement ("LMA") entered into, effective as of October 1, 1997, the buyer was allowed to program the station from such date through the date of sale. C-ML Radio collected a monthly LMA fee from the buyer which was equal to the operating income for that month, provided however, that it not be less than $50,000 nor more than $105,000. The monthly fee was recognized as revenue during the LMA period and the Partnership did not recognize any operating revenues nor incur any net operating expenses of C-ML Radio during the LMA period. At the closing, the Venture and Madifide, Inc. entered into escrow agreements pursuant to which the Venture deposited, in aggregate, $725,040, $362,520 of which is the Partnership's share, into three separate escrow accounts with respect to which indemnification, benefit, and chattel mortgage claims may be made by Madifide, Inc. for a period of one year. As of December 25, 1998, the balance of these escrows was classified on the accompanying Consolidated Balance Sheets as Investments held by escrow agents. During the second quarter of 1999, escrows of $324,999 were released. In 1998, the Partnership recognized a gain for financial reporting purposes of approximately $2.8 million on the sale of C-ML Radio.

Pursuant to the terms of the outstanding senior indebtedness that jointly finances C-ML Radio and C-ML Cable, the net proceeds and escrow amounts released from the sale of C-ML Radio must be retained by the Venture and cannot be distributed to the Partnership or its partners.

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

In addition, upon closing of the sale of the California Cable Systems, the Partnership set aside approximately $40.7 million in a cash reserve to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems' operations prior to and resulting from their sale, as well as a potential purchase price adjustment. In accordance with the terms of the Partnership Agreement, any amounts which may be available for distribution from any unused cash reserves, after accounting for certain other expenses of the Partnership including certain expenses incurred after May 31, 1996, are distributable to partners of record as of the date such unused reserves are released, when the Partnership determines such reserves are no longer necessary, rather than to the partners of record on May 31, 1996, the date of the sale. On March 1, 1999, reserves in the amount of approximately $6.1 million were released and, in accordance with the terms of the Partnership Agreement, have been included in the cash distribution made on March 31, 1999. As of December 31, 1999, the Partnership had approximately $15.2 million remaining in such cash reserves.

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

3.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

                                                           As of                     As of
                                                     December 31, 1999          December 25, 1998
                                                     -----------------          -----------------
Land and Improvements                                $          19,141          $          19,141

Buildings                                                    1,581,953                  1,494,384

Cable Distribution Systems and Equipment                    39,854,510                 36,346,426

Other                                                        1,581,500                    721,538
                                                     -----------------          -----------------
                                                            43,037,104                 38,581,489

Less accumulated depreciation                              (15,373,234)               (12,396,742)
                                                     -----------------          -----------------
Property, plant and equipment, net                   $      27,663,870          $      26,184,747
                                                     =================          =================

4.   INTANGIBLE ASSETS

Intangible assets consisted of the following:

                                                           As of                     As of
                                                     December 31, 1999          December 25, 1998
                                                     -----------------          -----------------

Goodwill                                             $       2,924,428          $       2,924,428
Franchises                                                  35,326,466                 35,315,562
                                                     -----------------          -----------------
                                                            38,250,894                 38,239,990

Less accumulated amortization                              (33,149,500)               (32,977,332)
                                                     -----------------          -----------------
Intangible assets, net                               $       5,101,394          $       5,262,658
                                                     =================          =================

5.   BORROWINGS

The aggregate amount of borrowings under the C-ML Notes/Credit Agreement, as reflected on the Consolidated Balance Sheets of the Partnership is as follows:

                                                           As of                     As of
                                                     December 31, 1999          December 25, 1998
                                                     -----------------          -----------------
  A)  C-ML Notes/Credit Agreement                    $      30,000,000          $      40,000,000
                                                     -----------------          -----------------

The aggregate amount of borrowings under the Restructuring Agreement/Wincom-WEBE-WICC Loan, which is included in the net assets of discontinued operations - Radio Station Segment on the Consolidated Balance Sheets of the Partnership is as follows:

                                                           As of                     As of
                                                     December 31, 1999          December 25, 1998
                                                     -----------------          -----------------
  B)  Restructuring Agreement/
        Wincom-WEBE-WICC Loan                        $      -                   $       1,993,137
                                                     =================          =================


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

         As of December 31, 1999 and December 25, 1998, outstanding borrowings under the C-ML Notes totaled $60 million, of which the Partnership's share is $30 million, and $80 million, of which the Partnership's share is $40 million, respectively.

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

         Any remaining net Cash proceeds (as defined in the Restructuring Agreement), from the sale of the stations in the Wincom-WEBE-WICC group, after the principal and interest of the Wincom-WEBE-WICC Loan is paid in full, will be divided between the Partnership and the Wincom Bank, with the Partnership receiving 85% and the Wincom Bank receiving 15%, respectively. Pursuant to the terms of the Wincom-WEBE-WICC Loan, an initial amount of approximately $15.5 million was paid to the Wincom Bank in 1999, pursuant to its 15% residual interest in the net sales proceeds from the sale of the Cleveland Station and the Connecticut Stations (see Note 2).

As of December 31, 1999, the annual aggregate amounts of principal payments required for the borrowings as reflected in the consolidated balance sheet of the Partnership are as follows:


           Year Ending              Principal Amount
           -----------              ----------------
              2000                  $     10,000,000
              2001                        10,000,000
              2002                        10,000,000
                                    ----------------
                                    $     30,000,000
                                    ================

Based upon the restrictions of the borrowings as described above, approximately $75.2 million of assets are restricted from distribution by the entities in which the Partnership has an interest as of December 31, 1999.


6.  TRANSACTIONS WITH THE GENERAL PARTNER AND ITS AFFILIATES

During the three years ended December 31, 1999, the Partnership incurred the following expenses in connection with services provided by the General Partner and its affiliates:


                                              1999                    1998                    1997
                                         --------------          --------------          --------------
Media Management Partners
  (General  Partner):

Partnership Mgmt. fee                    $      557,979          $      557,979          $      557,979
Property Mgmt. fee                              534,538                 649,709                 653,692
Reimbursement of Operating
  Expenses                                      491,388               1,041,246                 951,940
                                         --------------          --------------          --------------
                                         $    1,583,905          $    2,248,934          $    2,163,611
                                         ==============          ==============          ==============

In addition, the Partnership, through the California Cable Systems, was party to an agreement with MultiVision Cable TV Corp. ("MultiVision"), an affiliate of the General Partner, whereby MultiVision provided the California Cable Systems with certain administrative and day-to-day management services. The California Cable Systems paid for these services at cost. The reimbursed costs incurred by MultiVision on behalf of the California Cable Systems amounted to an aggregate of $1,223,364, $1,512,955, and $804,843 for 1999, 1998 and 1997, respectively.

RP Radio Management Inc., an affiliate of the General Partner, provided certain administrative and day-to-day management services to the Partnership's radio station investments. The radio station investments paid for these services at cost. The reimbursed costs incurred by RP Radio Management Inc. on behalf of the Partnership's radio station investments totaled $693,929 during 1997. On December 27, 1997, RP Radio Management Inc. was merged into RP Radio Management LLC, an entity wholly owned by the Partnership.

RP Television, an affiliate of the General Partner, provided certain administrative and accounting services to the Partnership's television stations. The television stations paid for these services at cost. The reimbursed cost incurred by RP Television on behalf of the Partnership's television stations totaled $101,371 for 1997.

The reimbursed costs related to MultiVision, RP Radio Management Inc., and RP Television are included in the Consolidated Income Statements.

As of December 31, 1999, December 25, 1998 and December 26, 1997, the amounts payable to the General Partner for management fees and reimbursement of operating expenses were approximately $1.0 million, $1.4 million and $4.5 million, respectively.

7.  COMMITMENTS AND CONTINGENCIES

Lease Commitments

C-ML Cable rents office and warehouse facilities under various operating lease agreements. In addition, prior to their dispositions, Wincom, the Anaheim Stations, WEBE-FM and WICC-AM leased office space, broadcast facilities and certain other equipment under various short term operating lease agreements. Rental expense was incurred for the three years ended December 31, 1999 as follows:


                                  1999                    1998                    1997
                             --------------          --------------          --------------
WICC-AM                      $       58,189          $       78,862          $       62,457
Anaheim Stations                     -                      160,411                 152,016
WEBE-FM                             136,273                 201,922                 199,004
Wincom                               -                      194,670                 158,931
C-ML Cable                           12,832                  15,825                  45,075
                             --------------          --------------          --------------
                             $      207,294          $      651,690          $      617,483
                             ==============          ==============          ==============

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

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Accordingly, defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting the defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs have both appealed this order and moved, inter alia, for leave to amend their complaint in order to re-assert certain of their claims as derivative claims on behalf of the Partnership. The appeal and the motion for leave to amend are pending. Defendants have served their brief in opposition to the appeal, arguing that the court should affirm the Supreme Court's order dismissing plaintiffs' complaint. Oral argument of the appeal is scheduled for May 2000. Defendants have also served papers in opposition to the plaintiffs' motion for leave to amend their complaint. Oral argument has been heard and the parties are awaiting a decision.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPmm, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, the Partnership has received notices of requests for indemnification from the following defendants named therein: the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the years ended December 31, 1999, December 25, 1998 and December 26, 1997, the Partnership incurred approximately $205,000, $223,000 and $280,000, respectively, for legal costs relating to such indemnification. Cumulatively, such legal costs amount to approximately $708,000 through December 31, 1999.

On March 24, 2000, the Partnership commenced suit in New York Supreme Court, New York County against Century, Adelphia Communications Corp. ("Adelphia") and Arahova Communications Inc. (formerly Century) seeking a dissolution of the Venture and the appointment of a receiver for the sale of the Venture's assets (primarily the stock of the subsidiary of the Venture that owns the cable systems). The complaint alleges that, as successor to Century's position as the Partnership's joint venture partner, Adelphia breached its fiduciary and contractual obligations to the Partnership with respect to the operations of the Venture and by proposing to take action that would interfere with the sale of the cable systems to a third party through an auction process conducted in accordance with the terms of the joint venture agreement. In addition to dissolution and the appointment of a receiver, the Partnership seeks in the suit an order directing Adelphia and its affiliates to comply with the terms of the joint venture agreement. The complaint states that, if for any reason the court should determine not to appoint a receiver, the courts should direct the Venture to diligently proceed to locate an unrelated third party to buy the cable systems at the highest possible price and that the defendants be enjoined from interfering in any manner in the sale process, and seeks other equitable relief. The Partnership also seeks in the suit compensatory and punitive damages.

8.  SEGMENT INFORMATION

The Partnership's continuing operations are presented as one segment, the Cable Television Systems segment, which operates in one geographical location and consists of the Partnership's 50% share of C-ML Cable. The Partnership currently presents the Radio Station Segment as discontinued operations (see Note 9).

9.  DISCONTINUED OPERATIONS

Due to the recent dispositions (see Note 2) of C-ML Radio, KEZY-FM and KORG-AM, Wincom, and WEBE-FM and WICC-AM on June 3, 1998, January 4, 1999, January 28, 1999, and August 31, 1999, respectively, the Partnership has presented its Radio Station Segment as discontinued operations.

The December 25, 1998 Consolidated Balance Sheet, and the December 25, 1998 and December 26, 1997 Consolidated Income Statements and Consolidated Statement of Cash Flows have been restated to present such discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of these discontinued operations have been excluded from the respective captions in the Consolidated Balance Sheets, Consolidated Income Statements and Consolidated Statements of Cash Flows, and have been reported through the dates of disposition as "Net assets of discontinued operations - Radio Station Segment," "Income from discontinued operations - Radio Station Segment" and "Net cash provided by discontinued operations - Radio Station Segment" for all periods presented.

The net assets of discontinued operations of the Radio Station Segment on the Consolidated Balance Sheet as of December 25, 1998 are comprised of the following:

   Property, plant and equipment, net                     $      781,361

   Intangible assets, net                                     19,812,637

   Other assets including prepaid
     expenses and deferred charges, net                        1,226,105

   Borrowings                                                 (1,993,137)

   Accounts payable and accrued liabilities                   (1,170,397)
                                                          --------------
   Net assets of discontinued operations
     - Radio Station Segment                              $   18,656,569


Accounts payable and accrued liabilities in the accompanying consolidated balance sheet as of December 31, 1999 include approximately $4.3 million in liabilities related to the discontinued Radio Station Segment, which were assumed by the Partnership.

Summarized results of discontinued operations of the Radio Station Segment and television stations on the Consolidated Income Statements are as follows:

                                                      December 31, 1999        December 25, 1998      December 26, 1997
                                                      -----------------        -----------------      -----------------
Operating revenues                                    $       8,126,299        $      21,856,319      $      23,819,113
                                                      -----------------        -----------------      -----------------

Less:
                                                              4,927,103               13,784,606             16,901,263
Operating expenses

Interest expense                                                 14,727                  459,634                670,266
                                                      -----------------        -----------------      -----------------
                                                              4,941,830               14,244,240             17,571,529
                                                      -----------------        -----------------      -----------------
Income from  discontinued operations
 - Radio Station Segment                                      3,184,469                7,612,079              6,247,584

Gain on sale - Radio Station Segment                        100,961,034                2,752,975                 -

Gain on sale of television stations                              -                        -                   3,702,725
                                                      -----------------        -----------------      -----------------
Total discontinued operations                         $     104,145,503        $      10,365,054      $       9,950,309
                                                      =================        =================      =================


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

On October 1, 1999, Adelphia Communications Corporation ("Adelphia") consummated its acquisition of Century. While Adelphia's purchase included Century's 50% interest in C-ML Cable, it did not include a purchase of the Partnership's 50% interest in C-ML Cable. The Partnership negotiated with Adelphia regarding the sale to Adelphia of the Partnership's interest in the Venture, but no definitive arrangement was concluded.

On February 18, 2000, the Partnership triggered the "buy-sell" provision in the Joint Venture Agreement, and Adelphia elected to cause the Venture to sell C-ML Cable. A dispute arose between the Partnership and Adelphia over, among other things, the terms of the sale pursuant to the Joint Venture Agreement, and on March 24, 2000 the Partnership commenced a suit against Adelphia (see Note 7).

The total assets, total liabilities, net capital, total revenues and net income of the Venture are as follows:


                                    December 31, 1999         December 25, 1998
                                    -----------------         -----------------

Total Assets                        $     150,500,000         $     155,600,000
                                    =================         =================
Total Liabilities                   $      94,700,000         $     118,400,000
                                    =================         =================
Net Capital                         $      55,800,000         $      37,200,000
                                    =================         =================


                                          1999                       1998                      1997
                                    -----------------         -----------------         -----------------
Total Operating Revenues            $      70,300,000         $      65,500,000         $      62,900,000
                                    =================         =================         =================
Gain from Sale of C-ML Radio        $          -              $       5,500,000         $          -
                                    =================         =================         =================
Net Income                          $      18,600,000         $      12,200,000         $      16,400,000
                                    =================         =================         =================


11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets, including cash and cash equivalents and accounts receivable and liabilities, such as trade payables, are carried at amounts which approximate fair value.

The General Partner has been able to determine the estimated fair value of the C-ML Notes based on a discounted cash flow analysis. As of December 31, 1999 and December 25, 1998, the estimated fair value of the C-ML Notes is approximately $62 million and $84 million, respectively, of which approximately 50% of the estimated fair value or $31 million and $42 million, respectively pertains to the carrying amount reflected on the Partnership's Consolidated Balance Sheets.

12.   ACCOUNTING FOR INCOME TAXES

Certain entities owned by the Partnership are taxable entities and thus are required under SFAS No. 109 to recognize deferred income taxes. Income taxes consist of the following:

                                                                  Years Ended December 31,
                                            1999                    1998                   1997
                                       --------------          --------------          --------------
Current

  Federal                              $    4,771,500          $    2,358,726          $      155,331
  State                                        -                       10,840                   7,100
                                       --------------          --------------          --------------
                                            4,771,500               2,369,566                 162,431
Deferred

  Federal                                   1,051,500               1,660,878              (1,777,096)
  State                                        -                       -                       -
                                       --------------          --------------          --------------
                                            1,051,500               1,660,878              (1,777,096)
                                       --------------          --------------          --------------
Recorded expense (benefit)
  for income taxes                     $    5,823,000          $    4,030,444          $   (1,614,665)
                                       ==============          ==============          ==============

The components of the net deferred tax asset are as follows:

                                                             As of                       As of
                                                        December 31, 1999           December 25, 1998
                                                        -----------------           -----------------
Deferred tax assets:
     Net operating loss carryforward                    $        -                  $       5,922,662
     Alternative minimum tax credit                              -                            120,655
     Other                                                        131,500                   1,345,995
                                                        -----------------           -----------------
                                                                  131,500                   7,389,312
Deferred tax liabilities:
     Basis of property, plant and equipment                    (1,272,000)                    (13,174)
                                                        -----------------           -----------------
Total                                                          (1,140,500)                  7,376,138
Less: valuation allowance                                          -                       (7,259,920)
                                                        -----------------           -----------------
Net deferred (liability)/tax asset                      $      (1,140,500)          $         116,218
                                                        =================           =================

For the Partnership, the differences between the tax basis of assets and liabilities and the reported amounts are as follows:

                                                             As of                       As of
                                                        December 31, 1999           December 25, 1998
                                                        -----------------           -----------------

Partners' Capital - financial statements                $     108,798,976           $      92,806,570
Differences:
     Offering expenses                                         19,063,585                  19,063,585
     Basis of property, plant and equipment
       and intangible assets                                    3,116,710                   3,108,723
     Cumulative losses of stock investments
       (corporations)                                           4,872,241                  54,273,267
     Management fees                                            2,652,327                   2,119,827
     Other                                                     18,614,329                   7,626,906
                                                        -----------------           -----------------
Partners' Capital - income tax bases                    $     157,118,168           $     178,998,878
                                                        =================           =================

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

RP Media Management (the "Management Company")

                                     Served in
                                 Present Capacity
      Name                           Since (1)                 Position Held
------------------               ----------------              -------------
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

ML Media Management Inc. ("MLMM")

                                       Served in
                                   Present Capacity
   Name                                Since (1)                             Position Held
---------------                    ----------------                          -------------
Kevin K. Albert                        02/19/91                              President
                                       12/16/85                              Director

James V. Caruso                        11/20/98                              Executive Vice President
                                       11/20/98                              Director

Michael A. Giobbe                      08/11/95                              Vice President
                                       02/17/00                              Director

Rosalie Y. Goldberg                    11/05/99                              Vice President
                                       11/20/98                              Director

James V. Bruno                         11/05/99                              Vice President

Diane T. Herte (2)                     11/20/98                              Vice President

Sandhya Rana                           11/05/99                              Vice President
                                       11/05/99                              Treasurer

(1) Directors hold office until their successors are elected and qualified. All executive officers serve at the pleasure of the Board of Directors.

(2) Ms. Herte held the position of Treasurer from August 11, 1995 through November 19, 1998. Kevin T. Seltzer held the position of Treasurer from November 20, 1998 through November 4, 1999.

I. Martin Pompadur, 64, Director and President of RP Media Management. Mr. Pompadur is an Executive Vice President of News Corporation and President of News Corporation-Eastern and Central Europe. He is also a member of News Corporation's Executive Management Committee. In January 2000, Mr. Pompadur was named Chairman of News Corporation Europe. Mr. Pompadur is also the Chairman and Chief Executive Officer of GP Station Partners which is the General Partner of Television Station Partners, L.P., a private limited partnership that owned and operated four network affiliated television stations. These stations were sold in January 1996 and this partnership was liquidated in December 1998. Mr. Pompadur is the Chairman and Chief Executive Officer of PBTV, Inc., the Managing General Partner of Northeastern Television Investors Limited Partnership, a private limited partnership which owned and operated WBRE-TV, a network affiliated station in Wilkes-Barre/Scranton, Pennsylvania. This station was sold in January 1998 and was liquidated in December 1999. Mr. Pompadur is also the President and a Director of RP Opportunity Management, L.P. ("RPOM"), a limited partnership organized under the laws of Delaware, which is indirectly owned and controlled by Mr. Pompadur. RPOM is a partner in Media Opportunity Management Partners, an affiliate of the General Partner, and the general partner of ML Media Opportunity Partners, L.P. which was formed to invest in under performing and turnaround media businesses. Mr. Pompadur is the Principal Executive Officer of ML Media Opportunity Partners, L.P. Mr. Pompadur is also Chief Executive
Officer of MultiVision Cable TV Corp. ("MultiVision"), a cable television multiple system operator ("MSO") organized in January 1988 and owned principally by Mr. Pompadur and the estate of Elton H. Rule to provide MSO services to cable television systems acquired by entities under his control. Mr. Pompadur was the Principal Executive Officer and principal owner of RP Radio Management Inc. ("RP Radio"), a company owned principally by Mr. Pompadur to provide administrative and day-to-day management services to Registrant's radio properties. On December 27, 1997, RP Radio Management Inc. was merged into RP Radio Management LLC, an entity wholly owned by Registrant. Mr. Pompadur is a principal owner, member of the Board of Directors and Secretary of Caribbean International News Corporation ("Caribbean"). Caribbean owns and publishes EL Vocero, the largest Spanish language daily newspaper in the United States. Mr. Pompadur sits on the Boards of Directors of the following companies: Bsky B, Fox Kids Europe, Stream, Metromedia International, StoryFirst Communications and Big Star Entertainment.

Elizabeth McNey Yates, 36, Executive Vice President of RP Media Management, joined RP Companies Inc., an entity controlled by Mr. Pompadur, in March 1988 and has senior executive responsibilities in the areas of finance, operations, administration, acquisitions and dispositions. Ms. Yates is Chief Operating Officer and Executive Vice President of RP Companies, Inc., Executive Vice President of RPOM, Chief Operating Officer and Executive Vice President of RP Radio. In addition, Ms. Yates is the President and Chief Operating Officer of MultiVision.

Kevin K. Albert, 47, a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), and the Private Sales and Divestitures Group of Business Financial Services, joined Merrill Lynch in 1981. Mr. Albert's work in the Equity Private Placement Group is involved in structuring and placing a diversified array of private equity financings including common stock, preferred stock, limited partnership interests and other equity-related securities. His work in the Private Sales and Divestitures Group involves managing a team of investment bankers executing middle-market exclusive sales transactions. Mr. Albert is also a director of ML Opportunity Management Inc. ("ML Opportunity"), an affiliate of MLMM and a joint venturer in Media Opportunity Management Partners, the general partner of ML Media Opportunity Partners, L.P.; a director of ML Mezzanine II Inc. ("ML Mezzanine II"), an affiliate of MLMM and sole general partner of the managing general partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P.; a director of ML Mezzanine Inc. ("ML Mezzanine"), an affiliate of MLMM and the sole general partner of the managing general partner of ML-Lee Acquisition Fund, L.P.; a director of Merrill Lynch Venture Capital Inc. ("ML Venture"), an affiliate of MLMM and the general partner of the Managing General Partner of ML Venture Partners II, L.P. ("Venture II") and ML Oklahoma Venture Partners Limited Partnership and a director of Merrill Lynch R&D Management Inc. ("ML R&D"), an affiliate of MLMM and the general partner of the General Partner of ML Technology Ventures, L.P. Mr. Albert also serves as an independent general partner of Venture II.

James V. Caruso, 48, a Director of ML Investment Banking, joined Merrill Lynch in January 1975. Mr. Caruso is the Director of Technology for the Global Investment Banking Group. He is responsible for ensuring that the business requirements of Investment Banking are supported by managing the development of new technologies and enhancing existing systems. He is also responsible for certain Merchant Banking business related activities. Mr. Caruso is also Director of ML Opportunity, ML Venture, ML R&D, ML Mezzanine, ML Mezzanine II and MLH Property Managers Inc., an affiliate of MLMM and the general partner of MLH Income Realty Partnership VI.

Michael A. Giobbe, 41, a Vice President of ML Investment Banking, joined Merrill Lynch in 1986. Mr. Giobbe is responsible for the ongoing management of the operations of various project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners. Mr. Giobbe is also a director of ML Opportunity, ML Venture and ML R&D.

Rosalie Y. Goldberg, 62, a First Vice President and Senior Director of Merrill Lynch's Private Client Group and the Director of its Special Investments Group. Ms. Goldberg joined Merrill Lynch in 1975, and has held a number of management positions in the Special Investments area, including the position of Manager for Product Development and Origination from 1983 to 1989. Ms. Goldberg is also a Director of ML Mezzanine, ML Mezzanine II, and ML Opportunity.

James V. Bruno, 33, a Vice President of ML Investment Banking, joined Merrill Lynch in 1997. Mr. Bruno's responsibilities include controllership and financial management functions for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner or manager. Prior to joining Merrill Lynch, Mr. Bruno was employed with Alliance Capital Management, where he held similar responsibilities.

Diane T. Herte, 39, a Vice President of ML Investment Banking since 1996 and previously an Assistant Vice President of Merrill Lynch & Co. Corporate Credit Group since 1992, joined Merrill Lynch in 1984. Ms. Herte's responsibilities include controllership, financial management and administrative functions for partnerships for which subsidiaries of Merrill Lynch are the general partner or manager. Ms. Herte is a director of ML Mezzanine and ML Mezzanine II.

Sandhya Rana, 27, an Assistant Vice President of ML Investment Banking since 2000, joined Merrill Lynch in 1996. Ms. Rana's responsibilities include financial management functions for certain partnerships for which subsidiaries of Merrill Lynch are the general partner or manager. Prior to joining Merrill Lynch, Ms. Rana was employed with Deloitte & Touche, where she worked as an auditor.

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

         RPMM Representative                MLMM Representatives
         -------------------                --------------------
         I. Martin Pompadur                 Kevin K. Albert
                                            James V. Caruso

Item 11.  Executive Compensation.

Registrant does not pay the executive officers or directors of the General Partner any remuneration. The General Partner does not presently pay any remuneration to any of its executive officers or directors. See Note 6 to the Financial Statements included in Item 8 hereof, however, for amounts paid by Registrant to the General Partner and its affiliates for the three years ended December 31, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

As of March 21, 2000, Smithtown Bay, LLC, having the mailing address 601 Carlson Parkway, Suite 200, Minnetonka, Minnesota, 55305, is the owner of 15,055 Units, representing approximately 8.0% of all such Units. As of March 21, 2000, no person or entity, other than Smithtown Bay, LLC, was known by Registrant to be the beneficial owner of more than five percent of the Units.

To the knowledge of the General Partner, as of February 1, 2000, the officers and directors of the General Partner in aggregate own less than 1% of the outstanding common stock of Merrill Lynch & Co., Inc.

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


(3)            Exhibits                                         Incorporated by Reference to
               --------                                         ----------------------------
3.1            Amended and Restated Certificate                 Exhibit 3.1 to Registrant's Form S-1
               of Limited Partnership                           the Registration Statement
                                                                (File No. 33-2290)

3.2.1          Second Amended and Restated Agreement of         Exhibit 3.2.1 to Registrant's Annual
               Limited Partnership dated May 14, 1986           Report on Form 10-K for the fiscal year
                                                                ended December 26, 1986
                                                                (File No. 0-14871)

3.2.2          Amendment No. 1 dated February 27, 1987 to       Exhibit 3.2.2 to Registrant's Annual Report
               Second Amended and Restated Agreement of         on Form 10-K for the fiscal year ended
               Limited Partnership                              December 26, 1986
                                                                (File No. 0-14871)

10.1.1         Joint Venture Agreement dated July 2, 1986       Exhibit 10.1.1 to Registrant's Annual Report
               between Registrant and Century                   on Form 10-K for the fiscal year ended
               Communications Corp.("CCC")                      December 26, 1986
                                                                (File No. 0-14871)

10.1.2         Management Agreement and Joint Venture           Exhibit 10.1.2 to Registrant's Annual Report
               Agreement dated December 16, 1986 between        on Form 10-K for the fiscal year ended
               Registrant and CCC (attached as Exhibit 1        December 26, 1986
               to Exhibit 10.3)                                 (File No. 0-14871)



10.1.3         Management Agreement and Joint Venture           Exhibit 10.1.3 to Registrant's Annual Report
               Agreement dated as of February 15, 1989          on Form 10-K for the fiscal year ended
               between Registrant and CCC                       December 30, 1988
                                                                (File No. 0-14871)

10.1.4         Amended and Restated Management Agreement        Exhibit 10.1.4 to Registrant's Annual Report
               and Joint Venture Agreement of Century/ML        on Form 10-K for the fiscal year ended
               Cable Venture dated January 1, 1994 between      December 31, 1993
               Century Communications Corp. and Registrant      (File No. 0-14871)

10.2.1         Stock Purchase Agreement dated July 2, 1986      Exhibit 28.1 to Registrant's
               between Registrant and the sellers of            Form 8-K Report dated December 16, 1986
               shares of Cable Television Company of            (File No. 33-2290)
               Greater San Juan, Inc.

10.2.2         Assignment dated July 2, 1986 between            Exhibit 10.2.2 to Registrant's Annual Report
               Registrant and Century-ML Cable                  on Form 10-K for the fiscal year ended
               Corporation ("C-ML")                             December 26, 1986
                                                                (File No. 0-14871)

10.2.3         Transfer of Assets and Assumption of             Exhibit 10.2.3 to Registrant's Annual Report
               Liabilities Agreement dated January 1, 1994      on Form 10-K for the fiscal year ended
               between Century-ML Radio Venture,                December 31, 1993
               Century/ML Cable Venture, Century                (File No. 0-14871)
               Communications Corp. and Registrant

10.3           Amended and Restated Credit Agreement dated      Exhibit 10.3.5 to Registrant's Annual Report
               as of March 8, 1989 between Citibank, N.A.,      on Form 10-K for the fiscal year ended
               Agent, and C-ML                                  December 30, 1988
                                                                (File No. 0-14871)

10.3.1         Note Agreement dated as of December 1, 1992      Exhibit 10.3.1 to Registrant's Annual Report
               between Century-ML Cable Corporation,            on Form 10-K for the fiscal year ended
               Century/ML Cable Venture, Jackson National       December 25, 1992
               Life Insurance Company, The Lincoln              (File No. 0-14871)
               National Life Insurance Company and
               Massachusetts Mutual Life Insurance Company

10.3.2         Second Restated Credit Agreement dated           Exhibit 10.3.2 to Registrant's Annual Report
               December 1, 1992 among Century-ML Cable          on Form 10-K for the fiscal year ended
               Corporation, Century/ML Cable Venture and        December 25, 1992
               Citibank                                         (File No. 0-14871)



10.3.3         Amendment dated as of September 30, 1993         Exhibit 10.3.3 to Registrant's Quarterly Report
               among Century-ML Cable Corporation, the          on Form 10-Q for the quarter ended
               banks parties to the Credit Agreement, and       September 24, 1993
               Citibank, N.A. and Century/ML Cable Venture      (File No. 0-14871)


10.3.4         Amendment dated as of December 15, 1993          Exhibit 10.3.4 to Registrant's Annual Report
               among Century-ML Cable Corporation, the          on Form 10-K for the fiscal year ended
               banks parties to the Credit Agreement, and       December 31, 1993
               Citibank, N.A. and Century/ML Cable Venture      (File No. 0-14871)

10.4           Pledge Agreement dated December 16, 1986         Exhibit 10.4 to Registrant's Annual Report
               among Registrant, CCC, and Citibank, N.A.,       on Form 10-K for the fiscal year ended
               Agent                                            December 26, 1986
                                                                (File No. 0-14871)

10.5           Guarantee dated as of December 16, 1986          Exhibit 10.5 to Registrant's Annual Report
               among Registrant, CCC and Citibank, N.A.,        on Form 10-K for the fiscal year ended
               Agent                                            December 25, 1987
                                                                (File No. 0-14871)

10.6           Assignment of Accounts Receivable dated as       Exhibit 10.6 to Registrant's Annual Report
               of December 16, 1986 among Registrant, CCC       on Form 10-K for the fiscal year ended
               and Citibank, N.A., Agent                        December 25, 1987
                                                                (File No. 0-14871)

10.7           Real Property Mortgage dated as of December      Exhibit 10.7 to Registrant's Annual Report
               16, 1986 among Registrant, CCC and               on Form 10-K for the fiscal year ended
               Citibank, N.A., Agent                            December 30, 1988
                                                                (File No. 0-14871)

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

10.9           Security Agreement dated as of December          Exhibit 10.10 to Registrant's Annual Report
               22, 1986 among Registrant, ML California         on Form 10-K for the fiscal year ended
               and BA                                           December 26, 1987
                                                                (File No. 0-14871)


10.10          Assets Purchased Agreement dated as of           Exhibit 28.1 to Registrant's
               September 17, 1986 between Registrant and        Form 8-K Report dated
               Loyola University                                February 2, 1987
                                                                (File No. 33-2290)

10.11          Asset Acquisition Agreement dated April 22,      Exhibit 28.1 to Registrant's
               1987 between Community Cable-Vision of           Form 8-K Report dated
               Puerto Rico Associates, Community                October 14, 1987
               Cable-Vision of Puerto Rico, Inc.,               (File No. 33-2290)
               Community Cable-Vision Incorporated and
               Century Communications Corp., as assigned

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

10.15          Security Agreement dated as of December 16,      Exhibit 28.3 to Registrant's
               1987 between Registrant and CNB                  Form 8-K Report dated
                                                                January 15, 1988
                                                                (File No. 33-2290)

10.16          Asset Purchase Agreement dated as of             Exhibit 10.25 to Registrant's Annual Report
               January 9, 1989 between Registrant and           on Form 10-K for the fiscal year ended
               Connecticut Broadcasting Company, Inc.           December 30, 1988
               ("WICC")                                         (File No. 0-14871)

10.17.1        Stock Purchase Agreement dated June 17,          Exhibit 28.2 to Registrant's Quarterly Report
               1988 between Registrant and the certain          on Form 10-Q for the quarter ended
               sellers referred to therein relating to          June 24, 1988
               shares of capital stock of Universal Cable       (File No. 0-14871)
               Holdings, Inc. ("Universal")

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

10.17.4        Amendment and Consent dated August 29, 1988      Exhibit 2.4 to Registrant's
               between ST Enterprises, Ltd., Universal          Form 8-K Report dated
               Cable Communications, Inc. and Registrant        September 19, 1988
                                                                (File No. 0-14871)

10.17.5        Amendment and Consent dated September 19,        Exhibit 2.5 to Registrant's
               1988 between Dennis Wudtke, Universal Cable      Form 8-K Report dated
               Midwest, Inc., Universal Cable                   September 19, 1988
               Communications, Inc. and Registrant              (File No. 0-14871)

10.17.6        Amendment and Consent dated October 14,          Exhibit 10.26.6 to Registrant's Annual Report
               1988 between Down's Cable, Inc., Universal       on Form 10-K for the fiscal year ended
               Cable Midwest, Inc. and Registrant               December 30, 1988
                                                                (File No. 0-14871)

10.17.7        Amendment and Consent dated October 14,          Exhibit 10.26.7 to Registrant's Annual Report
               1988 between SJM Cablevision, Inc.,              on Form 10-K for the fiscal year ended
               Universal Cable Midwest, Inc. and Registrant     December 30, 1988
                                                                (File No. 0-14871)

10.17.8        Bill of Sale and Transfer of Assets dated        Exhibit 2.6 to Registrant's
               as of September 19, 1988 between Registrant      Form 8-K Report dated
               and Universal Cable Communications Inc.          September 19, 1988
                                                                (File No. 0-14871)

10.18          Credit Agreement dated as of September 19,       Exhibit 10.27 to Registrant's Annual Report
               1988 among Registrant, Universal, certain        on Form 10-K for the fiscal year ended
               subsidiaries of Universal, and                   December 30, 1988
               Manufacturers Hanover Trust Company, as          (File No. 0-14871)
               Agent

10.19          Stock Purchase Agreement dated October 6,        Exhibit 10.28 to Registrant's Annual Report
               1988 between Registrant and the certain          on Form 10-K for the fiscal year ended
               sellers referred to therein relating to          December 30, 1988
               shares of capital stock of Acosta                (File No. 0-14871)
               Broadcasting Corp.

10.20          Stock Purchase Agreement dated April 19,         Exhibit 28.1 to Registrant's Quarterly Report
               1988 between Registrant and the certain          on Form 10-Q for the quarter ended
               sellers referred to therein relating to          June 24, 1988
               shares of capital stock of Wincom                (File No. 0-14871)
               Broadcasting Corporation

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

10.22          Management Agreement dated August 26, 1988       Exhibit A to Exhibit 10.30.2 above
               between Registrant and Wincom

10.22.1        Management Agreement by and between              Exhibit 10.22.1 to Registrant's Quarterly Report
               Fairfield Communications, Inc. and               on Form 10-Q for the quarter ended
               Registrant and ML Media Opportunity              June 25, 1993
               Partners, L.P. dated May 12, 1993                (File No. 0-14871)


10.22.2        Sharing Agreement by and among Registrant,       Exhibit 10.22.2 to Registrant's Quarterly Report on
               ML Media Opportunity Partners, L.P., RP          Form 10-Q for the quarter ended June 25, 1993
               Companies, Inc., Radio Equity Partners,          (File No. 0-14871)
               Limited Partnership and Fairfield
               Communications, Inc.

10.23          Amended and Restated Credit, Security and        Exhibit 10.33 to Registrant's Quarterly Report on
               Pledge Agreement dated as of August 15,          Form 10-Q for the quarter ended June 30, 1989
               1988, as amended and restated as of July         (File No. 0-14871)
               19, 1989 among Registrant, Wincom
               Broadcasting Corporation, Win
               Communications Inc., Win Communications of
               Florida, Inc., Win Communications Inc. of
               Indiana, WEBE Associates, WICC Associates,
               Media Management Partners, and Chemical
               Bank and Chemical Bank, as Agent

10.23.1        Second Amendment dated as of July 30, 1993       Exhibit 10.23.1 to Registrant's Quarterly Report on
               to the Amended and Restated Credit,              Form 10-Q for the quarter ended June 25, 1993
               Security and Pledge Agreement dated as of        (File No. 0-14871)
               August 15, 1988, as amended and restated as
               of July 19, 1989 and as amended by the
               First Amendment thereto dated as of August
               14, 1989 among Registrant, Wincom
               Broadcasting Corporation, Win
               Communications Inc., Win Communications
               Inc. of Indiana, WEBE Associates, WICC
               Associates, Media Management Partners, and
               Chemical Bank and Chemical Bank, as Agent

10.24          Agreement of Consolidation, Extension,           Exhibit 10.34 to Registrant's Quarterly Report on
               Amendment and Restatement of the WREX Credit     Form 10-Q for the quarter ended June 30, 1989
               Agreement and KATC Credit Agreement between      (File No. 0-14871)
               Registrant and Manufacturers Hanover Trust
               Company dated as of June 21, 1989



10.25          Asset Purchase Agreement between ML Media        Exhibit 10.35 to Registrant's Quarterly Report
               Partners, L.P. and Anaheim Broadcasting          on Form 10-Q for the quarter ended
               Corporation dated July 11, 1989                  September 29, 1989
                                                                (File No. 0-14871)

10.26          Asset Purchase Agreement between WIN             Exhibit 10.36 to Registrant's Annual Report
               Communications Inc. of Indiana, and WIN          on Form 10-K for the fiscal year ended
               Communications of Florida, Inc. and Renda        December 28, 1990
               Broadcasting Corp. dated November 27, 1989       (File No. 0-14871)

10.26.1        Asset Purchase Agreement between WIN             Exhibit 10.26.1 to Registrant's Quarterly Report
               Communications of Indiana, Inc. and              on Form 10-Q for the quarter ended
               Broadcast Alchemy, L.P. dated April 30,          June 25, 1993
               1993                                             (File No. 0-14871)


10.26.2        Joint Sales Agreement between WIN                Exhibit 10.26.2 to Registrant's Quarterly Report
               Communications of Indiana, Inc. and              on Form 10-Q for the quarter ended
               Broadcast Alchemy, L.P. dated May 1, 1993        June 25, 1993
                                                                (File No. 0-14871)

10.27          Credit Agreement dated as of November 15,        Exhibit 10.39 to Registrant's Quarterly Report
               1989 between ML Media Partners, L.P. and         on Form 10-Q for the quarter ended
               Bank of America National Trust and Savings       June 29, 1990
               Association                                      (File No. 0-14871)

10.27.1        First Amendment and Limited Waiver dated         Exhibit 10.27.1 to Registrant's Annual Report
               as of February 23, 1995 to the Amended and       on Form 10-K for the fiscal year ended
               Restated Credit Agreement dated as of May        December 30, 1994
               15, 1990 among ML Media Partners, L.P. and       (File 0-14871)
               Bank of America National Trust and Saving
               Association, individually and as Agent

10.28          Asset Purchase Agreement dated November 27,      Exhibit 10.38 to Registrant's Quarterly Report
               1989 between Win Communications and Renda        on Form 10-Q for the quarter ended
               Broadcasting Corp.                               June 29, 1990
                                                                (File No. 0-14871)

10.29          Amended and Restated Credit Agreement dated      Exhibit 10.39 to Registrant's Quarterly Report
               as of May 15, 1990 among ML Media Partners,      on Form 10-Q for the quarter ended
               L.P. and Bank of America National Trust and      June 29, 1990
               Saving Association, individually and as          (File No. 0-14871)
               Agent

10.30          Stock Purchase Agreement between Registrant      Exhibit 10.40.1 to Registrant's Quarterly Report
               and Ponca/Universal Holdings, Inc. dated as      on Form 10-Q for the quarter ended
               of April 3, 1992                                 March 27, 1992
                                                                (File No. 0-14871)



10.30.1        Earnest Money Escrow Agreement between           Exhibit 10.40.1 to Registrant's Quarterly Report
               Registrant and Ponca/Universal Holdings,         on Form 10-Q for the quarter ended
               Inc. dated as of April 3, 1992                   March 27, 1992
                                                                (File No. 0-14871)

10.30.2        Indemnity Escrow Agreement between               Exhibit 10.40.2 to Registrant's Form 8-K Report
               Registrant and Ponca/Universal Holdings,         dated July 8, 1992
               Inc. dated as of July 8, 1992                    (File No. 0-14871)

10.30.3        Assignment by Registrant in favor of             Exhibit 10.40.3 to Registrant's Form 8-K Report
               Chemical Bank, in its capacity as agent for      dated July 8, 1992
               itself and the other banks party to the          (File No. 0-14871)
               credit agreement dated as of September 19,
               1988, among Registrant, Universal, certain
               subsidiaries of Universal, and
               Manufacturers Hanover Trust Company, as
               agent

10.30.4        Confirmation of final Universal agreements       Exhibit 10.40.4 to Registrant's Quarterly Report
               between Registrant and Manufacturers             on Form 10-Q for the quarter ended
               Hanover Trust Company, dated April 3, 1992       September 25, 1992
                                                                (File No. 0-14871)

10.30.5        Letter regarding discharge and release of        Exhibit 10.40.5 to Registrant's Quarterly Report
               the Universal Companies and Registrant           on Form 10-Q for the quarter ended
               dated July 8, 1992 between Registrant and        September 25, 1992
               Chemical Bank (as successor, by merger, to       (File No. 0-14871)
               Manufacturers Hanover Trust Company)



10.31.1        Asset Purchase Agreement dated May 25, 1995      Exhibit 10.1 to Registrant's
               with Quincy Newspapers, Inc. to sell             Form 8-K dated
               substantially all of the assets used in the      May 25, 1995
               operations of the Registrant's television        (File No. 0-14871)
               station WREX-TV, Rockford, Illinois

10.31.3        Asset Purchase Agreement dated June 1, 1995      Exhibit to Registrant's
               with KATC Communications, Inc., to sell          Form 8-K Report dated
               substantially all of the assets used in the      June 1, 1995
               operations of Registrant's television            (File No. 0-14871)
               station KATC-TV, Lafayette, Louisiana

10.32          Asset Purchase Agreement dated November 28,      Exhibit to Registrant's
               1994 with Century Communications Corp., to       Form 8-K Report dated
               sell substantially all of the assets used        November 28, 1994
               in Registrant's California Cable Systems.        (File No. 0-14871)

10.33          Letter Agreement dated May 31, 1996 between      Exhibit to Registrant's
               Registrant and Century Communications Corp.      Form 8-K Report dated
                                                                May 31, 1996
                               (File No. 0-14871)

10.34          Asset Purchase Agreement dated October 9,        Exhibit 10.34 to Registrant's Annual Report
               1997 with Madifide, Inc., to sell                on Form 10-K for the fiscal year ended
               substantially all of the assets used in the      December 26, 1997
               operations of Registrant's C-ML Radio.           (File 0-14871)

10.35          Asset Purchase Agreement dated September         Exhibit 1 to Registrant's Form
               14, 1998, between Registrant and                 8-K/A Report dated January 4, 1999
               Citicasters Co., to sell substantially all       (File No. 0-14871)
               of the assets used in the operations of
               Registrant's Anaheim Stations

10.36          Stock Purchase Agreement dated August 11,        Exhibit 1 to Registrant's Form 8-K Report
               1998, between Registrant and Chancellor          dated January 28, 1999
               Media Corporation of Los Angeles, to sell        (File No. 0-14871)
               the stock of Wincom

10.37          Asset Purchase Agreement dated April 22,         Exhibit 1 to Registrant's
               1999, between Registrant and Aurora              Form 8-K Report dated
               Communications LLC, to sell substantially        August 31, 1999
               all of the assets used in the operations of      (File No. 0-14871)
               Registrant's Connecticut Stations

 18.1          Letter from Deloitte, Haskins & Sells            Exhibit 18.1 to Registrant's Annual Report
               regarding the change in accounting method,       on Form 10-K for the fiscal year ended
               dated March 30, 1989                             December 30, 1988
                                                                (File No. 0-14871)



27.0 Financial Data Schedule to Form 10-K Report for the fiscal year ended December 31, 1999

99             Pages 12 through 19 and 38 through 46 of         Prospectus dated February 4, 1986, filed pursuant to Rule
               Prospectus dated February 4, 1986, filed         424(b) under the Securities Act of 1933, as amended
               pursuant to Rule 424(b) under the                (File No. 33-2290)
               Securities Act of 1933, as amended

  (b)          Reports on Form 8-K.

               None.

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

                          ML MEDIA PARTNERS, L.P.
                          By: Media Management Partners
                              General Partner

                          By: ML Media Management Inc.

Dated:  May 3, 2000           /s/ Kevin K. Albert
                              ----------------------------
                                  Kevin K. Albert
                                  Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.

RP MEDIA MANAGEMENT

  Signature                              Title                           Date
-------------                          ---------                       -------

/s/ I. Martin Pompadur         President, Secretary and Director     May 3, 2000
----------------------------   (principal executive officer of the
   (I. Martin Pompadur)         Registrant)

/s/ Elizabeth McNey Yates      Executive Vice President              May 3, 2000
----------------------------
   (Elizabeth McNey Yates)

ML MEDIA MANAGEMENT INC.

     Signature                          Title                           Date
     ---------                          -----                           ----

/s/ Kevin K. Albert             Director and President               May 3, 2000
-------------------------
   (Kevin K. Albert)

/s/ James V. Caruso             Director and                         May 3, 2000
-------------------------       Executive Vice President
   (James V. Caruso)

/s/ Michael A. Giobbe           Director and Vice President          May 3, 2000
-------------------------
   (Michael A. Giobbe)

/s/ Sandhya Rana                Vice President and Treasurer         May 3, 2000
-------------------------       (principal financial officer and
   (Sandhya Rana)                principal accounting officer of the
                                 Registrant)
