Form 10-Q
period 2000-03-31
ML MEDIA PARTNERS LP
filed 2000-06-02
CIK 785959

SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549



                                            FORM 10-Q

                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the quarterly period ended
                                         March 31, 2000

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

                                World Financial Center
                                South Tower - 14th Floor
                                New York, New York 10281-6114
                        (Address of principal executive offices)    (Zip Code)

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


Item 1.   Financial Statements.

                                  TABLE OF CONTENTS


     Consolidated Balance Sheets as of March 31, 2000 (Unaudited) and December 31, 1999 (Unaudited)

     Consolidated Income Statements for the Thirteen Week Periods Ended March 31, 2000 (Unaudited) and March 26, 1999 (Unaudited)

     Consolidated Statements of Cash Flows for the Thirteen Week Periods Ended March 31, 2000 (Unaudited) and March 26, 1999 (Unaudited)

     Notes to Consolidated Financial Statements for the Thirteen Week Period Ended March 31, 2000 (Unaudited)

                                  ML MEDIA PARTNERS, L.P.
                                CONSOLIDATED BALANCE SHEETS
              AS OF MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999 (UNAUDITED)


                                                                            March 31,                 December 31,
                                                                              2000                        1999
                                                                        ----------------           -----------------
ASSETS:
Cash and cash equivalents                                               $    132,096,406           $     125,574,620
Investments held by escrow agents                                              4,499,919                   6,975,972
Accounts receivable (net of allowance for doubtful
   accounts of $469,677 and $605,910, respectively)                            1,753,474                   1,924,269
Prepaid expenses and deferred charges (net of
   accumulated amortization of $43,405 and
   $585,969, respectively)                                                       563,840                     620,792
Property, plant and equipment (net of accumulated
   depreciation of $16,380,070 and $15,373,234,
   respectively)                                                              28,789,598                  27,663,870
Intangible assets (net of accumulated amortization
   of $33,195,580 and $33,149,500, respectively)                               5,059,956                   5,101,394
Other assets                                                                     966,089                     705,377
                                                                         ---------------            ----------------
TOTAL ASSETS                                                             $   173,729,282            $    168,566,294
                                                                         ===============            ================


(Continued on the following page.)

                                  ML MEDIA PARTNERS, L.P.
                               CONSOLIDATED BALANCE SHEETS
              AS OF MARCH 31, 2000 (UNAUDITED) AND DECEMBER 31, 1999 (UNAUDITED)
                                      (continued)


                                                                            March 31,                 December 31,
                                                                               2000                       1999
                                                                         -------------             ----------------
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
Borrowings                                                               $  30,000,000             $     30,000,000
Accounts payable and accrued liabilities                                    29,504,781                   27,280,587
Distribution payable                                                         1,500,154                            -
Subscriber advance payments                                                  2,501,218                    2,486,731
                                                                         -------------             ----------------
Total Liabilities                                                           63,506,153                   59,767,318
                                                                         -------------             ----------------
Commitments and Contingencies (Notes 2 and 4)

Partners' Capital:
General Partner:
   Capital contributions, net of offering expenses                           1,708,299                    1,708,299
   Cumulative cash distributions                                            (2,373,471)                  (2,358,470)
   Cumulative income                                                         1,830,321                    1,801,078
                                                                         -------------             ----------------
                                                                             1,165,149                    1,150,907
                                                                         -------------             ----------------
Limited Partners:
   Capital contributions, net of offering expenses
     (187,994 Units of Limited Partnership Interest)                       169,121,150                  169,121,150
   Tax allowance cash distribution                                          (6,291,459)                  (6,291,459)
   Cumulative cash distributions                                          (234,973,701)                (233,488,548)
   Cumulative income                                                       181,201,990                  178,306,926
                                                                         -------------              ---------------
                                                                           109,057,980                  107,648,069
                                                                         -------------              ---------------
Total Partners' Capital                                                    110,223,129                  108,798,976
                                                                         -------------              ---------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                  $ 173,729,282              $   168,566,294
                                                                         =============              ===============

See Notes to Consolidated Financial Statements (Unaudited).

                                 ML MEDIA PARTNERS, L.P.
                             CONSOLIDATED INCOME STATEMENTS
              FOR THE THIRTEEN WEEK PERIODS ENDED MARCH 31, 2000 (UNAUDITED) AND
                               MARCH 26, 1999 (UNAUDITED)

                                                                               March 31,                 March 26,
                                                                                  2000                      1999
                                                                            -------------             -------------
Partnership Operating Revenues and Expenses:

REVENUES:
Operating revenues                                                          $   8,632,471              $  8,012,106
Interest                                                                        1,260,971                 1,195,846
                                                                            -------------              ------------
Total revenues                                                                  9,893,442                 9,207,952
                                                                            -------------              ------------
COSTS AND EXPENSES:
Property operating                                                              1,479,263                 2,289,314
General and administrative                                                      3,445,608                 2,500,432
Depreciation and amortization                                                   1,074,920                 1,678,065
Interest expense                                                                  710,250                   947,000
Management fees                                                                   266,052                   280,787
                                                                            -------------              ------------
Total costs and expenses                                                        6,976,093                 7,695,598
                                                                            -------------              ------------
Income from continuing operations                                               2,917,349                 1,512,354
                                                                            -------------              ------------
DISCONTINUED OPERATIONS

Income from discontinued operations - Radio Station Segment                         6,958                 1,000,804

Gain on sale - Radio Station Segment                                                    -                61,222,358
                                                                            -------------              ------------
Total discontinued operations                                                       6,958                62,223,162
                                                                            -------------              ------------
NET INCOME                                                                  $   2,924,307              $ 63,735,516
                                                                            =============              ============

(Continued on the following page.)


                                  ML MEDIA PARTNERS, L.P.
                               CONSOLIDATED INCOME STATEMENTS
              FOR THE THIRTEEN WEEK PERIODS ENDED MARCH 31, 2000 (UNAUDITED) AND
                                 MARCH 26, 1999 (UNAUDITED)
                                       (continued)

                                                                               March 31,                 March 26,
                                                                                 2000                     1999
                                                                            --------------            -------------


PER UNIT OF LIMITED PARTNERSHIP INTEREST:

Income from continuing operations                                                    15.36                     7.96
                                                                            --------------            -------------
Income from discontinued operations - Radio Station Segment                           0.04                     5.28

Gain on sale - Radio Station Segment                                                     -                   322.40
                                                                            --------------            -------------
                                                                                      0.04                   327.68
                                                                            --------------            -------------

NET INCOME                                                                  $        15.40            $      335.64
                                                                            ==============            =============
Number of Units                                                                    187,994                  187,994
                                                                            ==============            =============



See Notes to Consolidated Financial Statements (Unaudited).

                                    ML MEDIA PARTNERS, L.P.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THIRTEEN WEEK PERIODS ENDED MARCH 31, 2000 (UNAUDITED)
                                 AND MARCH 26, 1999 (UNAUDITED)

                                                                               March 31,                March 26,
                                                                                 2000                      1999
                                                                            ------------             -------------
Cash flows from operating activities:
Net income                                                                  $  2,924,307             $  63,735,516
Adjustments to reconcile net income
 to net cash provided by/(used in) operating activities:
Income from discontinued
 operations - Radio Station Segment                                               (6,958)               (1,000,804)
Depreciation and amortization                                                  1,074,920                 1,678,065
Bad debt expense                                                                 198,146                   204,383
Gain on sale of discontinued operations - Radio Station Segment                        -               (61,222,358)

Changes in operating assets and
 liabilities:
 (Increase)/Decrease:
   Accounts receivable                                                           170,795                  (172,736)
   Investments held by escrow agents                                           2,476,053                (3,501,245)
   Prepaid expenses and deferred charges                                          56,952                    33,408
   Other assets                                                                 (260,712)                  665,583
 (Decrease)/Increase:
   Accounts payable and accrued
     liabilities                                                               2,098,410                (2,183,789)
   Subscriber advance payments                                                    14,487                   (76,616)
Net cash provided by /(used in)                                             ------------              ------------
 continuing operations                                                         8,746,400                (1,840,593)

Net cash provided by discontinued  operations - Radio Station Segment              6,958                 1,103,797
                                                                            ------------              ------------
Net cash provided by /(used in)
 operating activities                                                          8,753,358                  (736,796)
                                                                            ------------              ------------


(Continued on the following page.)

                                      ML MEDIA PARTNERS, L.P.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THIRTEEN WEEK PERIODS ENDED MARCH 31, 2000 (UNAUDITED)
                                   AND  MARCH 26, 1999 (UNAUDITED)
                                           (continued)


                                                                               March 31,                March 26,
                                                                                  2000                     1999
                                                                             ------------             ------------

Cash flows from investing activities:
Proceeds from the sale of discontinued operations - Radio Station
     Segment                                                                 $          -             $ 71,032,307
Payment of costs incurred related to
     sale of discontinued operations - Radio Station Segment                            -                   (2,892)
Payment of costs incurred related to the sale of the California Cable
     Systems                                                                       (1,678)                  (4,377)
Purchase of property, plant and equipment                                      (2,225,252)                (791,804)
Payment for intangible assets                                                      (4,642)                       -
                                                                             ------------             ------------
Net cash (used in)/provided by investing activities                            (2,231,572)              70,233,234
                                                                             ------------             ------------

Cash flows from financing activities:
Principal payments on borrowings of discontinued operations
  - Radio Station Segment                                                               -               (1,993,137)
                                                                             ------------             ------------
Net cash used in financing activities                                                   -               (1,993,137)
                                                                             ------------             ------------
Net increase in cash and cash equivalents                                       6,521,786               67,503,301
Cash and cash equivalents at beginning of year                                125,574,620              101,394,305
                                                                             ------------             ------------
Cash and cash equivalents at end of period                                   $132,096,406             $168,897,606
                                                                             ============             ============

Cash paid for interest                                                       $          -             $     14,727
                                                                             ============             ============

Supplemental Disclosure:

During the first quarter of 2000, the Partnership declared a distribution of $1,500,154, which will be paid to partners in the second quarter of 2000.

See Notes to Consolidated Financial Statements (Unaudited).

                                      ML MEDIA PARTNERS, L.P.
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THIRTEEN WEEK PERIOD ENDED MARCH 31, 2000 (UNAUDITED)


1. Basis of Presentation

     The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of the General Partner, necessary for a fair presentation of the financial position of the Partnership as of March 31, 2000 and the results of operations and cash flows of the Partnership for the interim periods presented. The results of operations for the thirteen week period ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in the financial statements provided herein and prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the
Securities and Exchange Commission ("SEC"). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Partnership's 1999 Annual Report on Form 10-K filed with the SEC on May 3, 2000.

     Certain reclassifications were made to the 1999 financial statements to conform with the current period's presentation.

2.   WEBE-FM and WICC-AM, KEZY-FM and KORG-AM, Wincom and California Cable
     Systems

     The information set forth in the Liquidity and Capital Resources section of
Part I, Item 2; Management's Discussion and Analysis of Financial Condition and Results of Operations under the headings WEBE-FM and WICC-AM, KEZY-FM and KORG-AM, Wincom and California Cable Systems is hereby incorporated by reference and made a part hereof.

3.   Discontinued Operations

     Due to the dispositions of the Partnership's radio properties (see Note 2), the Partnership has presented its Radio Station Segment as discontinued operations. The March 26, 1999 Consolidated Income Statement and Consolidated Statement of Cash Flows have been restated to present such discontinued operations. Accordingly, the revenues, costs and expenses, and cash flows of these discontinued operations have been excluded from the respective captions in the Consolidated Income Statements and Consolidated Statements of Cash Flows, and have been reported through the dates of disposition as "Income from discontinued operations - Radio Station Segment" and "Net cash provided by discontinued operations - Radio Station Segment" for all periods presented.

     Accounts payable and accrued liabilities in the accompanying Consolidated Balance Sheet as of March 31, 2000 include approximately $2.6 million in liabilities related to the discontinued Radio Station Segment, which were assumed by the Partnership.

     Summarized results of discontinued operations of the Radio Station Segment on the Consolidated Income Statements are as follows:



                                                                              Thirteen Weeks
                                                                -------------------------------------
                                                                March 31,                   March 26,
                                                                  2000                        1999
                                                                ----------                 -----------
Operating revenues                                              $        -                 $ 2,584,340

Less:
   Operating expenses                                               (6,958)                  1,583,536
                                                                ----------                 -----------

Income from  discontinued operations - Radio Station Segment         6,958                   1,000,804

Gain on sale - Radio Station Segment                                     -                  61,222,358
                                                                ----------                 -----------

Total discontinued operations                                   $    6,958                 $62,223,162
                                                                ==========                 ===========

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

     With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, and injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Accordingly, defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs have both appealed this order and moved, inter alia, for leave to amend their complaint in order to re-assert certain of their claims as derivative claims on behalf of the Partnership. The appeal and the motion for leave to amend are pending. Defendants have served their brief in opposition to the appeal, arguing that the court should affirm the Supreme Court's order dismissing plaintiffs' complaint; oral argument of this appeal has been heard and the parties are awaiting a decision. Defendants have also served papers in opposition to the plaintiffs' motion for leave to amend their complaint; oral argument on this matter has been heard and the parties are awaiting a decision.

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPmm, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, the Partnership has received notices of requests for indemnification from the following defendants named therein: the General
Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the thirteen week periods ended March 31, 2000 and March 26, 1999, the Partnership incurred approximately $17,000 and $18,000, respectively, for legal costs relating to such indemnification. Cumulatively, such costs amount to approximately $725,000 through March 31, 2000.

     On March 24, 2000, the Partnership commenced suit in New York Supreme Court, New York County against Century Communications Corp. ("Century"), Adelphia Communications Corporation ("Adelphia") and Arahova Communications Inc. seeking a dissolution of the Venture and the appointment of a receiver for the sale of the Venture's assets (primarily the stock of the subsidiary of the Venture that owns the cable systems). The complaint alleges that, as successor to Century's position as the Partnership's joint venture partner, Adelphia breached its fiduciary and contractual obligations to the Partnership with respect to the operations of the Venture and by proposing to take action that would interfere with the sale of the cable systems to a third party through an auction process conducted in accordance with the terms of the joint venture agreement. In addition to dissolution and the appointment of a receiver, the Partnership seeks in the suit an order directing Adelphia and its affiliates to comply with the terms of the joint venture agreement and seeks other equitable relief. The Partnership also seeks in the suit compensatory and punitive damages. The complaint states that, if the court should determine not to appoint a receiver for the sale of the Venture's assets, it should enter an order authorizing the Partnership to conduct an auction for the sale of the Venture's assets to an unrelated third party or, in the alternative, directing that the Partnership and the defendants diligently proceed to locate a buyer for the cable systems for the highest possible price and that the defendants be enjoined from interfering in any manner in the sale process, including by participating in that process as a bidder.

     On or about April 24, 2000, the Adelphia parties served their verified answer, affirmative defenses and counterclaims. The Adelphia parties denied the material allegations of the verified complaint. In addition, Century asserted counterclaims for breach of contract, breach of fiduciary duty, breach of implied duty of good faith and fair dealing, and declaratory relief based on its claim that it is entitled to act as both seller and purchaser under the terms of the "buy-sell" provision of the joint venture agreement and that it has been injured by reason of the Partnership's position to the contrary. Century seeks compensatory and punitive damages in an unspecified amount and a declaration that nothing in the joint venture agreement limits the right of Century, or any of its affiliates, from participating as an actual or potential purchaser in a sale of the system pursuant to the "buy-sell" provision of the joint venture agreement. A trial has been scheduled by the court to commence on June 27, 2000.

5.   Segment Information

     The Partnership's continuing operations are presented as one segment, the Cable Television Systems segment, which operates in one geographical location and consists of the Partnership's 50% share of C-ML Cable. The Partnership currently presents the Radio Station Segment as discontinued operations (see
Note 3).

6.   Subsequent Event

     The Partnership declared a cash distribution of $1,500,154 that will be made to partners in the second quarter of 2000, relating to the discharge of escrowed proceeds of $1.5 million from the 1999 sale of the Cleveland Station, after accounting for certain expenses of the Partnership. This cash distribution to limited partners will be paid to limited partners of record as of February 4, 2000.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources.

     As of March 31, 2000, Registrant had $132,096,406 in cash and cash equivalents. Of this amount, approximately $44.5 million is restricted for use at the operating level of the Venture (as defined below) to fund capital expenditure programs and satisfy future non-recourse debt service requirements (including annual principal payments of $20 million, $10 million of which is Registrant's share); approximately $15.2 million is held in cash to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems prior to and resulting from their sale; and approximately $13.0 million is held in cash to cover operating liabilities and contingencies relating to the Anaheim Station, Cleveland Stations and Connecticut Stations prior to and resulting from their sale. All remaining cash and cash equivalents were available to Registrant for uses as provided in the Amended and Restated Agreement of Limited Partnership (the "Partnership
Agreement"). As of March 31, 2000, the amount payable for accrued management fees and expenses owed to the General Partner amounted to approximately $1.1 million.

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

     On January 31, 2000, $1.0 million plus interest was released from the escrow account relating to the sale of the Anaheim Stations (see further discussion under KEZY-FM and KORG-AM below). On February 4, 2000, $1.5 million was released from the escrow account relating to the sale of the Cleveland Station (see further discussion under Wincom below). In accordance with the terms of the Partnership Agreement, the entire amount of such discharged escrowed proceeds from the sale of the Anaheim Stations was used to account for certain expenses of Registrant. In addition, in accordance with the terms of the Partnership Agreement, the amount of such discharged escrowed proceeds from the sale of the Cleveland Station, after accounting for certain expenses of Registrant, will be included in the cash distribution to limited partners of $1,485,153 ($7.90 per Unit) and $15,001 to Media Management Partners (the "General Partner"), representing its 1% share. This cash distribution to limited partners will be paid to limited partners of record as of February 4, 2000 and will be distributed to partners by the end of the second quarter of 2000.

     As of March 31, 2000, Registrant's sole remaining operating investment in media properties is its 50% interest in a joint venture (the "Venture"), which owns 100% of the stock of Century-ML Cable Corporation ("C-ML Cable Corp."), which owns and operates two cable television systems in Puerto Rico.

     On October 1, 1999, Adelphia consummated its acquisition of Century. While Adelphia's purchase included Century's 50% interest in C-ML Cable, it did not include a purchase of Registrant's 50% interest in C-ML Cable. Registrant negotiated with Adelphia regarding the sale to Adelphia of Registrant's interest in the Venture, but no definitive arrangement was concluded.

     On February 18, 2000, Registrant triggered the "buy-sell" provision in the joint venture agreement (the "Joint Venture Agreement"), and Adelphia elected to cause the Venture to sell C-ML Cable. A dispute arose between Registrant and Adelphia over, among other things, the terms of the sale pursuant to the Joint Venture Agreement.

     On March 24, 2000, Registrant commenced suit in New York Supreme Court, New York County against Century, Adelphia and Arahova Communications Inc. seeking a dissolution of the Venture and the appointment of a receiver for the sale of the Venture's assets (primarily the stock of the subsidiary of the Venture that owns the cable systems). The complaint alleges that, as successor to Century's position as Registrant's joint venture partner, Adelphia breached its fiduciary and contractual obligations to Registrant with respect to the operations of the Venture and by proposing to take action that would interfere with the sale of the cable systems to a third party through an auction process conducted in accordance with the terms of the joint venture agreement. Registrant also seeks in the suit an order directing Adelphia and its affiliates to comply with the terms of the joint venture agreement and seeks other equitable relief. Registrant also seeks in the suit compensatory and punitive damages. The complaint states that, if the court should determine not to appoint a receiver for the sale of the Venture's assets, it should enter an order authorizing the Registrant to conduct an auction for the sale of the Venture's assets to an unrelated third party or, in the alternative, directing that the Registrant and the defendants diligently proceed to locate a buyer for the cable systems for the highest possible price and that the defendants be enjoined from interfering in any manner in the sale process, including by participating in that process as a bidder.

     On or about April 24, 2000, the Adelphia parties served their verified answer, affirmative defenses and counterclaims. The Adelphia parties denied the material allegations of the verified complaint. In addition, Century asserted counterclaims for breach of contract, breach of fiduciary duty, breach of implied duty of good faith and fair dealing, and declaratory relief based on its claim that it is entitled to act as both seller and purchaser under the terms of the "buy-sell" provision of the joint venture agreement and that it has been injured by reason of Registrant's position to the contrary. Century seeks compensatory and punitive damages in an unspecified amount and a declaration that nothing in the joint venture agreement limits the right of Century, or any of its affiliates, from participating as an actual or potential purchaser in a sale of the system pursuant to the "buy-sell" provision of the joint venture agreement. A trial has been scheduled by the court to commence on June 27, 2000.

     Registrant cannot presently determine when contingencies and required escrows related to the sales of its properties will be resolved. In addition, the General Partner currently anticipates that the pendency of certain litigation, as discussed above and below, the related claims against Registrant for indemnification, other costs and expenses related to such litigations, and the involvement of management, will adversely affect (i) the timing of the termination of Registrant, (ii) the amount of proceeds which may be available for distribution, and (iii) the timing of the distribution to the limited partners of the net proceeds from the liquidation of Registrant's assets.

     In September 1998, much of Puerto Rico was devastated by Hurricane Georges. Registrant's share of damage to the distribution plant was approximately $859,000. Since such damaged assets were not covered by insurance policies nor salvageable by repairs, such amount of net plant and equipment was written-off during the year ended December 25, 1998. The Hurricane damage was determined to have caused total loss of these assets. The write-off of net plant and equipment of approximately $859,000 represented the net book value of distribution plant destroyed by the Hurricane. Through March 31,2000, Registrant recorded, as revenue, approximately $2.2 million related to its share of anticipated insurance recoveries related to subscriber refunds. Although C-ML Cable is in the process of finalizing an insurance claim related to such hurricane damage, the ultimate resolution of these claims is subject to further negotiations with the insurance carrier.

     On August 29, 1997, a purported class action was commenced in New York Supreme Court, New York County, on behalf of the limited partners of Registrant, against Registrant, Registrant's general partner, the General Partner, the General Partner's two partners, RP Media Management ("RPMM") and ML Media Management Inc. ("MLMM"), Merrill Lynch & Co., Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"). The action concerns Registrant's payment of certain management fees and expenses to the General Partner and the payment of certain purported fees to an affiliate of RPMM.

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

     With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Accordingly, defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs have both appealed this order and moved, inter alia, for leave to amend their complaint in order to re-assert certain of their claims as derivative claims on behalf of Registrant. The appeal and the motion for leave to amend are pending. Defendants have served their brief in opposition to the appeal, arguing that the court should affirm the Supreme Court's order dismissing plaintiffs' complaint; oral argument of this appeal has been heard and the parties are awaiting a decision. Defendants have also served papers in opposition to the plaintiffs' motion for leave to amend their complaint; oral argument on this matter has been heard and the parties are awaiting a decision.

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPMM, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, Registrant has received notices of requests for indemnification from the following defendants named therein: the General
Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the thirteen week periods ended March 31, 2000 and March 26, 1999, Registrant incurred approximately $17,000 and $18,000, respectively, for legal costs relating to such indemnification. Cumulatively, such costs amount to approximately $725,000 through March 31, 2000.

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

     On October 29, 1999, the remaining sales proceeds of approximately $36.4 million, after accounting for certain expenses of Registrant, were distributed to partners of record as of August 31, 1999, in accordance with the terms of the Partnership Agreement. To the extent any amounts reserved or paid into escrow as described above are subsequently released, such amounts will be distributed to partners of record as of the dates when such escrow or reserves are released. Registrant recognized a gain of approximately $39.7 million on the sale of the Connecticut Stations during the quarter ended September 24, 1999. As of March 31, 2000, Registrant had approximately $6.7 million remaining in cash reserves from the sale of the Connecticut Stations.

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

     To the extent any amounts reserved or paid into escrow as described above are subsequently released, such amounts will be distributed to partners of record as of the date of such release from such escrow or reserves. Registrant recognized a gain of approximately $41.5 million on the sale of the Cleveland Station during the first quarter of 1999. As of March 31, 2000, Registrant had approximately $2.3 million remaining in cash reserves from the sale of the Cleveland Station.

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

     On January 31, 2000, Registrant received the discharge of escrowed proceeds of $1.0 million, plus interest earned thereon, generated from the sale of the Anaheim Stations. In accordance with the terms of the Partnership Agreement, the entire amount of such discharged escrowed proceeds was used to account for certain expenses of Registrant. As of March 31, 2000, Registrant had approximately $4.0 million remaining in cash reserves from the sale of the Anaheim Stations.

     To the extent any amounts reserved as described above are subsequently released, such amounts will be distributed to partners of record as of the date of such release from reserves. Registrant recognized a gain of approximately $19.8 million on the sale of the Anaheim Stations during the first quarter of 1999.

California Cable Systems

     On May 31, 1996, Registrant consummated a sale to Century Communications Corp. ("Century") of substantially all of the assets used in Registrant's California Cable Operation serving the Anaheim, Hermosa Beach/Manhattan Beach, Rohnert Park/Yountville and Fairfield communities (the "California Cable Systems"). Upon closing of the sale of the California Cable Systems, Registrant set aside approximately $40.7 million in a cash reserve to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems' operations prior to and resulting from their sale, as well as a potential purchase price adjustment. In accordance with the terms of the Partnership Agreement, any amounts which may be available for distribution from any unused cash reserves, after accounting for certain other expenses of Registrant, including certain expenses incurred after May 31, 1996, will be distributed to partners of record as of the date such unused reserves are released, when Registrant determines such reserves are no longer necessary, rather than to the partners of record on May 31, 1996, the date of the sale. As of March 31, 2000, Registrant had approximately $15.2 million remaining in such cash reserves.

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

     Rates for basic services are set pursuant to a benchmark formula. In the alternative, an operator may use a cost-of-service methodology to show that its basic service rates are reasonable. The Commission has reserved the right to alter its established benchmarks. The FCC's rate regulations also limit increases in regulated rates to an inflation indexed amount plus increases in certain costs, such as taxes, franchise fees, increased programming costs, and the costs of complying with certain franchise requirements. Rate adjustments can also be made if an operator adds or deletes channels or completes a significant system rebuild or upgrade.

     Parties periodically have called upon the FCC to freeze cable rates and to increase rate regulation. Congress also has continued to express some interest in cable rates and programming costs. The Chairman of the FCC has expressed concern that the March 31, 1999 sunset for regulation of CPST rates may have been unrealistic given his belief that competition to cable has not developed as rapidly as expected following enactment of the 1996 Act. Registrant cannot predict the likelihood or potential outcome of any FCC or congressional action on these issues.

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

Concentration of Ownership

     The 1992 Cable Act directed the FCC to establish reasonable limits on the number of cable subscribers a single company may reach through cable systems it owns (horizontal concentration) and the number of system channels that a cable operator can use to carry programming services in which it holds an ownership interest (vertical concentration).

     The horizontal ownership restrictions of the 1992 Cable Act were struck down by a federal district court. Pending final judicial resolution of this issue, the FCC voluntarily has stayed the effective date of its horizontal ownership limitations since 1993. In an October, 1999 decision, the Commission announced revisions to its horizontal ownership rules, but retained its stay of these rules. The FCC retained its 30% nationwide cap, but relaxed it somewhat by basing the cap on the percentage of multichannel video programming subscribers served nationwide. (The cap previously was calculated according to the number of cable homes passed.) In addition, the decision changed the rules regulating the attribution of limited partners with respect to both the horizontal ownership and vertical ownership (or "channel occupancy") rules. The new rules allow a limited partnership interest to be treated as non-attributable for purposes of those rules so long as the general partner is able to certify that the limited partner is not materially involved in the video programming activities of the partnership.

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

     Cable system operators are sometimes confronted by challenges in the form of proposals for competing cable franchises in the same geographic area, challenges which may arise in the context of renewal proceedings. Local franchising authorities also have, in some circumstances, proposed to construct their own cable systems or decided to invite other private interests to compete with the incumbent cable operator. Judicial challenges to such actions by incumbent system operators have, to date, generally been unsuccessful. Registrant cannot predict the outcome or ultimate impact of franchising and judicial actions.

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

Forward Looking Information

     In addition to historical information contained or incorporated by reference in this report on Form 10-Q, Registrant may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. In order to comply with the terms of the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995, Registrant notes that a variety of factors, many of which are beyond its control, affect its operations, performance, business strategy, and results and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the effect of changing economic and market conditions, trends in business and finance, and in investor sentiment, the level of volatility of interest rates, the actions undertaken by both current and potential new competitors, the impact of current, pending, and future legislation and regulation both in the United States and throughout the world, and the other risks and uncertainties detailed in this Form 10-Q, and as more fully detailed in Form 10-K incorporated by reference herein. Registrant undertakes no responsibility to update publicly or revise any forward-looking statements.

Results of Operations.

Thirteen week period ended March 31, 2000

     Registrant generated net income of approximately $2.9 million in the thirteen week period ended March 31, 2000, which was comprised of the following components: (i) net income from the operations of C-ML Cable of approximately $2.6 million, (ii) net income from the discontinued radio station segment of approximately $7,000 and (iii) interest income of approximately $1.3 million, partially offset by (iv) management fees of approximately $266,000 and (v) general and administrative expenses of approximately $675,000.

Thirteen week period ended March 26, 1999

     Registrant generated net income of approximately $63.7 million in the thirteen week period ended March 26, 1999, which was comprised of the following components: (i) a gain of approximately $61.2 million on the sales of the Anaheim Stations and the Cleveland Station, (ii) net income from the operations of C-ML Cable of approximately $1.2 million, (iii) net income from the discontinued radio station segment of approximately $1.0 million and (iv) interest income of approximately $1.2 million, partially offset by (v) management fees of approximately $281,000 and (vi) general and administrative expenses of approximately $651,000.

     Thirteen week period ended March 31, 2000 vs. thirteen week period ended March 26, 1999

     The decrease in net income of approximately $60.8 million from the thirteen week period ended March 26, 1999 is primarily attributable to a one-time gain on the sales of the Anaheim Stations and the Cleveland Station in the 1999 period of approximately $61.2 million, in the aggregate and a decrease in net income from the discontinued radio station segment of approximately $994,000, partially offset by an increase in net income of C-ML Cable of approximately $1.4 million.

     The increase in net income of C-ML Cable of approximately $1.4 million from the thirteen week period ended March 26, 1999 was due to an increase in net operating revenues of approximately $665,000 resulting from an increase in subscriber rates and basic subscribers from 132,919 at the first quarter of 1999 to 135,569 at the end of the first quarter of 2000, as well as an increase in pay-per-view revenues; a decrease in property operating expense of approximately $810,000 due primarily to an increase in the labor capitalization rates; a decrease in depreciation and amortization expense of approximately $603,000 due primarily to a change in the accounting estimate for useful lives of intangible assets; and a decrease in interest expense of approximately $237,000 due to the scheduled principal payment in late 1999. These increases in net income components at C-ML Cable were partially offset by increases in general and administrative expenses of approximately $888,000 primarily due to an increase in income taxes.

     The net income from the discontinued radio station segment decreased by approximately $994,000 from the thirteen week period ended March 26, 1999 primarily due to the sales of the Cleveland Station and the Anaheim Stations in January 1999 and the Connecticut Stations in August 1999.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     As of March 31, 2000, Registrant maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on Registrant's financial position.

     Registrant's outstanding long-term debt as of March 31, 2000, bears interest at fixed rates, therefore, changes in interest rates would have no effect on Registrant's results of operations.

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

     With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claim that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs seek, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, and compensatory and punitive damages. Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Accordingly, defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs have both appealed this order and moved, inter alia, for leave to amend their complaint in order to re-assert certain of their claims as derivative claims on behalf of Registrant. The appeal and the motion for leave to amend are pending. Defendants have served their brief in opposition to the appeal, arguing that the court should affirm the Supreme Court's order dismissing plaintiffs' complaint; oral argument of this appeal has been heard and the parties are awaiting a decision. Defendants have also served papers in opposition to the plaintiffs' motion for leave to amend their complaint; oral argument on this matter has been heard and the parties are awaiting a decision.

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPmm, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, the Partnership has received notices of requests for indemnification from the following defendants named therein: the General
Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the thirteen week period ended March 31, 2000, the Partnership incurred approximately $17,000 for legal costs relating to such indemnification. Cumulatively, such costs amount to approximately $725,000 through March 31, 2000.

     On March 24, 2000, Registrant commenced suit in New York Supreme Court, New York County against Century, Adelphia Communications Corporation ("Adelphia") and Arahova Communications Inc. seeking a dissolution of the Venture and the appointment of a receiver for the sale of the Venture's assets (primarily the stock of the subsidiary of the Venture that owns the cable systems). The complaint alleges that, as successor to Century's position as Registrant's joint venture partner, Adelphia breached its fiduciary and contractual obligations to Registrant with respect to the operations of the Venture and by proposing to take action that would interfere with the sale of the cable systems to a third party through an auction process conducted in accordance with the terms of the joint venture agreement. In addition to dissolution and the appointment of a receiver, Registrant seeks in the suit an order directing Adelphia and its affiliates to comply with the terms of the joint venture agreement and seeks other equitable relief. Registrant also seeks in the suit compensatory and punitive damages. The complaint states that, if the court should determine not to appoint a receiver for the sale of the Venture's assets, it should enter an order authorizing the Registrant to conduct an auction for the sale of the Venture's assets to an unrelated third party or, in the alternative, directing that the Registrant and the defendants diligently proceed to locate a buyer for the cable systems for the highest possible price and that the defendants be enjoined from interfering in any manner in the sale process, including by participating in that process as a bidder.

     On or about April 24, 2000, the Adelphia parties served their verified answer, affirmative defenses and counterclaims. The Adelphia parties denied the material allegations of the verified complaint. In addition, Century asserted counterclaims for breach of contract, breach of fiduciary duty, breach of implied duty of good faith and fair dealing, and declaratory relief based on its claim that it is entitled to act as both seller and purchaser under the terms of the "buy-sell" provision of the joint venture agreement and that it has been injured by reason of Registrant's position to the contrary. Century seeks compensatory and punitive damages in an unspecified amount and a declaration that nothing in the joint venture agreement limits the right of Century, or any of its affiliates, from participating as an actual or potential purchaser in a sale of the system pursuant to the "buy-sell" provision of the joint venture agreement. A trial has been scheduled by the court to commence on June 27, 2000.

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

                                    ML MEDIA PARTNERS, L.P.
                                    By: Media Management Partners
                                    General Partner

                                    By: ML Media Management Inc.


Dated: June 2, 2000                 /s/ Kevin K. Albert
                                    ---------------------------------------
                                    Kevin K. Albert
                                    Director and President

Dated: June 2, 2000                 /s/ James V. Caruso
                                    ---------------------------------------
                                    James V. Caruso
                                    Director and Executive Vice
                                    President

Dated: June 2, 2000                 /s/ Michael A. Giobbe
                                    ---------------------------------------
                                    Michael A. Giobbe
                                    Director and Vice President

Dated: June 2, 2000                 /s/ Sandhya Rana
                                    ---------------------------------------
                                    Sandhya Rana
                                    Vice President and Treasurer
                                    (principal accounting officer
                                    and principal financial
                                    officer of the Registrant)





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

                                    ML MEDIA PARTNERS, L.P.
                                    By: Media Management Partners
                                    General Partner

                                    By: RP Media Management

                                    By: IMP Media Management, Inc.

Dated: June 2, 2000                 /s/ I. Martin Pompadur
                                    --------------------------------------
                                    I. Martin Pompadur
                                    President, Secretary and
                                    Director
                                    (principal executive officer of
                                    the Registrant)

Dated: June 2, 2000                 /s/ Elizabeth McNey Yates
                                    --------------------------------------
                                    Elizabeth McNey Yates
                                    Executive Vice President