Form 10-Q
period 2000-06-30
ML MEDIA PARTNERS LP
filed 2001-06-15
CIK 785959

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 2000

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

                    Four World Financial Center - 26th Floor
                            New York, New York 10080
                 (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:
(800) 288-3694

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


Item 1.   Financial Statements.

                                TABLE OF CONTENTS


Consolidated Balance Sheets as of June 30, 2000 (Unaudited) and December 31, 1999 (Unaudited)

Consolidated Income Statements for the Thirteen and Twenty-Six Week Periods Ended June 30, 2000 (Unaudited) and June 25, 1999 (Unaudited)

Consolidated Statements of Cash Flows for the Twenty-Six Week Periods Ended June 30, 2000 (Unaudited) and June 25, 1999 (Unaudited)

Notes to Consolidated Financial Statements for the Twenty-Six Week Periods Ended June 30, 2000 (Unaudited) and June 25, 1999 (Unaudited)

                             ML MEDIA PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
        AS OF JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999 (UNAUDITED)


                                                                              June 30,                  December 31,
                                                                                2000                        1999
                                                                        ------------------            ----------------
ASSETS:
Cash and cash equivalents                                               $      127,313,925            $    125,574,620

Investments held by escrow agents                                                4,556,305                   6,975,972


Accounts receivable (net of allowance for doubtful
   accounts of $427,646 and $605,910, respectively)                              2,029,886                   1,924,269


Prepaid expenses and deferred charges (net of
   accumulated amortization of $65,108 and
   $585,969, respectively)                                                       1,581,489                     620,792


Property, plant and equipment (net of accumulated
   depreciation of $17,377,743 and $15,373,234,
   respectively)                                                                31,453,238                  27,663,870


Intangible assets (net of accumulated amortization
   of $33,241,960 and $33,149,500, respectively)                                 5,013,576                   5,101,394


Other assets                                                                     1,039,461                     705,377
                                                                         -----------------             ---------------
TOTAL ASSETS                                                             $     172,987,880             $   168,566,294
                                                                         =================             ===============


(Continued on the following page.)

                             ML MEDIA PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
        AS OF JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999 (UNAUDITED)
                                   (continued)


                                                                             June 30,                 December 31,
                                                                               2000                       1999
                                                                        -----------------         -------------------
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
Borrowings                                                              $      30,000,000         $        30,000,000
Accounts payable and accrued liabilities                                       28,069,872                  27,280,587
Subscriber advance payments                                                     2,324,943                   2,486,731
                                                                        -----------------         -------------------
Total Liabilities                                                              60,394,815                  59,767,318
                                                                        -----------------         -------------------
Commitments and Contingencies
 (Notes 2 and 4)

Partners' Capital:
General Partner:
   Capital contributions, net of offering expenses                              1,708,299                   1,708,299
   Cumulative cash distributions                                               (2,373,471)                 (2,358,470)
Cumulative income                                                               1,854,021                   1,801,078
                                                                        -----------------         -------------------
                                                                                1,188,849                   1,150,907
                                                                        -----------------         -------------------
Limited Partners:
   Capital contributions, net of offering expenses
     (187,994 Units of Limited Partnership Interest)                          169,121,150                 169,121,150
   Tax allowance cash distribution                                             (6,291,459)                 (6,291,459)
   Cumulative cash distributions                                             (234,973,701)               (233,488,548)
   Cumulative income                                                          183,548,226                 178,306,926
                                                                        -----------------         -------------------
                                                                              111,404,216                 107,648,069
                                                                        -----------------         -------------------
Total Partners' Capital                                                       112,593,065                 108,798,976
                                                                        -----------------         -------------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                 $     172,987,880         $       168,566,294
                                                                        =================         ===================


See Notes to Consolidated Financial Statements (Unaudited).

                             ML MEDIA PARTNERS, L.P.
                         CONSOLIDATED INCOME STATEMENTS
        FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED JUNE 30, 2000
                    (UNAUDITED) AND JUNE 25, 1999 (UNAUDITED)


                                            Thirteen Weeks                                    Twenty-Six Weeks
                                     ----------------------------                       ---------------------------
                                   June 30,                 June 25,                  June 30,                 June 25,
                                     2000                     1999                      2000                     1999
                                -------------           --------------             --------------           --------------
Partnership Operating
   Revenues and Expenses:

REVENUES:
Operating revenues              $   8,896,556           $    8,497,284             $   17,529,027           $   16,464,654

Interest                            1,486,795                  781,849                  2,747,766                2,026,149
                                -------------           --------------             --------------           --------------
Total revenues                     10,383,351                9,279,133                 20,276,793               18,490,803
                                -------------           --------------             --------------           --------------
COSTS AND EXPENSES:
Property operating                  1,578,292                2,259,123                  3,057,555                4,548,437


General and administrative          4,400,934                2,118,145                  7,839,584                4,573,841

Depreciation and
   amortization                     1,065,754                1,796,709                  2,140,674                3,474,774

Interest expense                      702,359                  947,000                  1,412,609                1,894,000
Management fees                       266,076                  274,157                    532,128                  554,944
                                -------------           --------------              -------------            -------------
Total costs and expenses            8,013,415                7,395,134                 14,982,550               15,045,996
                                -------------           --------------              -------------            -------------

Income from continuing
   operations                       2,369,936                1,883,999                  5,294,243                3,444,807
                                -------------           --------------              -------------            -------------

DISCONTINUED OPERATIONS:

Income from discontinued
   operations -Radio
   Station Segment

                                        -                    1,431,586                     -                     2,383,936


(Continued on the following page.)

                             ML MEDIA PARTNERS, L.P.
                         CONSOLIDATED INCOME STATEMENTS
        FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED JUNE 30, 2000
                   (UNAUDITED) AND MARCH 26, 1999 (UNAUDITED)
                                   (continued)



                                           Thirteen Weeks                                    Twenty-Six Weeks
                                      --------------------------                        ----------------------------
                                   June 30,                June 25,                   June 30,                 June 25,
                                     2000                    1999                       2000                     1999
                                -------------           -------------               ------------            --------------

Gain on sale - Radio
   Station Segment                      -                       -                          -                    61,222,358
                                -------------           -------------               ------------            --------------

 Total discontinued
    operations                          -                   1,431,586                      -                    63,606,294
                                -------------           -------------               ------------            --------------

NET INCOME                      $   2,369,936           $   3,315,585               $  5,294,243            $   67,051,101
                                =============           =============               ============            ==============
PER UNIT OF LIMITED
   PARTNERSHIP INTEREST:


Income from continuing
   operations                   $       12.48           $        9.92               $      27.88            $        18.14
                                -------------           -------------               ------------            --------------
Income from discontinued
   operations - Radio
   Station Segment                      -                        7.54                      -                         12.55



Gain on sale -Radio
   Station Segment                      -                      -                           -                        322.41
                                -------------           -------------               ------------            --------------
                                        -                        7.54                      -                        334.96
                                -------------           -------------               ------------            --------------
NET INCOME                      $       12.48           $       17.46               $      27.88            $       353.10
                                =============           =============               ============            ==============
Number of Limited Partner
   Units                              187,994                 187,994                    187,994                   187,994
                                =============           =============               ============            ==============


See Notes to Consolidated Financial Statements (Unaudited).

                             ML MEDIA PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE TWENTY-SIX WEEK PERIODS ENDED JUNE 30, 2000
                   (UNAUDITED) AND JUNE 25, 1999 (UNAUDITED)

                                                                               June 30,                  June 25,
                                                                                 2000                      1999
                                                                        --------------------        ------------------
Cash flows from operating activities:
Net income                                                              $          5,294,243        $       67,051,101
Adjustments to reconcile net income
to net cash provided by operating activities:
Income from discontinued
 operations - Radio Station Segment                                                    -                    (2,383,936)
Depreciation and amortization                                                      2,140,674                 3,474,774
Bad debt expense                                                                     147,674                   134,319
Gain on sale of discontinued operations
 - Radio Station Segment                                                               -                   (61,222,358)
Changes in operating assets and
 liabilities:
 (Increase)/Decrease:
   Accounts receivable                                                              (105,617)                 (219,698)
   Investments held by escrow agents                                               2,419,668                (3,231,246)
   Prepaid expenses and deferred charges                                            (960,697)                  149,500
   Other assets                                                                     (334,084)                  552,264
 (Decrease)/Increase:
   Accounts payable and accrued
     liabilities                                                                     796,127                (3,057,700)
   Subscriber advance payments                                                      (161,788)                  (68,106)
                                                                        --------------------         -----------------

Net cash provided by continuing operations                                         9,236,200                 1,178,914

Net cash provided by discontinued  operations - Radio Station Segment                  -                     3,481,807
                                                                        --------------------         -----------------
Net cash provided by operating activities
                                                                                   9,236,200                 4,660,721
                                                                        --------------------         -----------------

(Continued on the following page.)

                             ML MEDIA PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE TWENTY-SIX WEEK PERIODS ENDED JUNE 30, 2000
                     (UNAUDITED) AND JUNE 25, 1999 (UNAUDITED)
                                  (continued)

                                                                                 June 30,                 June 25,
                                                                                   2000                     1999
                                                                             ----------------         ----------------
Cash flows from investing activities:
Proceeds from the sale of discontinued operations - Radio Station
     Segment                                                                 $          -             $     71,032,307
Payment of costs incurred related to
     sale of discontinued operations
     - Radio Station Segment                                                            -                     (321,023)
Payment of costs incurred related to the sale of the California Cable
     Systems                                                                          (6,843)                  (38,029)
Purchase of property, plant and
     equipment                                                                    (5,985,256)               (2,274,902)
Purchase of property, plant and equipment of discontinued operations -
     Radio Station Segment                                                              -                       (4,109)
Payment for intangible assets                                                         (4,642)                   (7,156)
                                                                              --------------          ----------------
Net cash (used in)/provided by investing activities                               (5,996,741)               68,387,088


Cash flows from financing activities:
Principal payments on borrowings of discontinued operations - Radio
     Station Segment                                                                    -                   (1,993,137)

Limited partners cash distribution                                                (1,485,153)              (63,353,978)
General Partner cash distribution                                                    (15,001)                 (639,939)

Net cash used in financing activities                                             (1,500,154)              (65,987,054)

Net increase in cash and cash
  equivalents                                                                      1,739,305                 7,060,755

Cash and cash equivalents at
  beginning of year                                                              125,574,620               101,394,305
                                                                              --------------           ---------------
Cash and cash equivalents at end of
  period                                                                      $  127,313,925           $   108,455,060
                                                                              ==============           ===============

Cash paid for interest                                                        $    1,420,500           $     1,908,727
                                                                              ==============           ===============

See Notes to Consolidated Financial Statements (Unaudited).


                             ML MEDIA PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE TWENTY-SIX WEEK PERIODS ENDED JUNE 30, 2000 (UNAUDITED)
                          AND JUNE 25, 1999 (UNAUDITED)


1.       Basis of Presentation

     The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of the General Partner, necessary for a fair presentation of the financial position of the Partnership as of June 30, 2000 and the results of operations and cash flows of the Partnership for the interim periods presented. The results of operations for the twenty-six week period ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in the financial statements provided herein and prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the
Securities and Exchange Commission ("SEC"). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Partnership's 1999 Annual Report on Form 10-K filed with the SEC on May 3, 2000.

     The financial statements of C-ML Cable, which are consolidated into the Partnership's unaudited financial statements, have been furnished to the Partnership by Adelphia Communications Corporation ("Adelphia"), the other partner in C-ML Cable, and have not been audited. With respect to the programming expenses reflected in the financial statements of C-ML Cable and reflected in the Partnership's unaudited financial statements included herein, which represent an allocation to C-ML Cable of Adelphia's programming expenses, the General Partner has not been able to review the books and records necessary to review the allocation. Until recently Adelphia had refused to provide the General Partner with access to those books and records (although the joint venture agreement provides that the Partnership is entitled to full access to all of C-ML Cable's books and records), and only recently has Adelphia started to make such access available. The General Partner is unable to determine whether the review of the allocation to C-ML Cable of Adelphia's programming expenses would result in a material change to the Partnership's financial statements. Programming expenses are included and netted against the caption operating revenues on the Partnership's income statements. Certain reclassifications were made to the 1999 financial statements to conform with the current period's presentation.

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

     Accounts payable and accrued liabilities in the accompanying Consolidated Balance Sheet as of June 30, 2000 include approximately $2.4 million in liabilities related to the discontinued Radio Station Segment, which were assumed by the Partnership.

     Summarized results of discontinued operations of the Radio Station Segment on the Consolidated Income Statements are as follows:


                                           Thirteen Weeks                                  Twenty-Six Weeks
                                      ------------------------                       --------------------------
                                  June 30,               June 25,                June 30,                  June 25,
                                    2000                   1999                    2000                      1999
                              ---------------        ----------------         ---------------          ----------------
Operating
 revenues                     $            -         $      3,393,164         $           -            $      5,977,504
                              ---------------        ----------------         ---------------          ----------------
Less:

Operating                                  -                1,961,578                     -                   3,578,841
 expenses

Interest
 expense                                   -                    -                         -                      14,727
                              ---------------        ----------------         ---------------          ----------------
                                           -                1,961,578                     -                   3,593,568
                              ---------------        ----------------         ---------------          ----------------
Income from discontinued
  operations - Radio
  Station Segment                          -                1,431,586                     -                   2,383,936



Gain on
 sale - Radio
 Station
 Segment                                   -                     -                        -                  61,222,358
                             ----------------        -----------------        ---------------          ----------------
Total
 discontinued
 operations                  $             -         $       1,431,586        $            -           $     63,606,294
                             ================        =================        ===============          =================


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

     Specifically, the plaintiffs allege breach of the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), breach of fiduciary duties, and unjust enrichment by the General Partner in that the General Partner allegedly: (1) improperly deferred and accrued certain management fees and expenses in an amount in excess of $14.0 million; (2)
improperly paid itself such fees and expenses out of proceeds from sales of Partnership assets; and (3) improperly paid MultiVision Cable TV Corp., an affiliate of RPMM, supposedly duplicative fees in an amount in excess of $14.4 million.

     With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claimed that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs sought, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, and compensatory and punitive damages.

     Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Accordingly, defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs both appealed that order and moved, inter alia, for leave to amend their complaint in order to re-assert certain of their claims as derivative claims on behalf of the Partnership.

     On June 8, 2000, the New York Supreme Court, Appellate Division - First Department, issued a Decision and Order unanimously affirming the New York Supreme Court's dismissal of the plaintiffs' complaint in its entirety. On June 13, 2000, the New York Supreme Court denied plaintiffs' motion to clarify or modify the Court's March 3, 1999 order. On August 17, 2000, plaintiffs filed a motion to modify the Supreme Court's June 13, 2000 order and to permit them to file their previously proposed derivative complaint. On January 16, 2001, the Supreme Court denied the motion.

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPmm, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, the Partnership has received notices of requests for indemnification from the following defendants named therein: the General
Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the thirteen and twenty-six week periods ended June 30, 2000, the Partnership incurred approximately $51,000 and $68,000, respectively, for legal costs relating to such indemnification. For the thirteen and twenty-six week periods ended June 25, 1999, the Partnership incurred approximately $103,000 and $121,000, respectively, for legal costs relating to such indemnification. Cumulatively, such costs amount to approximately $776,000 through June 30, 2000. In addition, such costs cumulatively amount to approximately $900,000 through April 30, 2001.

     On March 24, 2000, the Partnership commenced suit in New York Supreme Court (the "Court"), New York County, against Century Communications Corp. ("Century"), Adelphia and Arahova Communications Inc. seeking a dissolution of Century-ML Cable Venture (the "Venture") and the appointment of a receiver for the sale of the Venture's assets (primarily the stock of the subsidiary of the Venture that owns the cable systems). The complaint alleged that, as successor to Century's position as the Partnership's joint venture partner, Adelphia breached its fiduciary and contractual obligations to the Partnership with respect to the operations of the Venture and by proposing to take action that would interfere with the sale of the cable systems to a third party through an auction process conducted in accordance with the terms of the joint venture agreement. The Partnership also sought in the suit an order directing Adelphia and its affiliates to comply with the terms of the joint venture agreement and sought other equitable relief. The Partnership also sought in the suit compensatory and punitive damages. The complaint stated that, if the Court should determine not to appoint a receiver for the sale of the Venture's assets, it should enter an order authorizing the Partnership to conduct an auction for the sale of the Venture's assets to an unrelated third party or, in the alternative, directing that the Partnership and the defendants diligently proceed to locate a buyer for the cable systems for the highest possible price and that the defendants be enjoined from interfering in any manner in the sale process, including by participating in that process as a bidder.

     On or about April 24, 2000, the Adelphia parties served their verified answer, affirmative defenses and counterclaims. The Adelphia parties denied the material allegations of the verified complaint. In addition, Adelphia asserted counterclaims for breach of contract, breach of fiduciary duty, breach of implied duty of good faith and fair dealing, and declaratory relief based on its claim that it is entitled to act as both seller and purchaser under the terms of the "buy-sell" provision of the joint venture agreement and that it has been injured by reason of the Partnership's position to the contrary. Adelphia sought compensatory and punitive damages in an unspecified amount and a declaration that nothing in the joint venture agreement limits the right of Adelphia, or any of its affiliates, from participating as an actual or potential purchaser in a sale of the system pursuant to the "buy-sell" provision of the joint venture agreement.

     By order dated July 12, 2000, the Court granted the Partnership's motion for partial summary judgement, declaring that neither Adelphia nor any of its affiliates may bid on or attempt to purchase the assets and business of the Venture. The Court ordered Adelphia to proceed diligently with the Partnership to locate one or more third parties to complete the sale and enjoined the defendants from interfering with the sale. By order dated July 26, 2000, the Court clarified its decision to provide that the sale must be structured so as to avoid any unnecessary tax liability and thus to generate the highest net return to the joint venture.

     On July 25, 2000, the Partnership filed an order to show cause why defendants should not be required to comply with the terms of the joint venture agreement relating to the Partnership's right to participate in the management of the Venture. By a Stipulation and Consent Order dated July 31, 2000 (the "Consent Order"), Adelphia consented to the requested relief, and the Court entered the stipulation as an order of the Court on August 3, 2000. No action has yet been taken on the Partnership's request to dismiss the remainder of the defendants' counterclaims, which the Partnership believes cannot be sustained in light of the Court's rulings.

     The Consent Order contains detailed provisions regarding the management of the joint venture pending sale, and, among other things, prohibits capital expenditures by C-ML Cable without the Partnership's consent and requires Adelphia to comply with other provisions of the joint venture agreement regarding management decision-making and Adelphia's duty to furnish the Partnership with financial and operating information concerning C-ML Cable. However, it is the Partnership's view that Adelphia has not yet complied satisfactorily with the Consent Order.

     On August 4, 2000, the Adelphia parties served a notice of appeal of the Court's July 12 and July 26 orders granting the Partnership's motion for partial summary judgement and requiring defendants to proceed diligently with the Partnership to sell the assets and business of the Venture to a third party and to do so in a manner that would result in the highest net return to the joint venture.

     On August 15, 2000, the Adelphia defendants moved before the Appellate Division, First Department, to stay enforcement of the trial court's orders and judgements entered July 12 and July 26, 2000. On September 15, 2000, the Appellate Division of the New York State Supreme Court denied Adelphia's motion for a stay of the July 12 and July 26 orders of the Supreme Court. On January 23, 2001, the Appellate Division affirmed the decisions and orders of the lower court. On February 26, 2001, Adelphia moved before the Appellate Division for leave to file an appeal to the Court of Appeals. On April 17, 2001, the Appellate Division denied that motion.

     Pursuant to an order of the Supreme Court issued on August 1, 2000, in response to the Partnership's request, the parties have been directed to proceed with an accounting before a Special Referee to determine how the proceeds of the sale should be apportioned between the parties so as to compensate the Partnership for its potential damages. The accounting proceeding is proceeding before a Referee appointed by the Supreme Court and a final pre-hearing conference is scheduled in that proceeding for October 10, 2001.

     On October 25, 2000, the Partnership sent a notice to Adelphia, in accordance with the provisions of the joint venture agreement, terminating Adelphia's position as manager of the joint venture, effective November 15, 2000. The notice (and the documents incorporated in the notice) cited numerous breaches of the joint venture agreement by Adelphia, which Adelphia has failed to cure, including, among other things, unilaterally making decisions on material matters that are supposed to be made jointly with the Partnership, making unauthorized capital expenditures totaling tens of millions of dollars without the consent of the Partnership, engaging in a major capital improvement program in violation of the Partnership's express instructions, and concealing from the Partnership the operating and capital budgets pursuant to which Adelphia was managing the joint venture, while at the same time denying their existence to the Partnership. As a result of the notice, Adelphia was required to cede to the Partnership managerial responsibility for the day-to-day operations of the joint venture on November 15, 2000. By letters dated November 1 and November 3, 2000, Adelphia disputes the validity and effect of the Partnership's notice.

     On October 25, 2000, the Supreme Court signed an order, as requested by the Partnership, requiring Adelphia and one of its executives to show cause why they should not be held in contempt of court because of their alleged violations of terms of the Consent Order concerning the Partnership's right to participate in the management of the joint venture. Among the relief sought in the Partnership's motion was an order holding Adelphia and an executive in contempt and requiring Adelphia to provide to the Partnership all books, records and assistance necessary to enable the Partnership to assume management responsibility for the joint venture, and awarding a statutory fine of $250 per violation and the attorneys' fees incurred in bringing the motion. In seeking such relief, the Partnership alleged that, among other things, Adelphia has been making substantial capital expenditures without the Partnership's knowledge or approval, and managing the joint venture in accordance with detailed operating and capital expense budgets that were concealed from the Partnership. On November 15, 2000, the Supreme Court referred the matter to a Special Referee to conduct any necessary evidentiary hearings and to hear and report his findings. The hearing took place during January 2001 and post-hearing memoranda were provided to the Court on February 9, 2001. By report filed March 15, 2001, the Special Referee recommended that Adelphia (but not the executive) be adjudged in contempt and that Adelphia be ordered to pay a statutory fee and reimburse the Partnership for its reasonable attorneys' fees, but recommended against the Partnership's having the right to assume management responsibility for the joint venture. On April 30, 2001, the Supreme Court entered an order confirming the conclusion of the Referee that Adelphia be held in contempt, and referred the matter to the Referee for an assessment of the attorneys' fees to be reimbursed to the Partnership. The Court declined to reject the Referee's finding that the Partnership should not be allowed to assume management of the joint venture and declined to reject the Referee's finding that the Adelphia executive not be held in contempt. On June 1, 2001, the Partnership filed a notice of appeal to the Appellate Division from those portions of the Supreme Court's April 30 order that confirmed the Referee's Report over the Partnership's objection.

     As a result of the Court orders described above, the effort to sell C-ML Cable is now proceeding. By mutual agreement, the Partnership and Adelphia have selected a broker, the offering memorandum for use in the auction of the cable systems has been distributed to possible purchasers and C-ML Cable is in the middle of the due diligence process of such sale. There is no assurance that acceptable bids will be received in connection with such sales process, or even if acceptable bids are received, that the sale will be consummated; and the Partnership is not able to estimate when a sale will take place. For the thirteen and twenty-six weeks ended June 30, 2000, the Partnership incurred approximately $1.1 million for legal costs related to such Adelphia litigation. In addition, such costs cumulatively amount to approximately $2.7 million through April 30, 2001.

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


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources.

     As of June 30, 2000, Registrant had $127,313,925 in cash and cash equivalents. Of this amount, approximately $40.7 million is restricted for use at the operating level of the Venture (as defined below) to fund capital expenditure programs and satisfy future non-recourse debt service requirements (including annual principal payments of $20 million, $10 million of which is Registrant's share); approximately $15.2 million is held in cash to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems prior to and resulting from their sale; and approximately $12.9 million is held in cash to cover operating liabilities and contingencies relating to the Anaheim Station, Cleveland Stations and Connecticut Stations prior to and resulting from their sale. All remaining cash and cash equivalents were available to Registrant for uses as provided in the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). As of June 30, 2000, the amount payable for accrued management fees and expenses owed to the General Partner amounted to approximately $1.4 million.

     Registrant's ongoing cash needs will be to fund debt service, capital and operating expenditures and required working capital as well as to provide for costs and expenses related to the purported class action lawsuit and the Adelphia Communications Corporation ("Adelphia") lawsuit (see below).

     During the twenty-six week period ended June 30, 2000, interest payments of $1,420,500 were made in connection with Registrant's C-ML Cable Notes/Credit Agreement. During 2000, Registrant is required to make scheduled principal repayments of $10.0 million under its C-ML Cable Notes/Credit Agreement.

     On May 29, 2001, Registrant made a cash distribution of $65.90 per $1,000 unit of limited partnership interest ("Unit") (less applicable state and federal withholding taxes) totaling $12,388,805. In addition, a cash distribution of $125,139 was paid to the General Partners representing its 1% share. Such distribution was made from the: (i) release of escrows from the sale of the Connecticut Stations (WEBE-FM and WICC-AM); (ii) release of escrow from the sale of the Cleveland Station (WQAL-FM); and (iii) amounts released from certain reserves previously established upon the sale of the Anaheim Stations (KORG-AM and KEZY-FM), Cleveland Stations and Connecticut Stations. In accordance with the terms of the Partnership Agreement, after accounting for certain expenses of Registrant, funds from discharged escrowed proceeds are distributed to partners of record as of the date of their release and funds from released reserves established in connection with certain sales are distributed to partners of record as of the date of their release (the date when Registrant determines such reserves are not longer necessary), rather than to partners of record on the date of such sale. Accordingly, the limited partners' portion of such distribution was composed of the following: (i) $7.80 per Unit (totaling $1,466,353) from the release of escrow from the August 31, 1999 sale of the Connecticut Stations, which was paid to partners of record as of January 24, 2001; (ii) $5.20 per Unit (totaling $977,569) from the release of escrow from the January 28, 1999 sale of the Cleveland Station, which was paid to partners of record as of February 5, 2001; and (iii) $52.90 per Unit (totaling $9,944,883) from amounts released from reserves established in connection with the January 4, 1999, January 28, 1999 and August 31, 1999 sales of the Anaheim Stations, Cleveland Station and Connecticut Stations, respectively, which was paid to partners of record as of April 30, 2001, the release date of such reserves.

     On June 21, 2000, Registrant made a $7.90 per $1,000 Unit cash distribution totaling $1,485,153. In addition, a cash distribution of $15,001 was paid to the General Partner representing its 1% share. Such distribution was made from the release of escrows relating to the sale of the Cleveland Station totaling $1.5 million, and was paid to partners of record as of February 4, 2000, the release date of such amount.

     As of June 30, 2000, Registrant's sole remaining operating investment in media properties is its 50% interest in a joint venture (the "Venture"), which owns 100% of the stock of Century-ML Cable Corporation ("C-ML Cable Corp."), which owns and operates two cable television systems in Puerto Rico.

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

     On March 24, 2000, Registrant commenced suit in New York Supreme Court (the "Court"), New York County, against Century, Adelphia and Arahova Communications Inc. seeking a dissolution of the Venture and the appointment of a receiver for the sale of the Venture's assets (primarily the stock of the subsidiary of the Venture that owns the cable systems). The complaint alleged that, as successor to Century's position as Registrant's joint venture partner, Adelphia breached its fiduciary and contractual obligations to Registrant with respect to the operations of the Venture and by proposing to take action that would interfere with the sale of the cable systems to a third party through an auction process conducted in accordance with the terms of the joint venture agreement. Registrant also sought in the suit an order directing Adelphia and its affiliates to comply with the terms of the joint venture agreement and sought other equitable relief. Registrant also sought in the suit compensatory and punitive damages. The complaint stated that, if the Court should determine not to appoint a receiver for the sale of the Venture's assets, it should enter an order authorizing Registrant to conduct an auction for the sale of the Venture's assets to an unrelated third party or, in the alternative, directing that Registrant and the defendants diligently proceed to locate a buyer for the cable systems for the highest possible price and that the defendants be enjoined from interfering in any manner in the sale process, including by participating in that process as a bidder.

     On or about April 24, 2000, the Adelphia parties served their verified answer, affirmative defenses and counterclaims. The Adelphia parties denied the material allegations of the verified complaint. In addition, Adelphia asserted counterclaims for breach of contract, breach of fiduciary duty, breach of implied duty of good faith and fair dealing, and declaratory relief based on its claim that it is entitled to act as both seller and purchaser under the terms of the "buy-sell" provision of the joint venture agreement and that it has been injured by reason of Registrant's position to the contrary. Adelphia sought compensatory and punitive damages in an unspecified amount and a declaration that nothing in the joint venture agreement limits the right of Adelphia, or any of its affiliates, from participating as an actual or potential purchaser in a sale of the system pursuant to the "buy-sell" provision of the joint venture agreement.

     By order dated July 12, 2000, the Court granted Registrant's motion for partial summary judgement, declaring that neither Adelphia nor any of its affiliates may bid on or attempt to purchase the assets and business of the Venture. The Court ordered Adelphia to proceed diligently with Registrant to locate one or more third parties to complete the sale and enjoined the defendants from interfering with the sale. By order dated July 26, 2000, the Court clarified its decision to provide that the sale must be structured so as to avoid any unnecessary tax liability and thus to generate the highest net return to the joint venture.

     On July 25, 2000, Registrant filed an order to show cause why defendants should not be required to comply with the terms of the joint venture agreement relating to Registrant's right to participate in the management of the Venture. By a Stipulation and Consent Order dated July 31, 2000 (the "Consent Order"), Adelphia consented to the requested relief, and the Court entered the stipulation as an order of the Court on August 3, 2000. No action has yet been taken on Registrant's request to dismiss the remainder of the defendants' counterclaims, which Registrant believes cannot be sustained in light of the Court's rulings.

     The Consent Order contains detailed provisions regarding the management of the joint venture pending sale, and, among other things, prohibits capital expenditures by C-ML Cable without Registrant's consent and requires Adelphia to comply with other provisions of the joint venture agreement regarding management decision-making and Adelphia's duty to furnish Registrant with financial and operating information concerning C-ML Cable. However, it is Registrant's view that Adelphia has not yet complied satisfactorily with the Consent Order.

     On August 4, 2000, the Adelphia parties served a notice of appeal of the Court's July 12 and July 26 orders granting Registrant's motion for partial summary judgement and requiring defendants to proceed diligently with Registrant to sell the assets and business of the Venture to a third party and to do so in a manner that would result in the highest net return to the joint venture.

     On August 15, 2000, the Adelphia defendants moved before the Appellate Division, First Department, to stay enforcement of the trial court's orders and judgements entered July 12 and July 26, 2000. On September 15, 2000, the Appellate Division of the New York State Supreme Court denied Adelphia's motion for a stay of the July 12 and July 26 orders of the Supreme Court. On January 23, 2001, the Appellate Division affirmed the decisions and orders of the lower court. On February 26, 2001, Adelphia moved before the Appellate Division for leave to file an appeal to the Court of Appeals. On April 17, 2001, the Appellate Division denied that motion.

     Pursuant to an order of the Supreme Court issued on August 1, 2000, in response to Registrant's request, the parties have been directed to proceed with an accounting before a Special Referee to determine how the proceeds of the sale should be apportioned between the parties so as to compensate Registrant for its potential damages. The accounting proceeding is proceeding before a Referee appointed by the Supreme Court and a final pre-hearing conference is scheduled in that proceeding for October 10, 2001.

     On October 25, 2000, Registrant sent a notice to Adelphia, in accordance with the provisions of the joint venture agreement, terminating Adelphia's position as manager of the joint venture, effective November 15, 2000. The notice (and the documents incorporated in the notice) cited numerous breaches of the joint venture agreement by Adelphia, which Adelphia has failed to cure, including, among other things, unilaterally making decisions on material matters that are supposed to be made jointly with Registrant, making unauthorized capital expenditures totaling tens of millions of dollars without the consent of Registrant, engaging in a major capital improvement program in violation of Registrant's express instructions, and concealing from Registrant the operating and capital budgets pursuant to which Adelphia was managing the joint venture, while at the same time denying their existence to Registrant. As a result of the notice, Adelphia was required to cede to Registrant managerial responsibility for the day-to-day operations of the joint venture on November 15, 2000. By letters dated November 1 and November 3, 2000, Adelphia disputes the validity and effect of Registrant's notice.

     On October 25, 2000, the Supreme Court signed an order as requested by Registrant, requiring Adelphia and one of its executives to show cause why they should not be held in contempt of court because of their alleged violations of terms of the Consent Order concerning Registrant's right to participate in the management of the joint venture. Among the relief sought in Registrant's motion was an order holding Adelphia and an executive in contempt and requiring Adelphia to provide to Registrant all books, records and assistance necessary to enable Registrant to assume management responsibility for the joint venture, and awarding a statutory fine of $250 per violation and the attorneys' fees incurred in bringing the motion. In seeking such relief, Registrant alleged that, among other things, Adelphia has been making substantial capital expenditures without Registrant's knowledge or approval, and managing the joint venture in accordance with detailed operating and capital expense budgets that were concealed from Registrant. On November 15, 2000, the Supreme Court referred the matter to a Special Referee to conduct any necessary evidentiary hearings and to hear and report his findings. The hearing took place during January 2001 and post-hearing memoranda were provided to the Court on February 9, 2001. By report filed March 15, 2001, the Special Referee recommended that Adelphia (but not the executive) be adjudged in contempt and that Adelphia be ordered to pay a statutory fee and reimburse Registrant for its reasonable attorneys' fees, but recommended against Registrant's having the right to assume management responsibility for the joint venture. On April 30, 2001, the Supreme Court entered an order confirming the conclusion of the Referee that Adelphia be held in contempt, and referred the matter to the Referee for an assessment of the attorneys' fees to be reimbursed to Registrant. The Court declined to reject the Referee's finding that Registrant should not be allowed to assume management of the joint venture and declined to reject the Referee's finding that the Adelphia executive not be held in contempt. On June 1, 2001, Registrant filed a notice of appeal to the Appellate Division from those portions of the Supreme Court's April 30 order that confirmed the Referee's Report over Registrant's objection.

     As a result of the Court orders described above, the effort to sell C-ML Cable is now proceeding. By mutual agreement, Registrant and Adelphia have selected a broker, the offering memorandum for use in the auction of the cable systems has been distributed to possible purchasers and C-ML Cable is in the middle of the due diligence process of such sale. There is no assurance that acceptable bids will be received in connection with such sales process, or even if acceptable bids are received, that the sale will be consummated; and Registrant is not able to estimate when a sale will take place. For the thirteen and twenty-six weeks ended June 30, 2000, Registrant incurred approximately $1.1 million for legal costs related to such Adelphia litigation. In addition, such costs cumulatively amount to approximately $2.7 million through April 30, 2001.

     Registrant cannot presently determine when contingencies related to the sale of its properties will be resolved. In addition, the General Partner currently anticipates that the pendency of certain litigation, as discussed above and below, the related claims against Registrant for indemnification, other costs and expenses related to such litigations, and the involvement of management, will adversely affect (i) the timing of the termination of Registrant, (ii) the amount of proceeds which may be available for distribution, and (iii) the timing of the distribution to the limited partners of the net proceeds from the liquidation of Registrant's assets.

     In September 1998, much of Puerto Rico was devastated by Hurricane Georges. Registrant's share of damage to the distribution plant was approximately $859,000. Since such damaged assets were not covered by insurance policies nor salvageable by repairs, such amount of net plant and equipment was written-off during the year ended December 25, 1998. The Hurricane damage was determined to have caused total loss of these assets. The write-off of net plant and equipment of approximately $859,000 (Registrant's share) represented the net book value of distribution plant destroyed by the Hurricane. Through June 30, 2000, Registrant recorded, as revenue, approximately $2.2 million related to its share of anticipated insurance recoveries related to subscriber refunds. C-ML Cable has completed negotiations with the insurance carrier. C-ML Cable has received the remaining insurance claims of $705,000 ($352,500 Registrant's share) related to such hurricane damage, and recorded these payments in the third quarter of 2000. C-ML Cable also recorded a gain of $200,000 ($100,000 Registrant's share) at that time.

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

     With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claimed that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs sought, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, and compensatory and punitive damages.

     Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Accordingly, defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs both appealed that order and moved, inter alia, for leave to amend their complaint in order to re-assert certain of their claims as derivative claims on behalf of Registrant.

     On June 8, 2000, the New York Supreme Court, Appellate Division - First Department, issued a Decision and Order unanimously affirming the New York Supreme Court's dismissal of the plaintiffs' complaint in its entirety. On June 13, 2000, the New York Supreme Court denied plaintiffs' motion to clarify or modify the Court's March 3, 1999 order. On August 17, 2000, plaintiffs filed a motion to modify the Supreme Court's June 13, 2000 order and to permit them to file their previously proposed derivative complaint. On January 16, 2001, the Supreme Court denied the motion.

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPmm, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, Registrant has received notices of requests for indemnification from the following defendants named therein: the General
Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the thirteen and twenty-six week periods ended June 30, 2000, Registrant incurred approximately $51,000 and $68,000, respectively, for legal costs relating to such indemnification. Cumulatively, such costs amount to approximately $776,000 through June 30, 2000. In addition, such costs cumulatively amount to approximately $900,000 through April 30, 2001.


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

     Pursuant to the Connecticut Agreement, Registrant deposited $3.3 million into an indemnity escrow account against which Aurora could make indemnification claims until December 31, 2000; no such claims were made. At the closing, pursuant to the terms of the Wincom-WEBE-WICC Loan, an initial amount of approximately $8.2 million was paid to the Wincom Bank, as partial payment of the lender's 15% residual interest in the net proceeds from the sale of the Connecticut Stations. In addition, approximately $6.6 million was applied to repay certain amounts owed to Registrant by the Connecticut Stations. The General Partner has determined to add this amount to Registrant's working capital to meet potential Registrant expenses and contingencies. If working capital is not utilized by Registrant, in accordance with the terms of the Partnership Agreement, it will ultimately be distributed to the partners, in accordance with the terms of the Partnership Agreement. In addition, Registrant held approximately $11.5 million of the sales proceeds to pay (or to reserve for payment of) expenses and liabilities relating to the operations of the Connecticut Stations prior to the sale, as well as wind-down expenses, sale-related expenses, contingent obligations of the Connecticut Stations, and the balance of the 15% residual interest in the net sales proceeds payable to the lender under the Wincom-WEBE-WICC Loan. On October 29, 1999, the remaining sales proceeds of approximately $36.4 million, after accounting for certain expenses of Registrant, were distributed to partners of record as of August 31, 1999, in accordance with the terms of the Partnership Agreement. Registrant recognized a gain of approximately $39.7 million on the sale of the Connecticut Stations during the quarter ended September 24, 1999.

     On January 24, 2001, $3.3 million plus interest was released from the escrow account relating to the sale of the Connecticut Stations. In addition, on April 30, 2001, approximately $4.6 million was released from the reserve established upon such sale. In accordance with the terms of the Partnership Agreement, the amounts of such discharged escrowed proceeds and released reserves from the sale of the Connecticut Stations, after accounting for certain expenses of Registrant, were included in a cash distribution on May 29, 2001.

     As of May 31, 2001, Registrant had approximately $74,000 remaining in cash reserves from the sale of the Connecticut Stations. To the extent any such amounts are subsequently released, such amounts will be distributed to partners of record as of the date when such reserves are released.

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

     Pursuant to the Cleveland Agreement, Registrant deposited $2.5 million into an indemnity escrow account against which Chancellor could make indemnification claims for a period of up to two years after the closing; no such claims were made. Approximately $2.0 million was used to repay in full the remaining outstanding balance of the Wincom-WEBE-WICC Loan and pursuant to the terms of the Wincom-WEBE-WICC Loan, an initial amount of approximately $7.3 million was paid to the Wincom Bank, pursuant to its 15% residual interest in the net sales proceeds from the sale of Wincom. In addition, Registrant held approximately $2.6 million of the sales proceeds to pay (or to reserve for payment of) wind-down expenses, sale-related expenses and the balance, if any, of the Wincom Bank's residual interest. The remaining sales proceeds of $35.3 million were included in the cash distribution made to partners on March 30, 1999 in accordance with the terms of the Partnership Agreement. Registrant recognized a gain of approximately $41.5 million on the sale of the Cleveland Station during the first quarter of 1999.

     On February 4, 2000, Registrant received the discharge of escrowed proceeds of $1.5 million, plus interest earned thereon, generated from the sale of the Cleveland Station. In accordance with the terms of the Partnership Agreement, the amount of such discharged escrowed proceeds, after accounting for certain expenses of Registrant, was included in the cash distribution to limited partners of $1,485,153 ($7.90 per Unit) and $15,001 to its General Partner, representing its 1% share. This cash distribution to limited partners was paid to limited partners of record as of February 4, 2000 on June 21, 2000.

     On February 5, 2001, the remaining $1.0 million plus interest was released from the escrow account relating to the sale of the Cleveland Station. In addition, on April 30, 2001, approximately $2.3 million was released from the reserve established upon such sale. In accordance with the terms of the Partnership Agreement, the amounts of such discharged escrowed proceeds and released reserves from the sale of the Cleveland Station, after accounting for certain expenses of Registrant, were included in a cash distribution on May 29, 2001.

     As of May 31, 2001, Registrant had approximately $76,000 remaining in cash reserves from the sale of the Cleveland Station. To the extent any such amounts are subsequently released, such amounts will be distributed to partners of record as of the date when such reserves are released.

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

     Pursuant to the Anaheim Agreement, Registrant deposited $1.0 million into an indemnity escrow account against which Citicasters could make indemnification claims for a period of one year after the closing. In addition, Registrant held approximately $5.2 million of the sales proceeds to pay (or to reserve for payment of) expenses and liabilities relating to the operations of the Anaheim Stations prior to the sale as well as wind-down expenses, sale-related expenses and contingent obligations of the Anaheim Stations. The remaining sales proceeds of approximately $23.9 million were included in the cash distribution made to partners on March 30, 1999, after accounting for certain expenses of Registrant, in accordance with the terms of the Partnership Agreement. Registrant recognized a gain of approximately $19.8 million on the sale of the Anaheim Stations during the first quarter of 1999.

     On January 31, 2000, Registrant received the discharge of escrowed proceeds of $1.0 million, plus interest earned thereon, generated from the sale of the Anaheim Stations. In accordance with the terms of the Partnership Agreement, the entire amount of such discharged escrowed proceeds was used to account for certain expenses of Registrant.

     On April 30, 2001, approximately $4.1 million was released from the reserve account relating to the sale of the Anaheim Stations. In accordance with the terms of the Partnership Agreement, the amounts of such released reserves from the sale of the Anaheim Stations, after accounting for certain expenses of Registrant, was included in a cash distribution on May 29, 2001.

     As of May 31, 2001, Registrant had approximately $4,000 remaining in cash reserves from the sale of the Anaheim Stations. To the extent any such amounts are subsequently released, such amounts will be distributed to partners of record as of the date of such release from reserves.

California Cable Systems

     On May 31, 1996, Registrant consummated a sale to Century Communications Corp. ("Century") of substantially all of the assets used in Registrant's California Cable Operation serving the Anaheim, Hermosa Beach/Manhattan Beach, Rohnert Park/Yountville and Fairfield communities (the "California Cable Systems"). Upon closing of the sale of the California Cable Systems, Registrant set aside approximately $40.7 million in a cash reserve to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems' operations prior to and resulting from their sale, as well as a potential purchase price adjustment. In accordance with the terms of the Partnership Agreement, any amounts which may be available for distribution from any unused cash reserves, after accounting for certain other expenses of Registrant, including certain expenses incurred after May 31, 1996, will be distributed to partners of record as of the date such unused reserves are released, when Registrant determines such reserves are no longer necessary, rather than to the partners of record on May 31, 1996, the date of the sale. As of May 31, 2001, Registrant had approximately $13.7 million remaining in such cash reserves.

Cable Television Industry Regulation

     The cable television industry is subject to significant regulation at both the federal and local level. Federal regulation of cable television systems is conducted primarily through the Federal Communications Commission ("FCC" or "Commission"), while local regulation is done through local franchise authorities ("LFAs") that enter into individual franchise agreements with cable operators. Some state governments also regulate cable television service.

     The FCC has, among other things, established regulations concerning mandatory signal carriage and retransmission consent; consumer service standards; the rates for service, equipment, and installation that may be charged to subscribers; and the rates and conditions for commercial channel leasing. FCC regulations further include detailed provisions concerning non-duplication of network programming, sports program blackouts, program origination, ownership of cable television systems, and equal employment opportunities. In addition, the Commission oversees comprehensive registration and reporting requirements and various technical standards. The FCC also issues permits, licenses, or registrations for microwave facilities, mobile radios, and receive-only satellite earth stations, all of which are commonly used in the operation of cable systems.

     In addition, the Copyright Office regulates certain aspects of cable television system operation pursuant to the Copyright Act of 1976, which imposes copyright liability on all cable television systems for their primary and secondary transmissions of copyrighted programming.

Rate Regulation

     As noted above, the FCC regulates the rates for service, equipment, and installation that may be charged to subscribers. In addition, under the Communications Act of 1934, as amended (the "Communications Act"), cable systems that are not subject to "effective competition" are subject to regulation by LFAs regarding the rates that may be charged to subscribers. LFAs may certify with the FCC to regulate the rates cable operators charge for the basic service tier ("BST") of programming and the associated subscriber equipment of cable systems within their jurisdictions. The BST must include all broadcast signals (with the exception of national "superstations"), including those required to be carried under the mandatory carriage provisions of the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act") (see infra). Any public, educational, and governmental ("PEG") access channels required by the local franchise agreement also must be offered on the BST.

     Pursuant to FCC rules, the Telecommunications Regulatory Board of Puerto Rico (the "Board") filed for certification to regulate the rates of the cable system operated by the Venture. The cable system operator contested the certification, claiming that it was subject to effective competition, and therefore exempt from rate regulation, because fewer than 30 percent of the households in the system's franchise area subscribe to the system. The FCC's Cable Services Bureau, however, upheld the Board's certification, and in November 1998 the FCC denied both the cable operator's application for review of the decision and a request for stay. The cable operator filed a petition for reconsideration of the FCC's denial of the application for review, which remains pending.

     Under FCC rules, a cable system remains subject to rate regulation until the Commission finds that effective competition exists. Although the franchising authority for the San Juan cable system has been authorized by the FCC to regulate the system's basic cable and equipment rates and charges, it has not yet sent a notice to the system to initiate rate regulation. If the franchising authority were to take steps to initiate rate regulation, however, the operator would be prohibited from raising objections based on effective competition until the end of this year: Pursuant to the system's most recent franchise agreement, the operator is restricted from "asserting that it is subject to effective competition" until December 31, 2001. Regulation may result in reduced revenues going forward and in refunds to customers for charges above those allowed by the FCC's rate regulations for up to 12 months retroactively from when new rates are initiated or the franchising authority issues a potential refund accounting order.

     Pursuant to the Telecommunications Act of 1996 (the "1996 Act"), the FCC's jurisdiction to regulate the rates of the cable programming service tier ("CPST"), which generally includes programming other than that carried on the BST or offered on a per-channel or per-program basis, expired on March 31, 1999. The CPST is now exempt from rate regulation. The FCC has announced, however, that it will process and rule upon rate complaints relating to the CPST for periods prior to April 1, 1999.

     Rates for basic services generally are set pursuant to a benchmark formula, and the Commission has reserved the right to alter its established benchmarks. In the alternative, an operator may use a cost-of-service methodology to show that its basic service rates are reasonable. The FCC's rate regulations limit increases in regulated rates to an inflation indexed amount plus increases in certain costs, such as taxes, franchise fees, increased programming costs, and the costs of complying with certain franchise requirements. Rates also can be adjusted if an operator adds or deletes channels or completes a significant system rebuild or upgrade.

     Parties periodically have called upon the FCC to freeze cable rates and to increase rate regulation. Congress and the FCC also have continued to express some interest in cable rates and programming costs. Registrant cannot predict the likelihood or potential outcome of any FCC or congressional action on these issues.

Mandatory Carriage and Retransmission Consent

     Cable operators generally are required to devote up to one-third of their activated channel capacity to the carriage of local commercial television stations. Television broadcasters, on a cable-system-by-cable-system basis, must decide once every three years whether to proceed under the so-called "must carry" rules or to waive that right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent permitting the cable system to carry the station's signal.

     The FCC currently is considering cable operators' obligations to carry the signals of broadcast stations as the stations convert to digital services, including the obligations that should exist during the digital television transition period when broadcasters' analog and digital signals will be operating simultaneously. In January of this year, the FCC resolved a number of technical and legal issues concerning cable must carry rights of digital broadcasters. The agency determined that digital-only television stations are entitled to carriage of a single programming stream. The FCC also tentatively concluded that a dual carriage obligation (applicable to both analog and digital signals) would be unconstitutional. The Commission currently is seeking further comment on this issue. Registrant cannot predict what effect the outcome of this proceeding will have on its operations.

Concentration of Ownership

     The 1992 Cable Act directed the FCC to establish reasonable limits on the number of cable subscribers a single company may reach through cable systems it owns (horizontal concentration) and the number of system channels that a cable operator can use to carry programming services in which it holds an ownership interest (vertical concentration).

     Pursuant to that directive, the FCC promulgated rules that prohibited an entity from holding an "attributable interest" in cable systems serving more than 30% of all cable subscribers nationwide. The FCC revised these horizontal ownership restrictions in October of 1999, retaining a 30% nationwide cap, but relaxing it somewhat by basing the cap on the percentage of multichannel video programming subscribers served nationwide. The FCC thereby incorporated direct broadcast satellite ("DBS") customers, as well as subscribers to other alternative video programming services in the cap. The FCC also promulgated vertical ownership restrictions that placed a 40% limit on the number of channels (up to 75 channels) that may be occupied by services from programmers in which the cable operator has an attributable ownership interest.

     In the same decision in which it revised its horizontal cap, the agency also modified its rules regarding the attribution of limited partners with respect to both the horizontal ownership and vertical ownership (or "channel occupancy") rules. The rules now allow a limited partnership interest to be treated as non-attributable for purposes of those rules so long as the general partner is able to certify that the limited partner is not materially involved in the video programming activities of the partnership.

     In March of 2001, however, a federal court of appeals held in Time Warner Entertainment Co., L.P. v. Federal Communications Commission, 2001 WL 201978 (D.C. Cir. 2001) that both the horizontal and vertical ownership limits that the FCC adopted pursuant to the 1992 Cable Act were unconstitutional. Accordingly, the Court reversed and remanded the FCC's ownership limits and vacated specific portions of the FCC's ownership attribution rules. It is anticipated that the FCC will take action to reevaluate horizontal ownership limits in light of this decision.

     In addition, the 1992 Cable Act and FCC rules restrict the ability of programmers in which cable operators hold an attributable interest to enter into exclusive contracts with cable operators. Vertically integrated programmers also are generally prohibited from favoring cable operators over other multichannel video programming distributors.

Broadband Services

     Recently, cable operators have begun to offer high-speed Internet and other broadband services over their cable systems. A vigorous debate has arisen over the manner in which such services should be regulated, whether cable operators should be required to open their high-speed platforms to competitive Internet service providers ("ISPs"), and the role of local franchising authorities in any such regulation. The FCC has opened an inquiry proceeding to further examine these issues. With respect to the rights of LFAs to require cable operators to open their facilities to competitive ISPs, the agency has stated that it believes a uniform national policy is better than allowing each individual LFA to determine the issue.

     The FCC also is considering whether cable broadband services should be classified as "telecommunications services," "cable services," "information services," or some other type of service under the Communications Act. The outcome of this regulatory classification issue could have an important impact on the ability of both the Commission and LFAs to regulate cable Internet services. In addition, these issues recently have been addressed in several conflicting federal court opinions. Any rulemaking or other court decision could impact the manner in which broadband services can be offered over the cable system.

Renewal and Transfer

     The Cable Communications and Policy Act of 1984 (the "1984 Cable Act") established procedures for the renewal of cable television franchises by local franchising authorities. The procedures were designed to provide incumbent franchisees with a fair hearing on past performances, an opportunity to present a renewal proposal and to have it fairly and carefully considered, and a right of appeal if the LFA either fails to follow the procedures or denies renewal unfairly. These procedures were intended to provide an incumbent franchisee with substantially greater protection than previously available against the denial of its franchise renewal application.

     The 1992 Cable Act sought to address some of the issues left unresolved by the 1984 Cable Act. It established a more definite timetable in which the franchising authority is to act on a renewal request. It also narrowed the range of circumstances in which a franchised operator might contend that the
franchising   authority  had  constructively   waived  non-compliance  with  its
franchise.

     Cable system operators are sometimes confronted by proposals for competing local cable franchises. Such proposals may be presented during renewal proceedings. In addition, LFAs occasionally have proposed to construct their own cable systems or decided to invite other private interests to compete with the incumbent cable operator. Judicial challenges to such actions by incumbent system operators have, to date, generally been unsuccessful. Registrant cannot predict the outcome or ultimate impact of franchising and judicial actions.

     Pursuant to the 1992 Cable Act, when local consent to a transfer is required, the franchise authority must act within 120 days of submission of a transfer request. If this deadline is not met, the transfer is deemed approved. The 120-day period commences upon the submission to local franchising authorities of information required on a standardized FCC transfer form. The franchise authority may request additional information beyond that required under FCC rules. Further, the 1992 Cable Act gave local franchising officials the authority to prohibit the sale of a cable system if the proposed buyer operates another cable system in the jurisdiction or if such sale would reduce competition in cable service.

Broadcast/Cable Cross-Ownership

     The 1996 Act eliminated the statutory ban on broadcast station/cable cross-ownership. This cleared the way for the Commission to reconsider its rules prohibiting the common ownership of a broadcast television station and a cable system in the same local community. As part of a statutory obligation to review its multiple ownership rules every two years, however, the agency recently decided to retain these rules.

     The foregoing does not purport to be a complete summary of the provisions of the Communications Act, the 1992 Cable Act, the 1996 Act, or of the regulation and policies of the FCC thereunder. Moreover, proposals for additional or revised statutory or regulatory requirements are considered by Congress and the FCC from time to time. It is not possible to predict what legislative, regulatory, or judicial changes, if any, may occur or their impact on the Registrant's business or operations.

Forward Looking Information

     In addition to historical information contained or incorporated by reference in this report on Form 10-Q, Registrant may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. In order to comply with the terms of the safe harbor for such statements provided by the Private Securities Litigation Reform Act of 1995, Registrant notes that a variety of factors, many of which are beyond its control, affect its operations, performance, business strategy, and results and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the effect of changing economic and market conditions, trends in business and finance, and in investor sentiment, the level of volatility of interest rates, the actions undertaken by both current and potential new competitors, the impact of current, pending, and future legislation and regulation both in the United States and throughout the world, the impact of current ongoing litigation as it relates to Registrant and the other risks and uncertainties detailed in this Form 10-Q, and as more fully detailed in Form 10-K incorporated by reference herein. Registrant undertakes no responsibility to update publicly or revise any forward-looking statements.

Results of Operations.

Thirteen week period ended June 30, 2000

     Registrant generated net income of approximately $2.4 million in the thirteen week period ended June 30, 2000, which was comprised of the following components: (i) net income from the operations of C-ML Cable of approximately $3.2 million and (ii) interest income of approximately $1.5 million, partially offset by (iii) management fees of approximately $266,000 and (iv) general and administrative expenses of approximately $2.0 million.

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

     Thirteen week period ended June 30, 2000 vs. thirteen week period ended June 25, 1999

     The decrease in net income of approximately $946,000 from the thirteen week period ended June 25, 1999 is primarily attributable to: (i) a decrease in net income from the discontinued radio station segment of approximately $1.4 million and (ii) an increase in general and administrative expenses of approximately $1.6 million due primarily to the litigation costs related to the Adelphia lawsuit, partially offset by (iii) an increase in net income of C-ML Cable of approximately $1.3 million and (iv) an increase in interest income of approximately $705,000 due to interest earned on the higher cash balances at the Parent level and higher interest rates for the 2000 period.

     The increase in net income of C-ML Cable of approximately $1.3 million from the thirteen week period ended June 25, 1999 was due to (i) an increase in net operating revenues of approximately $399,000 resulting from an increase in basic subscribers from 130,904 at the end of the second quarter of 1999 to 134,887 at the end of the second quarter of 2000, as well as an increase in advertising revenues, (ii) a decrease in property operating expense of approximately $681,000 due primarily to an increase in the labor capitalization rates, (iii) a decrease in depreciation and amortization expense of approximately $730,000 due primarily to a change in the accounting estimate for useful lives of intangible assets and (iv) a decrease in interest expense of approximately $245,000 due to the scheduled principal payment in late 1999, partially offset by (v) an increase in general and administrative expenses of approximately $722,000 primarily due to an increase in income taxes.

     The net income from the discontinued radio station segment decreased by approximately $1.4 million from the thirteen week period ended June 25, 1999 due to the sales of the Cleveland Station and the Anaheim Stations in January 1999 and the Connecticut Stations in August 1999.



Twenty-six week period ended June 30, 2000

     Registrant generated net income of approximately $5.3 million in the twenty-six week period ended June 30, 2000, which was comprised of the following components: (i) net income from the operations of C-ML Cable of approximately $5.8 million and (ii) interest income of approximately $2.7 million, partially offset by (iii) management fees of approximately $532,000 and (iv) general and administrative expenses of approximately $2.7 million.

Twenty-six week period ended June 25, 1999

     Registrant generated net income of approximately $67.1 million in the twenty-six week period ended June 25, 1999, which was comprised of the following components: (i) a gain of approximately $61.2 million on the sale of the Anaheim Stations and the Cleveland Station, (ii) net income from the operations of C-ML Cable of approximately $3.0 million, (iii) net income from the discontinued radio station segment of approximately $2.4 million and (iv) interest income of approximately $2.0 million, partially offset by (v) management fees of approximately $555,000 and (vi) general and administrative expenses of approximately $1.0 million.

     Twenty-six week period ended June 30, 2000 vs. twenty-six week period ended June 25, 1999

     The decrease in net income of approximately $61.8 million from the twenty-six week period ended June 25, 1999 is primarily attributable to (i) a one-time gain on the sales of the Anaheim Stations and the Cleveland Station in the 1999 period of approximately $61.2 million, in aggregate, (ii) a decrease in net income from the discontinued radio station segment of approximately $2.4 million, and (iii) an increase in general and administrative expenses of approximately $1.7 million due primarily to the litigation costs related to the Adelphia lawsuit, partially offset by (iv) an increase in net income of C-ML Cable of approximately $2.8 million and (v) an increase in interest income of approximately $722,000 due to interest earned on the higher cash balances at the Parent level and higher interest rates for the 2000 period.

     The increase in net income of C-ML Cable of approximately $2.8 million from the twenty-six week period ended June 25, 1999 was due to an increase in net operating revenues of approximately $1.1 million resulting from an increase in basic subscribers from 130,904 at the end of the second quarter of 1999 to 134,887 at the end of the second quarter of 2000, as well as an increase in advertising revenues; a decrease in property operating expense of approximately $1.5 million due primarily to an increase in the labor capitalization rates; a decrease in depreciation and amortization expense of approximately $1.3 million due primarily to a change in the accounting estimate for useful lives of intangible assets; and a decrease in interest expense of approximately $481,000 due to the scheduled principal payment in late 1999. These increases in net income components at C-ML Cable were partially offset by increases in general and administrative expenses of approximately $1.6 million primarily due to an increase in income taxes.

     The net income from the discontinued radio station segment decreased by approximately $2.4 million from the twenty-six week period ended June 25, 1999 primarily due to the sales of the Cleveland Station and the Anaheim Stations in January 1999 and the Connecticut Stations in August 1999.




Item 3. Quantitative and Qualitative Disclosure About Market Risk

     As of June 30, 2000, Registrant maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on Registrant's financial position.

     Registrant's outstanding long-term debt as of June 30, 2000, bears interest at fixed rates, therefore, changes in interest rates would have no effect on Registrant's results of operations.

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

     With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claimed that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs sought, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses, and compensatory and punitive damages.

     Defendants believe that they have good and meritorious defenses to the action, and vigorously deny any wrongdoing with respect to the alleged claims. Accordingly, defendants moved to dismiss the complaint and each claim for relief therein. On March 3, 1999, the New York Supreme Court issued an order granting defendants' motion and dismissing plaintiffs' complaint in its entirety, principally on the grounds that the claims are derivative and plaintiffs lack standing to bring suit because they failed to make a pre-litigation demand on the General Partner. Plaintiffs both appealed that order and moved, inter alia, for leave to amend their complaint in order to re-assert certain of their claims as derivative claims on behalf of Registrant.

     On June 8, 2000, the New York Supreme Court, Appellate Division - First Department, issued a Decision and Order unanimously affirming the New York Supreme Court's dismissal of the plaintiffs' complaint in its entirety. On June 13, 2000, the New York Supreme Court denied plaintiffs' motion to clarify or modify the Court's March 3, 1999 order. On August 17, 2000, plaintiffs filed a motion to modify the Supreme Court's June 13, 2000 order and to permit them to file their previously proposed derivative complaint. On January 16, 2001, the Supreme Court denied the motion.

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPmm, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, Registrant has received notices of requests for indemnification from the following defendants named therein: the General
Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the twenty-six week period ended June 30, 2000, Registrant incurred approximately $68,000 for legal costs relating to such indemnification. Cumulatively, such costs amount to approximately $776,000 through June 30, 2000. In addition, such costs cumulatively amount to approximately $900,000 through April 30, 2001.

     On March 24, 2000, Registrant commenced suit in New York Supreme Court (the "Court"), New York County, against Century Communications Corp. ("Century"), Adelphia Communications Corporation ("Adelphia") and Arahova Communications Inc. seeking a dissolution of Century-ML Cable Venture (the "Venture") and the appointment of a receiver for the sale of the Venture's assets (primarily the stock of the subsidiary of the Venture that owns the cable systems). The complaint alleged that, as successor to Century's position as Registrant's joint venture partner, Adelphia breached its fiduciary and contractual obligations to Registrant with respect to the operations of the Venture and by proposing to take action that would interfere with the sale of the cable systems to a third party through an auction process conducted in accordance with the terms of the joint venture agreement. Registrant also sought in the suit an order directing Adelphia and its affiliates to comply with the terms of the joint venture agreement and sought other equitable relief. Registrant also sought in the suit compensatory and punitive damages. The complaint stated that, if the Court should determine not to appoint a receiver for the sale of the Venture's assets, it should enter an order authorizing Registrant to conduct an auction for the sale of the Venture's assets to an unrelated third party or, in the alternative, directing that Registrant and the defendants diligently proceed to locate a buyer for the cable systems for the highest possible price and that the defendants be enjoined from interfering in any manner in the sale process, including by participating in that process as a bidder.

     On or about April 24, 2000, the Adelphia parties served their verified answer, affirmative defenses and counterclaims. The Adelphia parties denied the material allegations of the verified complaint. In addition, Adelphia asserted counterclaims for breach of contract, breach of fiduciary duty, breach of implied duty of good faith and fair dealing, and declaratory relief based on its claim that it is entitled to act as both seller and purchaser under the terms of the "buy-sell" provision of the joint venture agreement and that it has been injured by reason of Registrant's position to the contrary. Adelphia sought compensatory and punitive damages in an unspecified amount and a declaration that nothing in the joint venture agreement limits the right of Adelphia, or any of its affiliates, from participating as an actual or potential purchaser in a sale of the system pursuant to the "buy-sell" provision of the joint venture agreement.

     By order dated July 12, 2000, the Court granted Registrant's motion for partial summary judgement, declaring that neither Adelphia nor any of its affiliates may bid on or attempt to purchase the assets and business of the Venture. The Court ordered Adelphia to proceed diligently with Registrant to locate one or more third parties to complete the sale and enjoined the defendants from interfering with the sale. By order dated July 26, 2000, the Court clarified its decision to provide that the sale must be structured so as to avoid any unnecessary tax liability and thus to generate the highest net return to the joint venture.

     On July 25, 2000, Registrant filed an order to show cause why defendants should not be required to comply with the terms of the joint venture agreement relating to Registrant's right to participate in the management of the Venture. By a Stipulation and Consent Order dated July 31, 2000 (the "Consent Order"), Adelphia consented to the requested relief, and the Court entered the stipulation as an order of the Court on August 3, 2000. No action has yet been taken on Registrant's request to dismiss the remainder of the defendants' counterclaims, which Registrant believes cannot be sustained in light of the Court's rulings.

     The Consent Order contains detailed provisions regarding the management of the joint venture pending sale, and, among other things, prohibits capital expenditures by C-ML Cable without Registrant's consent and requires Adelphia to comply with other provisions of the joint venture agreement regarding management decision-making and Adelphia's duty to furnish Registrant with financial and operating information concerning C-ML Cable. However, it is Registrant's view that Adelphia has not yet complied satisfactorily with the Consent Order.

     On August 4, 2000, the Adelphia parties served a notice of appeal of the Court's July 12 and July 26 orders granting Registrant's motion for partial summary judgement and requiring defendants to proceed diligently with Registrant to sell the assets and business of the Venture to a third party and to do so in a manner that would result in the highest net return to the joint venture.

     On August 15, 2000, the Adelphia defendants moved before the Appellate Division, First Department, to stay enforcement of the trial court's orders and judgements entered July 12 and July 26, 2000. On September 15, 2000, the Appellate Division of the New York State Supreme Court denied Adelphia's motion for a stay of the July 12 and July 26 orders of the Supreme Court. On January 23, 2001, the Appellate Division affirmed the decisions and orders of the lower court. On February 26, 2001, Adelphia moved before the Appellate Division for leave to file an appeal to the Court of Appeals. On April 17, 2001, the Appellate Division denied that motion.

     Pursuant to an order of the Supreme Court issued on August 1, 2000, in response to Registrant's request, the parties have been directed to proceed with an accounting before a Special Referee to determine how the proceeds of the sale should be apportioned between the parties so as to compensate Registrant for its potential damages. The accounting proceeding is proceeding before a Referee appointed by the Supreme Court and a final pre-hearing conference is scheduled in that proceeding for October 10, 2001.

     On October 25, 2000, Registrant sent a notice to Adelphia, in accordance with the provisions of the joint venture agreement, terminating Adelphia's position as manager of the joint venture, effective November 15, 2000. The notice (and the documents incorporated in the notice) cited numerous breaches of the joint venture agreement by Adelphia, which Adelphia has failed to cure, including, among other things, unilaterally making decisions on material matters that are supposed to be made jointly with Registrant, making unauthorized capital expenditures totaling tens of millions of dollars without the consent of Registrant, engaging in a major capital improvement program in violation of Registrant's express instructions, and concealing from Registrant the operating and capital budgets pursuant to which Adelphia was managing the joint venture, while at the same time denying their existence to Registrant. As a result of the notice, Adelphia was required to cede to Registrant managerial responsibility for the day-to-day operations of the joint venture on November 15, 2000. By letters dated November 1 and November 3, 2000, Adelphia disputes the validity and effect of Registrant's notice.

     On October 25, 2000, the Supreme Court signed an order as requested by Registrant, requiring Adelphia and one of its executives to show cause why they should not be held in contempt of court because of their alleged violations of terms of the Consent Order concerning Registrant's right to participate in the management of the joint venture. Among the relief sought in Registrant's motion was an order holding Adelphia and an executive in contempt and requiring Adelphia to provide to Registrant all books, records and assistance necessary to enable Registrant to assume management responsibility for the joint venture, and awarding a statutory fine of $250 per violation and the attorneys' fees incurred in bringing the motion. In seeking such relief, Registrant alleged that, among other things, Adelphia has been making substantial capital expenditures without Registrant's knowledge or approval, and managing the joint venture in accordance with detailed operating and capital expense budgets that were concealed from Registrant. On November 15, 2000, the Supreme Court referred the matter to a Special Referee to conduct any necessary evidentiary hearings and to hear and report his findings. The hearing took place during January 2001 and post-hearing memoranda were provided to the Court on February 9, 2001. By report filed March 15, 2001, the Special Referee recommended that Adelphia (but not the executive) be adjudged in contempt and that Adelphia be ordered to pay a statutory fee and reimburse Registrant for its reasonable attorneys' fees, but recommended against Registrant's having the right to assume management responsibility for the joint venture. On April 30, 2001, the Supreme Court entered an order confirming the conclusion of the Referee that Adelphia be held in contempt, and referred the matter to the Referee for an assessment of the attorneys' fees to be reimbursed to Registrant. The Court declined to reject the Referee's finding that Registrant should not be allowed to assume management of the joint venture and declined to reject the Referee's finding that the Adelphia executive not be held in contempt. On June 1, 2001, Registrant filed a notice of appeal to the Appellate Division from those portions of the Supreme Court's April 30 order that confirmed the Referee's Report over Registrants objection.

     As a result of the Court orders described above, the effort to sell C-ML Cable is now proceeding. By mutual agreement, Registrant and Adelphia have selected a broker, the offering memorandum for use in the auction of the cable systems has been distributed to possible purchasers and C-ML Cable is in the middle of the due diligence process of such sale. There is no assurance that acceptable bids will be received in connection with such sales process, or even if acceptable bids are received, that the sale will be consummated; and Registrant is not able to estimate when a sale will take place. For the twenty-six week period ended June 30, 2000, Registrant incurred approximately $1.1 million for legal costs related to such Adelphia litigation. In addition, such costs cumulatively amount to approximately $2.7 million through April 30, 2001.

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

                  None

Item 5.           Other Information.

                  None

Item 6.           Exhibits and Reports on Form 8-K.

                 A). Exhibits:

                     Exhibit #                      Description

                     27.                            Financial Data Schedule

                  B).     Reports on Form 8-K

     On December 21, 2000, Registrant filed with the SEC a Current Report on Form 8-K dated August 14, 2000. This Current Report contained details of reasons why Registrant has not filed quarterly reports on Form 10-Q for the quarters ended June 30 and September 29, 2000 with the SEC.

     On April 30, 2001, Registrant filed with the SEC a Current Report on Form 8-K dated April 30, 2001. This Current Report contained details regarding the release of escrows from the sales of the Connecticut Stations, Cleveland Station and the Anaheim Stations. The report also contained the plan for the distribution of these funds.

     On May 25,2001, Registrant filed with the SEC a Current Report on Form 8-K dated May 25,2001. This Current Report contained details of the cash distribution payable on May 29,2001 relating to the sales of the Connecticut Stations, Cleveland Station and the Anaheim Stations.

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

                                                   ML MEDIA PARTNERS, L.P.
                                                   By: Media Management Partners
                                                       General Partner

                                                   By: ML Media Management Inc.


Dated: June 15, 2001                               /s/ Kevin K. Albert
                                                   -----------------------------
                                                   Kevin K. Albert
                                                   Director and President

Dated: June 15, 2001                               /s/ James V. Caruso
                                                   -----------------------------
                                                   James V. Caruso
                                                   Director and Executive Vice
                                                   President

Dated: June 15, 2001                               /s/ Anthony J. Lafaire
                                                   -----------------------------
                                                   Anthony J. Lafaire
                                                   Director and Vice President

Dated: June 15, 2001                               /s/ Diane T. Herte
                                                   -----------------------------
                                                   Diane T. Herte
                                                   Vice President and Treasurer
                                                   (principal accounting officer
                                                   and principal financial
                                                   officer of the Registrant)





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

                                                 ML MEDIA PARTNERS, L.P.
                                                 By: Media Management Partners
                                                     General Partner

                                                 By: RP Media Management

                                                 By: IMP Media Management, Inc.

Dated: June 15, 2001
                                                 -------------------------------
                                                 I. Martin Pompadur
                                                 President, Secretary and
                                                 Director
                                                 (principal executive officer of
                                                 the Registrant)

Dated: June 15, 2001                             /s/ Elizabeth McNey Yates
                                                 -------------------------------
                                                 Elizabeth McNey Yates
                                                 Executive Vice President