Form 10-Q/A
period 2000-06-30
ML MEDIA PARTNERS LP
filed 2001-06-21
CIK 785959

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

     This amendment to Registrant's Form 10-Q for the fiscal quarter ended June 30, 2000 is being filed to add the signature page that immediately follows this page.

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

                                        By: RP Media Management

                                        By: IMP Media Management, Inc.

Dated: June 21, 2001                    /s/ I. Martin Pompadur
                                        ----------------------------------------
                                            I. Martin Pompadur
                                            President, Secretary and
                                            Director
                                            (principal executive officer of
                                            the Registrant)

Dated: June 21, 2001                    /s/ Elizabeth McNey Yates
                                        ----------------------------------------
                                            Elizabeth McNey Yates
                                            Executive Vice President

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ML MEDIA PARTNERS, L.P.
                                       By: Media Management Partners
                                           General Partner

                                       By: ML Media Management Inc.


Dated: June 21, 2001                  /s/ Diane T. Herte
                                      ------------------------------------------
                                          Diane T. Herte
                                          Vice President and Treasurer
                                          (principal accounting officer
                                          and principal financial
                                          officer of the Registrant)