Form 10-Q
period 2000-09-29
ML MEDIA PARTNERS LP
filed 2001-06-29
CIK 785959

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 29, 2000

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


Item 1.   Financial Statements.

                                TABLE OF CONTENTS


     Consolidated Balance Sheets as of September 29, 2000 (Unaudited) and December 31, 1999 (Unaudited)

     Consolidated Income Statements for the Thirteen and Thirty-Nine Week Periods Ended September 29, 2000 (Unaudited) and September 24, 1999 (Unaudited)

     Consolidated Statements of Cash Flows for the Thirty-Nine Week Periods Ended September 29, 2000 (Unaudited) and September 24, 1999 (Unaudited)

     Notes to Consolidated Financial Statements for the Thirty-Nine Week Periods Ended September 29, 2000 (Unaudited) and September 24, 1999 (Unaudited)

                                                 ML MEDIA PARTNERS, L.P.
                                               CONSOLIDATED BALANCE SHEETS
                         AS OF SEPTEMBER 29, 2000 (UNAUDITED) AND DECEMBER 31, 1999 (UNAUDITED)

                                                                       September 29,      December 31,
                                                                           2000              1999
                                                                       -------------      -------------
ASSETS:
Cash and cash equivalents                                              $ 123,542,471      $ 125,574,620
Investments held by escrow agents                                          4,624,114          6,975,972

Accounts receivable (net of allowance for doubtful
   accounts of $266,020 and $605,910, respectively)                        2,260,260          1,924,269

Prepaid expenses and deferred charges (net of
   accumulated amortization of $86,811 and
   $585,969, respectively)                                                 1,618,376            620,792

Property, plant and equipment (net of accumulated
   depreciation of $17,746,397 and $15,373,234,
   respectively)                                                          35,750,982         27,663,870

Intangible assets (net of accumulated amortization
   of $33,288,341 and $33,149,500, respectively)                           4,967,195          5,101,394

Other assets                                                               1,027,091            705,377
                                                                       -------------      -------------
TOTAL ASSETS                                                           $ 173,790,489      $ 168,566,294
                                                                       =============      =============


(Continued on the following page.)

                             ML MEDIA PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
     AS OF SEPTEMBER 29, 2000 (UNAUDITED) AND DECEMBER 31, 1999 (UNAUDITED)
                                   (continued)

                                                                       September 29,      December 31,
                                                                           2000               1999
                                                                       -------------      ------------
LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:
Borrowings                                                             $  30,000,000      $ 30,000,000
Accounts payable and accrued liabilities                                  25,166,942        27,280,587
Subscriber advance payments                                                2,857,260         2,486,731
                                                                       -------------      ------------
Total Liabilities                                                         58,024,202        59,767,318
                                                                       -------------      ------------
Commitments and Contingencies
 (Notes 2 and 4)

Partners' Capital:
General Partner:
   Capital contributions, net of offering expenses                         1,708,299         1,708,299
   Cumulative cash distributions                                          (2,373,471)       (2,358,470)
Cumulative income                                                          1,885,753         1,801,078
                                                                       -------------      ------------
                                                                           1,220,581         1,150,907
                                                                       -------------      ------------
Limited Partners:
   Capital contributions, net of offering expenses
     (187,994 Units of Limited    Partnership Interest)                  169,121,150       169,121,150
   Tax allowance cash distribution                                        (6,291,459)       (6,291,459)
   Cumulative cash distributions                                        (234,973,701)     (233,488,548)
   Cumulative income                                                     186,689,716       178,306,926
                                                                       -------------      ------------
                                                                         114,545,706       107,648,069
                                                                       -------------      ------------
Total Partners' Capital                                                  115,766,287       108,798,976
                                                                       -------------      ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                $ 173,790,489      $168,566,294
                                                                       =============      ============


See Notes to Consolidated Financial Statements (Unaudited).

                             ML MEDIA PARTNERS, L.P.
                         CONSOLIDATED INCOME STATEMENTS
     FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 29, 2000
                 (UNAUDITED) AND SEPTEMBER 24, 1999 (UNAUDITED)


                                            Thirteen Weeks                            Thirty-Nine Weeks
                                     ----------------------------              -------------------------------
                                 September 29,         September 24,         September 29,         September 24,
                                     2000                  1999                  2000                  1999
                                 -------------         -------------         -------------          ------------
Partnership Operating
   Revenues and Expenses:

REVENUES:
Operating revenues               $   8,990,250         $   9,331,407         $  26,519,277          $ 25,796,061

Interest                             1,487,049             1,175,783             4,234,815             3,201,932
                                 -------------         -------------         -------------          ------------
Total revenues                      10,477,299            10,507,190            30,754,092            28,997,993
                                 -------------         -------------         -------------          ------------
COSTS AND EXPENSES:
Property operating                     769,245             4,525,913             5,317,682             1,468,358

General and administrative           4,418,090             3,135,131            12,257,674             7,708,972

Depreciation and
   amortization                        436,738             1,749,116             2,577,412             5,223,890

Interest expense                       714,830               947,000             2,127,439             2,841,000
Management fees                        266,061               274,158               798,189               829,102
                                 -------------         -------------         -------------          ------------
Total costs and expenses             7,304,077             6,874,650            22,286,627            21,920,646
                                 -------------         -------------         -------------          ------------

Income from continuing
   operations                        3,173,222             3,632,540             8,467,465             7,077,347
                                 -------------         -------------         -------------          ------------

DISCONTINUED OPERATIONS:

Income from discontinued
   operations -Radio
   Station Segment                           -               625,647                     -             3,009,583


(Continued on the following page.)

                             ML MEDIA PARTNERS, L.P.
                         CONSOLIDATED INCOME STATEMENTS
     FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 29, 2000
                 (UNAUDITED) AND SEPTEMBER 24, 1999 (UNAUDITED)
                                   (continued)

                                            Thirteen Weeks                            Thirty-Nine Weeks
                                     ----------------------------              -------------------------------
                                 September 29,         September 24,         September 29,          September 24,
                                     2000                  1999                  2000                   1999
                                 -------------         -------------         -------------          -------------
Gain on sale - Radio
   Station Segment                      -                 40,793,906                -                 102,016,264
                                 -------------         -------------         -------------          -------------
 Total discontinued
    operations                          -                 41,419,553                -                 105,025,847
                                 -------------         -------------         -------------          -------------

NET INCOME                       $   3,173,222         $  45,052,093         $   8,467,465          $  12,103,194
                                 =============         =============         =============          =============
PER UNIT OF LIMITED
   PARTNERSHIP INTEREST:

Income from continuing
   operations                    $       16.71         $       19.13         $       44.59          $       37.27
                                 -------------         -------------         -------------          -------------
Income from discontinued
   operations - Radio
   Station Segment                      -                       3.30                -                       15.85


Gain on sale -Radio
   Station Segment                      -                     214.82                -                      537.23
                                 -------------         -------------         -------------          -------------
                                        -                     218.12                -                      553.08
                                 -------------         -------------         -------------          -------------
NET INCOME                       $       16.71         $      237.25         $       44.59          $      590.35
                                 =============         =============         =============          =============
Number of Units                        187,994               187,994               187,994                187,994
                                 =============         =============         =============          =============

See Notes to Consolidated Financial Statements (Unaudited).

                             ML MEDIA PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 29, 2000 (UNAUDITED)
                       AND SEPTEMBER 24, 1999 (UNAUDITED)


                                                                       September 29,      September 24,
                                                                           2000               1999
                                                                       -------------      -------------
Cash flows from operating activities:
Net income                                                             $   8,467,465      $ 112,103,194
Adjustments to reconcile net income
 to net cash provided by operating activities:
Income from discontinued operations - Radio Station Segment                    -             (3,009,583)
Depreciation and amortization                                              2,577,412          5,223,890
Bad debt expense                                                             203,480               (815)
Gain on sale of discontinued operations - Radio Station Segment                -           (102,016,264)
Changes in operating assets and liabilities:
 (Increase)/Decrease:
   Accounts receivable                                                      (335,991)           876,592
   Investments held by escrow agents                                       2,351,858         (6,579,519)
   Prepaid expenses and deferred charges                                    (997,584)             4,472
   Other assets                                                             (321,714)         2,902,065
 (Decrease)/Increase:
   Accounts payable and accrued liabilities                               (2,103,839)        (3,148,266)
   Subscriber advance payments                                               370,529            (50,214)
                                                                       -------------      -------------

Net cash provided by continuing operations                                 6,305,552         10,211,616

Net cash provided by discontinued  operations - Radio Station Segment          -              3,289,939
                                                                       -------------      -------------
Net cash provided by operating activities                                 10,211,616          9,595,491
                                                                       -------------      -------------

(Continued on the following page.)

                             ML MEDIA PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      FOR THE THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 29, 2000 (UNAUDITED)
                       AND SEPTEMBER 24, 1999 (UNAUDITED)
                                   (continued)

                                                                       September 29,      September 24,
                                                                           2000               1999
                                                                       -------------      -------------
Cash flows from investing activities:
Proceeds from the sale of discontinued operations
     - Radio Station Segment                                                   -          $ 125,051,858
Payment of costs incurred related to sale of discontinued operations
     - Radio Station Segment                                                   -               (321,023)
Payment of costs incurred related to the sale of the California Cable
     Systems                                                                  (9,806)           (45,823)
Purchase of property, plant and equipment                                (10,729,163)        (3,305,372)
Purchase of property, plant and equipment of discontinued operations
     - Radio Station Segment                                                   -                 (5,287)
Payment for intangible assets                                                 (4,642)           (10,603)
                                                                       -------------      -------------
Net cash (used in)/provided by investing activities                      (10,743,611)       121,263,750
                                                                       -------------      -------------
Cash flows from financing activities:
Principal payments on borrowings of discontinued operations
     - Radio Station Segment                                                   -             (1,993,137)
Limited partners cash distribution                                        (1,485,153)       (63,353,978)
General Partner cash distribution                                            (15,001)          (639,939)
                                                                       -------------      -------------
Net cash used in financing activities                                     (1,500,154)       (65,987,054)
                                                                       -------------      -------------

Net increase in cash and cash equivalents                                 (2,032,149)         4,972,187
Cash and cash equivalents at beginning of year                           125,574,620        101,394,305
                                                                       -------------      -------------
Cash and cash equivalents at end of period                              $123,542,471       $166,366,492
                                                                       =============       ============

Cash paid for interest                                                 $   1,420,500       $  1,908,727
                                                                       =============       ============


See Notes to Consolidated Financial Statements (Unaudited).

                             ML MEDIA PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 29, 2000 (UNAUDITED)
                       AND SEPTEMBER 24, 1999 (UNAUDITED)


1. Basis of Presentation

     The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of the General Partner, necessary for a fair presentation of the financial position of the Partnership as of September 29, 2000 and the results of operations and cash flows of the Partnership for the interim periods presented. The results of operations for the thirty-nine week period ended September 29, 2000 are not necessarily indicative of the results of operations that may be expected for the entire year. Certain information and note disclosures normally included in the financial statements provided herein and prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules of the
Securities and Exchange Commission ("SE"). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Partnership's 1999 Annual Report on Form 10-K filed with the SEC on May 3, 2000.

     The financial statements of C-ML Cable, which are consolidated into the Partnership's unaudited financial statements, have been furnished to the Partnership by Adelphia Communications Corporation ("Adelphia"), the other partner in C-ML Cable, and have not been audited. With respect to the programming expenses reflected in the financial statements of C-ML Cable and reflected in the Partnership's unaudited financial statements included herein, which represent an allocation to C-ML Cable of Adelphia's programming expenses, the General Partner has not been able to review the books and records necessary to review the allocation. Until recently Adelphia had refused to provide the General Partner with access to those books and records (although the joint venture agreement provides that the Partnership is entitled to full access to all of C-ML Cable's books and records), and only recently, has Adelphia started to make such access available. The General Partner is unable to determine whether the review of the allocation to C-ML Cable of Adelphia's programming expenses would result in a material change to the Partnership's financial statements. Programming expenses are included and netted against the caption "Operating Revenues" on the Partnership's income statements.

2.  EBE-FM and WICC-AM, KEZY-FM and KORG-AM, Wincom and California Cable Systems

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

     Accounts payable and accrued liabilities in the accompanying Consolidated Balance Sheet as of September 29, 2000 include approximately $2.4 million in liabilities related to the discontinued Radio Station Segment, which were assumed by the Partnership.

     Summarized results of discontinued operations of the Radio Station Segment on the Consolidated Income Statements are as follows:

                                            Thirteen Weeks                            Thirty-Nine Weeks
                                      ----------------------------             -------------------------------
                                 September 29,         September 24,        September 29,           September 24,
                                     2000                  1999                 2000                    1999
                                 -------------         -------------        -------------           -------------
Operating
 revenues                        $     -               $   2,153,920        $     -                     8,131,424
                                 -------------         -------------        -------------           -------------
Less:
Operating
 expenses                              -                   1,528,273              -                     5,107,114

Interest
 expense                               -                       -                  -                        14,727
                                 -------------         -------------        -------------           -------------
                                       -                   1,528,273              -                     5,121,841
                                 -------------         -------------        -------------           -------------
Operating
  Income from discontinued
  operations - Radio
  Station Segment                      -                     625,647              -                     3,009,583

Gain on
 sale - Radio
 Station
 Segment                               -                  40,793,906              -                   102,016,264
                                 -------------         -------------        -------------           -------------
Total
 discontinued
 operations                      $     -               $   1,419,553        $     -                 $ 105,025,847
                                 =============         =============        =============           =============

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

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPmm, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, the Partnership has received notices of requests for indemnification from the following defendants named therein: the General
Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the thirteen and thirty-nine week periods ended September 29, 2000, the Partnership incurred approximately $30,000 and $98,000, respectively, for legal costs relating to such indemnification. For the thirteen and thirty-nine week periods ended September 24, 1999, the Partnership incurred approximately $39,000 and $160,000, respectively, for legal costs relating to such indemnification. Cumulatively, such costs amount to approximately $806,000 through September 29, 2000. In addition, such costs cumulatively amount to approximately $900,000 through April 30, 2001.

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

     As a result of the Court orders described above, the effort to sell C-ML Cable is now proceeding. By mutual agreement, the Partnership and Adelphia have selected a broker, the offering memorandum for use in the auction of the cable systems has been distributed to possible purchasers and C-ML Cable is in the middle of the due diligence process of such sale. There is no assurance that acceptable bids will be received in connection with such sales process, or even if acceptable bids are received, that the sale will be consummated; and the Partnership is not able to estimate when a sale will take place. For the thirteen and thirty-nine weeks ended September 29, 2000, the Partnership incurred approximately $319,000 and $1.4 million, respectively, for legal costs related to such Adelphia litigation. In addition, such costs cumulatively amount to approximately $2.7 million through April 30, 2001.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources.

     As of September 29, 2000, Registrant had $123,542,471 in cash and cash equivalents. Of this amount, approximately $37.0 million is restricted for use at the operating level of the Venture (as defined below) to fund capital expenditure programs and satisfy future non-recourse debt service requirements (including annual principal payments of $20 million, $10 million of which is Registrant's share); approximately $15.2 million is held in cash to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems prior to and resulting from their sale; and approximately $12.9 million is held in cash to cover operating liabilities and contingencies relating to the Anaheim Station, Cleveland Stations and Connecticut Stations prior to and resulting from their sale. All remaining cash and cash equivalents were available to Registrant for uses as provided in the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"). As of September 29, 2000, the amount payable for accrued management fees and expenses owed to the General Partner amounted to approximately $1.6 million.

     Registrant's ongoing cash needs will be to fund debt service, capital and operating expenditures and required working capital as well as to provide for costs and expenses related to the purported class action lawsuit and the Adelphia Communications Corporation ("Adelphia") lawsuit (see below).

     During the thirty-nine week period ended September 29, 2000, interest payments of $1,420,500 were made in connection with Registrant's C-ML Cable Notes/Credit Agreement. During 2000, Registrant is required to make scheduled principal repayments of $10.0 million under its C-ML Cable Notes/Credit Agreement.

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

     As of September 29, 2000, Registrant's sole remaining operating investment in media properties is its 50% interest in a joint venture (the "Venture"), which owns 100% of the stock of Century-ML Cable Corporation ("C-ML Cable Corp."), which owns and operates two cable television systems in Puerto Rico.

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

     As a result of the Court orders described above, the effort to sell C-ML Cable is now proceeding. By mutual agreement, Registrant and Adelphia have selected a broker, the offering memorandum for use in the auction of the cable systems has been distributed to possible purchasers and C-ML Cable is in the middle of the due diligence process of such sale. There is no assurance that acceptable bids will be received in connection with such sales process, or even if acceptable bids are received, that the sale will be consummated; and Registrant is not able to estimate when a sale will take place. For the thirteen and thirty-nine weeks ended September 29, 2000, Registrant incurred approximately $319,000 and $1.4 million, respectively, for legal costs related to such Adelphia litigation. In addition, such costs cumulatively amount to approximately $2.7 million through April 30, 2001.

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

     In September 1998, much of Puerto Rico was devastated by Hurricane Georges. Registrant's share of damage to the distribution plant was approximately $859,000. Since such damaged assets were not covered by insurance policies nor salvageable by repairs, such amount of net plant and equipment was written-off during the year ended December 25, 1998. The Hurricane damage was determined to have caused total loss of these assets. The write-off of net plant and equipment of approximately $859,000 (Registrant's share) represented the net book value of distribution plant destroyed by the Hurricane. Through September 29, 2000, Registrant recorded, as revenue, approximately $2.2 million related to its share of anticipated insurance recoveries related to subscriber refunds. C-ML Cable has completed negotiations with the insurance carrier. C-ML Cable has received the remaining insurance claims of $705,000 ($352,500 Registrant's share) related to such hurricane damage, and recorded these payments in the third quarter of 2000. C-ML Cable also recorded a gain of $200,000 ($100,000 Registrant's share) at that time.

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

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPmm, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, Registrant has received notices of requests for indemnification from the following defendants named therein: the General
Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the thirteen and thirty-nine week periods ended September 29, 2000, Registrant incurred approximately $30,000 and $98,000, respectively, for legal costs relating to such indemnification. Cumulatively, such costs amount to approximately $806,000 through September 29, 2000. In addition, such costs cumulatively amount to approximately $900,000 through April 30, 2001.

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

     Pursuant to the Connecticut Agreement, Registrant deposited $3.3 million into an indemnity escrow account against which Aurora could make indemnification claims until December 31, 2000; no such claims were made. At the closing, pursuant to the terms of the Wincom-WEBE-WICC Loan, an initial amount of approximately $8.2 million was paid to the Wincom Bank, as partial payment of the lender's 15% residual interest in the net proceeds from the sale of the Connecticut Stations. In addition, approximately $6.6 million was applied to repay certain amounts owed to Registrant by the Connecticut Stations. The General Partner has determined to add this amount to Registrant's working capital to meet potential Registrant expenses and contingencies. If working capital is not utilized by Registrant, in accordance with the terms of the Partnership Agreement, it will ultimately be distributed to the partners, in accordance with the terms of the Partnership Agreement. In addition, Registrant held approximately $11.5 million of the sales proceeds to pay (or to reserve for payment of) expenses and liabilities relating to the operations of the Connecticut Stations prior to the sale, as well as wind-down expenses, sale-related expenses, contingent obligations of the Connecticut Stations, and the balance of the 15% residual interest in the net sales proceeds payable to the lender under the Wincom-WEBE-WICC Loan. On October 29, 1999, the remaining sales proceeds of approximately $36.4 million, after accounting for certain expenses of Registrant, were distributed to partners of record as of August 31, 1999, in accordance with the terms of the Partnership Agreement. Registrant recognized a gain of approximately $40.6 million on the sale of the Connecticut Stations during the quarter ended September 24, 1999.

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

     Pursuant to the Cleveland Agreement, Registrant deposited $2.5 million into an indemnity escrow account against which Chancellor could make indemnification claims for a period of up to two years after the closing; no such claims were made. Approximately $2.0 million was used to repay in full the remaining outstanding balance of the Wincom-WEBE-WICC Loan and pursuant to the terms of the Wincom-WEBE-WICC Loan, an initial amount of approximately $7.3 million was paid to the Wincom Bank, pursuant to its 15% residual interest in the net sales proceeds from the sale of Wincom. In addition, Registrant held approximately $2.6 million of the sales proceeds to pay (or to reserve for payment of) wind-down expenses, sale-related expenses and the balance, if any, of the Wincom Bank's residual interest. The remaining sales proceeds of $35.3 million were included in the cash distribution made to partners on March 30, 1999 in accordance with the terms of the Partnership Agreement. During the thirteen and thirty-nine week periods ended September 24, 1999 Registrant recognized a gain of approximately $177,000 and $42.0 million, respectively, on the sale of the Cleveland Station.

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

     Pursuant to the Anaheim Agreement, Registrant deposited $1.0 million into an indemnity escrow account against which Citicasters could make indemnification claims for a period of one year after the closing. In addition, Registrant held approximately $5.2 million of the sales proceeds to pay (or to reserve for payment of) expenses and liabilities relating to the operations of the Anaheim Stations prior to the sale as well as wind-down expenses, sale-related expenses and contingent obligations of the Anaheim Stations. The remaining sales proceeds of approximately $23.9 million were included in the cash distribution made to partners on March 30, 1999, after accounting for certain expenses of Registrant, in accordance with the terms of the Partnership Agreement. Registrant recognized a gain of approximately $19.4 million on the sale of the Anaheim Stations during the first quarter of 1999.

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

     Results of Operations.

     Thirteen week period ended September 29, 2000

     Registrant generated net income of approximately $3.2 million in the thirteen week period ended September 29, 2000, which was comprised of the following components: (i) net income from the operations of C-ML Cable of approximately $2.4 million and (ii) interest income of approximately $1.5 million, partially offset by (iii) management fees of approximately $266,000 and
(iv) general and administrative expenses of approximately $403,000.


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

     Thirteen week period ended September 29, 2000 vs. thirteen week period ended September 24, 1999

     The decrease in net income of approximately $41.9 million from the thirteen week period ended September 24, 1999 is primarily attributable to: (i) a one time gain on the sales of the Connecticut Stations and the Cleveland Station in the 1999 period of approximately $40.8 million, in the aggregate, (ii) a decrease in net income from the discontinued radio station segment of approximately $626,000 and (iii) a decrease in net income of C-ML Cable of approximately $869,000, partially offset by (iv) an increase in interest income of approximately $311,000 due to interest earned on the cash reserves and escrow accounts for a full thirteen week period from the sale of the Connecticut Stations in August 1999, as well as higher cash balances at the Parent level and higher interest rates for the 2000 period.

     The decrease in net income of C-ML Cable of approximately $869,000 from the thirteen week period ended September 24, 1999 was due to (i) a decrease in net operating revenues of approximately $341,000 resulting from the net effect of an increase in programming expenses, offset by an increase in net operating revenues due to an increase in basic subscribers from 132,823 at the end of the third quarter of 1999 to 135,441 at the end of the third quarter of 2000, (ii) an increase in property operating expense of approximately $699,000 due primarily to an adjustment in the labor capitalization rate and (iii) an increase in general and administrative expenses of approximately $1.4 million primarily due to an increase in income taxes, partially offset by (iv) a decrease in depreciation and amortization expense of approximately $1.3 million due primarily to a change in the accounting estimate for useful lives of intangible assets and (v) a decrease in interest expense of approximately $232,000 due to the scheduled principal payment in late 1999.

     The net income from the discontinued radio station segment decreased by approximately $626,000 from the thirteen week period ended September 24, 1999 due to the sale of the Connecticut Stations in August 1999.

     Thirty-nine week period ended September 29, 2000

     Registrant generated net income of approximately $8.5 million in the thirty-nine week period ended September 29, 2000, which was comprised of the following components: (i) net income from the operations of C-ML Cable of approximately $8.1 million and (ii) interest income of approximately $4.2 million, partially offset by (iii) management fees of approximately $798,000 and
(iv) general and administrative expenses of approximately $3.1 million.

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


     Thirty-nine week period ended September 29, 2000 vs. thirty-nine period ended September 24, 1999

     The decrease in net income of approximately $103.6 million from the thirty-nine week period ended September 24, 1999 is primarily attributable to
(i) one-time gains on the sales of the Anaheim Stations, the Cleveland Station and the Connecticut Stations in the 1999 period of approximately $102.0 million, in aggregate, (ii) a decrease in net income from the discontinued radio station segment of approximately $3.0 million, and (iii) an increase in general and administrative expenses of approximately $1.6 million due primarily to the litigation costs related to the Adelphia lawsuit, partially offset by (iv) an increase in net income of C-ML Cable of approximately $1.9 million and (v) an increase in interest income of approximately $1.0 million due to interest earned on the cash reserves and escrow accounts for the full thirty-nine week period from the sales of the Connecticut Stations, the Cleveland Station and the Anaheim Stations, as well as higher cash balances at the Parent Level and higher interest rates for the 2000 period.

     The increase in net income of C-ML Cable of approximately $1.9 million from the thirty-nine week period ended September 24, 1999 was due to (i) an increase in net operating revenues of approximately $723,000 resulting from an increase in basic subscribers from 132,823 at the end of the third quarter of 1999 to 135,441 at the end of the third quarter of 2000, as well as an increase in advertising revenues; (ii) a decrease in property operating expense of approximately $792,000 due primarily to an increase in the labor capitalization rates; (iii) a decrease in depreciation and amortization expense of approximately $2.6 million due primarily to a change in the accounting estimate for useful lives of intangible assets; and (iv) a decrease in interest expense of approximately $714,000 due to the scheduled principal payment in late 1999. These increases in net income components at C-ML Cable were partially offset by increases in general and administrative expenses of approximately $3.0 million primarily due to an increase in income taxes.

     The net income from the discontinued radio station segment decreased by approximately $3.0 million from the thirty-nine week period ended September 24, 1999 primarily due to the sales of the Cleveland Station and the Anaheim Stations in January 1999 and the Connecticut Stations in August 1999.


     Item 3. Quantitative and Qualitative Disclosure About Market Risk

     As of September 29, 2000, Registrant maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on Registrant's financial position.

     Registrant's outstanding long-term debt as of September 29, 2000, bears interest at fixed rates, therefore, changes in interest rates would have no effect on Registrant's results of operations.

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

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPmm, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, Registrant has received notices of requests for indemnification from the following defendants named therein: the General
Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the thirty-nine week period ended September 29, 2000, Registrant incurred approximately $98,000 for legal costs relating to such indemnification. Cumulatively, such costs amount to approximately $806,000 through September 29, 2000. In addition, such costs cumulatively amount to approximately $900,000 through April 30, 2001.

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

     As a result of the Court orders described above, the effort to sell C-ML Cable is now proceeding. By mutual agreement, Registrant and Adelphia have selected a broker, the offering memorandum for use in the auction of the cable systems has been distributed to possible purchasers and C-ML Cable is in the middle of the due diligence process of such sale. There is no assurance that acceptable bids will be received in connection with such sales process, or even if acceptable bids are received, that the sale will be consummated; and Registrant is not able to estimate when a sale will take place. For the thirteen and thirty-nine weeks ended September 29, 2000, Registrant incurred approximately $319,000 and $1.4 million, respectively, for legal costs related to such Adelphia litigation. In addition, such costs cumulatively amount to approximately $2.7 million through April 30, 2001.

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

                                             ML MEDIA PARTNERS, L.P.
                                             By: Media Management Partners
                                             General Partner

                                             By: ML Media Management Inc.


Dated: June 29, 2001                         /s/ Kevin K. Albert
                                             -----------------------------------
                                                 Kevin K. Albert
                                                 Director and President

Dated: June 29, 2001                         /s/ James V. Caruso
                                             -----------------------------------
                                                 James V. Caruso
                                                 Director and Executive Vice
                                                 President

Dated: June 29, 2001                         /s/ Anthony J. Lafaire
                                             -----------------------------------
                                                 Anthony J. Lafaire
                                                 Director and Vice President

Dated: June 29, 2001                         /s/ Diane T. Herte
                                             -----------------------------------
                                                 Diane T. Herte
                                                 Vice President and Treasurer
                                                 (principal accounting officer
                                                 and principal financial
                                                 officer of the Registrant)




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

                                             ML MEDIA PARTNERS, L.P.
                                             By: Media Management Partners
                                             General Partner

                                             By: RP Media Management

                                             By: IMP Media Management, Inc.

Dated: June 29, 2001                         /s/ I. Martin Pompadur
                                             -----------------------------------
                                                 I. Martin Pompadur
                                                 President, Secretary and
                                                 Director
                                                 (principal executive officer of
                                                 the Registrant)

Dated: June 29, 2001                         /s/ Elizabeth McNey Yates
                                             -----------------------------------
                                                 Elizabeth McNey Yates
                                                 Executive Vice President