Form 10-K
period 2000-12-29
ML MEDIA PARTNERS LP
filed 2002-08-28
CIK 785959

Item 8 and  corresponding
                                               references in items 1, 6 and 7
                                               are omitted from this filing for
                                               the reasons described in Item 14.


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 29, 2000

                                     0-14871
                            (Commission File Number)

                             ML MEDIA PARTNERS, L.P.

--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its governing instrument)


Delaware                                               13-3321085

--------------------------------------------------------------------------------
(State or other jurisdiction of organization) (IRS Employer Identification No.)


Four World Financial Center - 26th Floor
New York, New York                                             10080

--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

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
Yes         No   X   .
    ------     ------

Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     Part I

Item 1.   Business.
          --------

Formation

ML Media Partners, L.P. (the "Registrant" or the "Partnership"), a Delaware limited partnership, was organized February 1, 1985. Media Management Partners, a New York general partnership (the "General Partner"), is Registrant's sole general partner. The General Partner is a joint venture, organized as a general partnership under New York law, between RP Media Management ("RPMM") and ML Media Management Inc. ("MLMM"). MLMM is a Delaware corporation and an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. and an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"). RPMM was organized as a general partnership under New York law, consisting of The Elton H. Rule Company and IMP Media Management Inc. As a result of the death of Elton H. Rule, the owner of The Elton H. Rule Company, the general partner interest of The Elton H. Rule Company was acquired by IMP Media Management, Inc., a company controlled by I. Martin Pompadur, and a corporation wholly-owned by Mr. Pompadur. The General Partner was formed for the purpose of acting as general partner of Registrant.
Registrant was formed to acquire, finance, hold, develop, improve, maintain, operate, lease, sell, exchange, dispose of and otherwise invest in and deal with media businesses and direct and indirect interests therein.

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

Media Properties

As of December 29, 2000, Registrant's sole remaining operating investment in media properties is its 50% interest in Century/ML Cable Venture (the "Venture"), a joint venture, with Century Communications Corp. ("Century"), (a subsidiary of Adelphia Communications Corporation ("Adelphia"), that owns two cable television systems in Puerto Rico, as further described below, under Puerto Rico Investments.

On December 13, 2001, Registrant entered into a Leveraged Recapitalization Agreement (the "Recapitalization Agreement") pursuant to which the Venture agreed to redeem Registrant's 50% interest in the Venture at a closing to be held on September 30, 2002, for a purchase price of $279.8 million; under the terms of the Recapitalization Agreement, the Venture may elect to hold the closing on June 28, 2002, July 31, 2002, or August 30, 2002, in which event the purchase price shall be reduced by $1.6 million times the number of months between the date of the closing and September 30, 2002. Highland Holdings ("Highland"), a Pennsylvania general partnership owned by members of the Rigas family (the controlling shareholders of Adelphia), agreed to arrange financing for the Venture in the amount required to redeem Registrant's interest in the Venture and Adelphia agreed to guaranty the financing. If the Venture fails for any reason to redeem Registrant's 50% interest in the Venture, the Recapitalization Agreement requires Adelphia to purchase Registrant's interest in the Venture at essentially the same price and on the same terms that apply to the redemption in the Recapitalization Agreement. Century has pledged its 50% interest in the Venture as security for Adelphia's obligation to consummate the purchase of Registrant's interest in the Venture if the Venture fails to redeem the interest. If Adelphia were to default on its obligation to consummate the purchase, Registrant would have the right to seek to foreclose on Century's 50% interest and to sell 100% of the assets of the cable systems owned by the Venture to a third party. Under the pledge agreement, the proceeds of such a sale would first be paid to Registrant to the extent of $275 million up to $279.8 million, depending on the date of the default, plus interest and any expenses incurred in effecting the sale.

Simultaneously with the execution of the Recapitalization Agreement, Registrant and Adelphia and certain of its subsidiaries, including Century, entered into a Stipulation of Settlement, pursuant to which the litigation between them (see "Legal Proceedings" in Item 3, below) will be stayed pending the closing and dismissed with prejudice at the closing of the redemption or purchase of Registrant's interest in the Venture pursuant to the Recapitalization Agreement.

On March 27, 2002, Adelphia publicly disclosed that as of December 31, 2001, Highland had borrowed $2.3 billion under previously disclosed co-borrowing arrangements with Adelphia, and that Adelphia was contingently liable for such debt if Highland defaulted on the debt. Following that disclosure, the Securities and Exchange Commission (the "SEC") announced its formal investigation into, among other things, Adelphia's financial disclosure of the co-borrowing arrangements. In addition, numerous class action lawsuits were commenced against Highland, Adelphia and members of the Rigas family with respect to the financial disclosure and other matters. Moreover, on May 16, 2002, Adelphia announced that it had missed an interest payment on one of its senior debt instruments, as well as a dividend payment on one of its convertible preferred stock instruments, and that interest payments were also missed by certain of its subsidiaries. Each of these defaults was subject to a 30-day grace period, which expired on June 15, 2002.

On May 17, 2002, Adelphia announced that two grand juries in the Southern District of New York and the Middle District of Pennsylvania are investigating matters related to the company. In addition, on June 3, 2002, the National Association of Securities Dealers, following a hearing held on May 16, 2002, delisted Adelphia's common stock from NASDAQ. Such delisting gives the holders of certain convertible debt of Adelphia the right to sell the debt back to Adelphia at face value.

On May 23, 2002, Adelphia announced in a filing with the SEC that: (1) the amount of Highland's debt under various co-borrowing arrangements was $2.5 billion as of December 31, 2001, and $3.1 billion as of March 31, 2002; (2) members of the Rigas family had resigned from their executive positions and board seats at Adelphia and transferred all their Adelphia stock to a voting trust to be controlled by the company's Special Committee of Independent Directors; and (3) the Rigas family members were transferring certain assets to Adelphia in partial satisfaction of their obligations.

On June 10, 2002, Adelphia announced in a filing with the SEC that it had overstated its operating cash flow and the number of subscribers to its cable systems in its financial statements for 2000 and 2001 and had dismissed Deloitte & Touche LLP as its auditors.

On July 24, 2002, John Rigas, the founder of Adelphia and two of his sons, both former officers and directors of Adelphia, were arrested and criminally charged with bank, securities and wire fraud and two other former executives were also arrested. Each of the above individuals, along with Adelphia itself and another Rigas son, also a former officer and director of Adelphia, were named in a related SEC civil suit. On the same day, Adelphia sued all of the Rigases, including the wife and daughter of John Rigas, charging each of the defendants with racketeering violations as well as breach of fiduciary responsibility, among other charges.

Under the terms of the Recapitalization Agreement, the closing of the redemption or purchase of the Registrant's 50% interest in the Venture is accelerated to a date that is 10 days after the occurrence of certain events, including a change in control of Adelphia from the Rigas family to any other person or group or a default by Adelphia or a subsidiary in payment of interest on certain indebtedness beyond the applicable grace period. Therefore, on May 28, 2002, upon the resignation of each member of the Rigas family as officers and directors of Adelphia and the agreement by the Rigas family to transfer their Adelphia stock to a voting trust, Registrant notified Adelphia that the closing was accelerated to June 7, 2002 (for the redemption) and June 10, 2002 (for the purchase by Adelphia). Adelphia disputed the acceleration of the closing, and the Venture failed to redeem Registrant's interest and Adelphia failed to purchase Registrant's interest on the accelerated closing dates. Accordingly, on June 12, 2002, Registrant commenced an action against the Venture, Adelphia and Highland in New York Supreme Court seeking specific performance of the Recapitalization Agreement and compensatory and punitive damages for breach by the defendants, including, but not limited to, payment of the full purchase price for the Registrant's interest in the Venture. See "Legal Proceedings" in
Item 3, below.

Century has pledged its 50% interest in the Venture as security for Adelphia's obligation to consummate the purchase of Registrant's interest in the Venture. Under the terms of the pledge agreement, upon Adelphia's default on its obligation to consummate the purchase of Registrant's interest on June 10, 2002 (the date scheduled for the accelerated closing resulting from the change in control) Registrant has the right to seek to foreclose on Century's 50% interest and to sell 100% of the Venture to a third party. However, on June 10, 2002, Century filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York and, under bankruptcy law, Century's bankruptcy filing precludes Registrant from foreclosing at this time and will significantly delay Registrant's ability to foreclose on Century's 50% interest. In addition, on June 25, 2002, Adelphia filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Because of the defaults by the Venture, Highland and Adelphia, and the Century and Adelphia bankruptcies, it currently is not possible to predict when Registrant will realize value for its interest in the Venture, although it may be anticipated that there will be a substantial delay.

On June 12, 2002, Registrant commenced an action against the Venture, Adelphia and Highland in New York Supreme Court seeking specific performance of the Recapitalization Agreement and compensatory and punitive damages for breach by the defendants, including, but not limited to, payment of the full purchase price for Registrant's interest in the Venture. Century (which filed for Chapter 11 bankruptcy protection on June 10, 2002) and Adelphia removed Registrant's action, together with the original litigation described above, to the United States Bankruptcy Court for the Southern District of New York. Following Adelphia's own Chapter 11 bankruptcy filing on June 25, 2002, Registrant's actions have been consolidated as adversary proceedings before the Bankruptcy Judge overseeing Adelphia's bankruptcy.

Registrant has amended its complaint to add Century as a defendant as well, and now seeks damages for breach of the Recapitalization Agreement from all four defendants (the Venture, Adelphia, Century and Highland), as well as specific performance by Adelphia and Century of their obligations to turn over management rights of the Venture to Registrant. Registrant has moved to remand the portions of its action against the Non-Debtors, the Venture and Highland, back to New York Supreme Court. All defendants have opposed that motion, seeking to retain the entire action in the Bankruptcy Court, and the motion has been submitted to the Bankruptcy Court for decision. All four defendants have also moved to dismiss Registrant's complaint. Registrant has also (without prejudice to its pending motion for remand), moved for the entry of judgment as a matter of law against the Non-Debtors, the Venture and Highland on Registrant's claim for damages. Registrant's motion for judgment and the defendants' motions for dismissal are scheduled for hearing before the Bankruptcy Court on September 24, 2002.

Registrant does not intend to amend this Annual Report on Form 10-K to disclose developments relating to Adelphia after the date hereof.

As of December 29, 2000, Registrant had completed the sale of the following media properties:

o an AM and FM radio station combination in Bridgeport, Connecticut was sold on August 31, 1999;

o a corporation which owns a FM radio station in Cleveland, Ohio was sold on January 28, 1999;

o an AM and FM radio station combination in Anaheim, California was sold on January 4, 1999;

o an AM and FM radio station combination and a background music service in San Juan, Puerto Rico was sold on June 3, 1998;

o four cable television systems located in the California communities of Anaheim, Hermosa Beach/Manhattan Beach, Rohnert Park/Yountville, and Fairfield were sold on May 31, 1996;

o a VHF television station located in Lafayette, Louisiana was sold on September 30, 1995;

o a VHF television station located in Rockford, Illinois was sold on July 31, 1995;

o an AM and FM radio station combination in Indianapolis, Indiana was sold on October 1, 1993;

o        the Universal Cable systems were sold on July 8, 1992; and

o two radio stations, one located in Tulsa, Oklahoma and the other in Jacksonville, Florida, were sold on July 31, 1990.

Puerto Rico Investments

Cable Television Investments

Pursuant to the management agreement and joint venture agreement dated December 16, 1986 (the "Joint Venture Agreement"), as amended and restated, between Registrant and Century, the parties formed the Venture under New York law, in which each has a 50% ownership interest. On December 16, 1986 the Venture, through its wholly-owned subsidiary corporation, Century-ML Cable Corporation ("C-ML Cable Corp."), purchased all of the stock of Cable Television Company of Greater San Juan, Inc. ("San Juan Cable"), and liquidated San Juan Cable into C-ML Cable Corp. C-ML Cable Corp., as successor to San Juan Cable, is the operator of the largest cable television system in Puerto Rico.

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

On October 1, 1999, Adelphia through its wholly owned subsidiary Arahova Communications Inc. ("Arahova") consummated its acquisition of Century. While Adelphia's purchase included Century's 50% interest in C-ML Cable, it did not include a purchase of Registrant's 50% interest in C-ML Cable.

On December 13, 2001, Registrant entered into the Recapitalization Agreement described above.

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

Under the terms of the Revised Joint Venture Agreement, Century is responsible for the day-to-day operations of C-ML Cable and until the sale of C-ML Radio (see below), Registrant was responsible for the day-to-day operations of C-ML Radio. For providing services of this kind, Century is entitled to receive annual compensation of 5% of C-ML Cable's net gross revenues (defined as gross revenues from all sources less monies paid to suppliers of pay TV product, e.g., HBO, Cinemax, Disney and Showtime) and Registrant was entitled to receive annual compensation of 5% of C-ML Radio's gross revenues including the local marketing agreement ("LMA") revenue (after agency commissions, rebates or discounts and excluding revenues from barter transactions). Pursuant to the Recapitalization Agreement, Century was entitled to increase the management fee from 5% to 10% and Century was obligated to reimburse the Joint Venture the excess fee if the transaction does not close. With the Joint Venture, Highland and Adelphia having now defaulted, Registrant intends to pursue its rights under the Recapitalization Agreement seeking reimbursement of the excess fees.

On June 3, 1998, the Venture consummated the sale of C-ML Radio pursuant to a sales agreement entered into in October 1997 between the Venture and Madifide, Inc. The base sales price for C-ML Radio was approximately $11.5 million, approximately $5.8 million of which was Registrant's share, subject to closing adjustments. Pursuant to an LMA entered into, effective as of October 1, 1997, the buyer was allowed to program the station from such date through the date of sale. C-ML Radio collected a monthly LMA fee from the buyer, which was equal to the operating income for that month, provided however, that it not be less than $50,000 or more than $105,000. The monthly fee was recognized as revenue during the LMA period and Registrant did not recognize any operating revenues nor incur any net operating expenses of C-ML Radio during the LMA period. At the closing, the Venture and Madifide, Inc. entered into escrow agreements pursuant to which the Venture deposited, in aggregate, approximately $725,040, $362,520 of which was Registrant's share, into three separate escrow accounts with respect to which indemnification, benefit, and chattel mortgage claims could be made by Madifide, Inc. for a period of one year. All of the escrows have been released.

Pursuant to the terms of the outstanding senior indebtedness that jointly finances C-ML Radio and C-ML Cable, the net proceeds and remaining escrow amounts from the resulting sale of C-ML Radio must be retained by the Venture and cannot be distributed to Registrant or its partners.

California Cable Systems

In December 1986, ML California Cable Corporation ("ML California"), a wholly-owned subsidiary of Registrant, entered into an agreement with SCIPSCO, Inc. ("SCIPSCO"), a wholly-owned subsidiary of Storer Communications, Inc. for the acquisition by ML California of four cable television systems servicing the California communities of Anaheim, Hermosa Beach/Manhattan Beach, Rohnert Park/Yountville, and Fairfield and surrounding areas. The acquisition was completed on December 23, 1986 with the purchase by ML California of all of the stock of four subsidiaries of SCIPSCO, which at closing owned all the assets of the California cable television systems. The term "California Cable Systems" or "California Cable" as used herein means either the cable systems or the owning entities, as the context requires.

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

Effective August 14, 1997, reserves in the amount of approximately $13.2 million were released and, after accounting for certain expenses of Registrant, in accordance with the terms of the Partnership Agreement, were included in the cash distribution that was distributed to partners on November 25, 1997. On March 1, 1999, reserves in the amount of approximately $6.1 million were released and, in accordance with the terms of the Partnership Agreement, were included in the cash distribution made to partners on March 31, 1999. As of December 29, 2000, Registrant had approximately $13.7 million remaining in cash reserves to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems prior to and resulting from their sale.

Effective December 14, 2001, reserves in the amount of approximately $6.7 million were released and, after accounting for certain expenses of Registrant, in accordance with the terms of the Partnership Agreement, were included in the cash distribution that was distributed to partners on January 25, 2002.

As of June 30, 2002, Registrant had approximately $6.5 million remaining in cash reserves to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems prior to and resulting from their sale.

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

As of December 29, 2000, Registrant had approximately $4.6 million remaining in cash reserves from the sale of the Connecticut Stations.

On January 24, 2001, $3.3 million plus interest was released from the escrow account relating to the sale of the Connecticut Stations. In addition, on April 30, 2001, approximately $4.6 million was released from the reserve established upon such sale. In accordance with the terms of the Partnership Agreement, the amounts of such discharged escrowed proceeds and released reserves from the sale of the Connecticut Stations, after accounting for certain expenses of Registrant, were included in a cash distribution to partners on May 29, 2001.

As of June 30, 2002, Registrant had approximately $74,000 remaining in cash reserves from the sale of the Connecticut Stations. To the extent any such amounts are subsequently released, such amounts will be distributed to partners of record as of the date such reserves are released.

Wincom

On August 26, 1988, Registrant acquired 100% of the stock of Wincom Broadcasting Corporation ("Wincom"), an Ohio corporation headquartered in Cleveland for $46.0 million. At acquisition, Wincom and its subsidiaries owned and operated five radio stations - WQAL-FM, Cleveland, Ohio; WCKN-AM/WRZX-FM, Indianapolis, Indiana (the "Indianapolis Stations", including the Indiana University Sports Radio Network, which was discontinued after the first half of 1992); KBEZ-FM, Tulsa, Oklahoma; and WEJZ-FM, Jacksonville, Florida. On July 31, 1990, Registrant sold the business and assets of KBEZ-FM and WEJZ-FM to Renda Broadcasting Corp. for net proceeds of approximately $10.3 million. On October 1, 1993, Registrant sold the Indianapolis stations, which generated net proceeds in the approximate amount of $6.1 million. All proceeds of the sales were paid to the lender.

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

On February 4, 2000, Registrant received the discharge of escrowed proceeds of $1.5 million, plus interest earned thereon, generated from the sale of the Cleveland Station. In accordance with the terms of the Partnership Agreement, the amount of such discharged escrowed proceeds, after accounting for certain expenses of Registrant, were included in the cash distribution to partners of record as of February 4, 2000, on June 21, 2000.

As of December 29, 2000, Registrant had approximately $2.3 million remaining in cash reserves from the sale of the Cleveland Station.

On February 5, 2001, the remaining $1.0 million plus interest was released from the escrow account relating to the sale of the Cleveland Station. In addition, on April 30, 2001, approximately $2.3 million was released from the reserve established upon such sale. In accordance with the terms of the Partnership Agreement, the amounts of such discharged escrowed proceeds and released reserves from the sale of the Cleveland Station, after accounting for certain expenses of Registrant, were included in a cash distribution to partners on May 29, 2001.

As of June 30, 2002, Registrant had approximately $76,000 remaining in cash reserves from the sale of the Cleveland Station. To the extent any such amounts are subsequently released, such amounts will be distributed to partners of record as of the date such reserves are released.

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

On January 31, 2000, Registrant received the discharge of escrowed proceeds of $1.0 million, plus interest earned thereon, generated from the sale of the Anaheim Stations. In accordance with the terms of the Partnership Agreement, the entire amount of such discharged escrowed proceeds was used to pay for certain expenses of Registrant.

As of December 29, 2000, Registrant had approximately $4.1 million remaining in cash reserves from the sale of the Anaheim Stations.

On April 30, 2001, approximately $4.1 million was released from the reserve account relating to the sale of the Anaheim Stations. In accordance with the terms of the Partnership Agreement, the amounts of such released reserves from the sale of the Anaheim Stations, after accounting for certain expenses of Registrant, was included in a cash distribution to partners on May 29, 2001.

As of June 30, 2002, Registrant had approximately $4,000 remaining in cash reserves from the sale of the Anaheim stations. To the extent any such amounts are subsequently released, such amounts will be distributed to partners of record as of the date such reserves are released.

Employees

Registrant does not have any employees.

COMPETITION

Cable Television

Cable television systems compete with other communications and entertainment media, including over-the-air television broadcast signals. The extent of this competition is dependent in part upon the quality and quantity of such over-the-air signals. Because a substantial variety of broadcast television programming can be received over the air in the areas served by Registrant's systems, the extent to which Registrant's cable television service is competitive depends largely upon the system's ability to provide a greater variety of programming than that available over the air and the rates charged for programming. Cable television systems also are susceptible to competition from other multichannel video programming distribution ("MVPD") systems, such as direct broadcast satellite ("DBS") systems and satellite master antenna television ("SMATV"); from other forms of home entertainment, such as video cassette recorders; and in varying degrees from other sources of entertainment in the area, including motion picture theaters, live theater, and sporting events.

In recent years, the level of competition in the MVPD market has increased significantly, most notably by the provision of high-powered DBS service in the continental United States. In addition, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or have the potential to provide, substantial additional competition to cable television systems. For example, the FCC has revised its rules on multichannel multipoint distribution service ("MMDS" or "wireless cable") to foster competition between MMDS services and cable television systems, has authorized telephone companies to deliver video programming directly to their subscribers, and has authorized local multipoint distribution service ("LMDS"), which employs technology analogous to that used by cellular telephone systems to distribute multiple channels of video programming and/or other data directly to subscribers. Regulatory initiatives that will result in additional competition for cable television systems are described in the following sections.

LEGISLATION AND REGULATION

Cable Television Industry
The cable television industry is extensively regulated by the federal government--primarily through the Federal Communications Commission--some state governments, and most local franchising authorities. In addition, the Copyright Act of 1976 (the "Copyright Act") imposes copyright liability on all cable television systems for their primary and secondary transmissions of copyrighted programming. The regulation of cable television systems at the federal, state, and local levels has been in constant flux over the past decade. Legislators and government agencies continue to generate proposals for new laws and for the adoption or deletion of administrative regulations and policies. Further material changes in the law and regulatory requirements must be expected. There can be no assurance that Registrant's cable systems will not be adversely affected by future legislation, new regulations, or judicial or administrative decisions. The following is a summary of federal laws and regulations materially affecting the cable television industry and a description of certain state and local laws with which the cable industry must comply.


Federal Statutes and Regulation

The Communications Act

The Communications Act, as amended by the Cable Communications and Policy Act of 1984 ("1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act"), and the Telecommunications Act of 1996 (The "1996 Act"), imposes uniform national standards and guidelines for the regulation of cable television systems. Among other things, the Communications Act regulates the provision of cable television service pursuant to local franchise agreements, authorizes a system for regulating certain subscriber rates and services, outlines signal carriage requirements, imposes certain ownership restrictions, and sets forth customer service, consumer protection, and technical standards.

Violations of the Communications Act or any FCC regulations implementing the statutory laws can subject a cable operator to substantial monetary penalties and other sanctions.

Federal Communications Commission

Federal regulation of cable television systems is conducted primarily through the FCC pursuant to the Communications Act, although, as discussed below, the Copyright Office also regulates certain aspects of cable television system operation. FCC regulations currently contain detailed provisions concerning non-duplication of network programming, sports program blackouts, program origination and ownership of cable television systems. There are also comprehensive registration and reporting requirements and various technical standards. Moreover, pursuant to changes imposed by the 1992 Cable Act, the FCC, among other things, established regulations concerning mandatory signal carriage and retransmission consent of broadcast television stations; consumer service standards; the rates for service, equipment, and installation that may be charged to subscribers; MVPD access to cable programming owned by vertically integrated cable systems; and the rates and conditions for commercial channel leasing. The FCC also issues permits, licenses, and registrations for microwave facilities, mobile radios, and receive-only satellite earth stations, all of which are commonly used in the operation of cable systems.

The FCC is authorized to impose monetary fines upon cable television systems for violations of existing regulations, to suspend licenses and other authorizations, and to issue cease and desist orders. The agency also is authorized to promulgate new rules and to modify existing rules affecting cable television services.

The 1992 Cable Act and the 1996 Act

The 1992 Cable Act clarified and modified certain provisions of the 1984 Cable Act. It also codified certain FCC regulations and added a number of new requirements. Subsequent to the passage of the 1992 Cable Act, the FCC undertook a substantial number of rulemaking proceedings resulting in a host of new regulatory requirements and guidelines. In addition, a number of provisions have been modified by the 1996 Act.

The 1996 Act's cable provisions expanded and in some cases substantially modified the rules applicable to cable systems. Most significantly, the 1996 Act took steps to (1) reduce, or in some cases eliminate, rate regulation of cable systems; and (2) permit substantially greater telephone company participation in the MVPD market, while at the same time promoting cable operator provision of telecommunications services.

As previously noted, under the broad statutory scheme, cable operators are subject to a two-level system of regulation with some matters under federal jurisdiction, others subject strictly to local regulation, and still others subject to both federal and local regulation. Following are descriptions of some of the more significant regulatory areas of concern to cable operators.

Franchises / State and Local Regulation

Cable television systems are generally operated pursuant to non-exclusive franchises, permits, or licenses issued by a local government entity. The franchises are generally contracts between the cable system owner and the issuing authority, and typically cover a broad range of obligations directly affecting the cable operator's business. Except as otherwise specified in the Communications Act or limited by specific FCC rules and regulations, the Communications Act permits state and local officials to retain their primary responsibility for selecting franchisees to serve their communities and to continue regulating other essentially local aspects of cable television.

Cable television franchises generally contain provisions governing the length of the franchise term, franchise renewal, sale or transfer of the franchise, system design and technical performance, and the number and types of cable services provided. The specific terms and conditions of the franchise directly affect the profitability of the cable television system. Franchises are generally issued for fixed terms and must be renewed periodically. There can be no assurance that franchises will be granted renewal or that renewals will be based on terms and conditions similar to those in an initial franchise.

The 1984 Cable Act provides that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment, but may not specify requirements for video programming or information services other than in broad categories. The 1992 Cable Act provides that franchising authorities may not grant an exclusive franchise or unreasonably deny award of a competing franchise.

Local franchising authorities are permitted to require cable operators to set aside certain channels for public, educational, and governmental access ("PEG") programming and to impose a franchise fee of up to 5% of the gross annual revenues derived from the operation of the cable system to provide cable services. In addition, cable television systems with 36 or more channels are required to designate a portion of their channel capacity for leased access, which generally is available to commercial and non-commercial parties to provide programming (including programming supported by advertising). As required by the 1992 Cable Act, the FCC adopted rules setting maximum reasonable rates and other terms for the use of such leased channels.

Pursuant to the 1992 Cable Act, franchising authorities are exempt from money damages in cases involving their exercise of regulatory authority, including the award, renewal, or transfer of a franchise, unless the case involves discrimination based on race, sex, or similar impermissible grounds. Remedies are limited exclusively to injunctive or declaratory relief. Franchising authorities may also build and operate their own cable systems without a franchise.

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

Rate Regulation

Cable systems that are not subject to "effective competition" are subject to regulation by local franchising authorities regarding the rates that may be charged to subscribers. A cable system is subject to effective competition if one of the following conditions is met: (1) fewer than 30% of the households in the franchise area subscribe to the system; (2) at least 50% of the households in the franchise area are served by two MVPDs and at least 15% of the households in the franchise area subscribe to any MVPD other than the dominant cable system; (3) a franchising authority for that franchise area itself serves as an MVPD offering service to at least 50% of the households in the franchise area; or (4) a local exchange carrier ("LEC"), or an entity using the LEC's facilities, offers video programming services (including 12 or more channels of programming, at least some of which are television broadcasting signals) directly to subscribers by any means (other than direct-to-home satellite services) in the franchise area of an unaffiliated cable operator.

A local franchising authority may certify with the FCC to regulate the rates charged for the Basic Service Tier ("BST") of programming and the associated subscriber equipment of a cable system within its jurisdiction. For systems subject to rate regulation, the BST must include all broadcast signals (with the exception of national "superstations"), including those required to be carried under the mandatory carriage provisions of the 1992 Cable Act (see infra). Any PEG access channels required by the local franchise agreement also must be offered on the BST.

Pursuant to FCC rules, the Telecommunications Regulatory Board of Puerto Rico (the "Board") filed for certification to regulate the rates of the cable system operated by the Venture. The cable system operator contested the certification, claiming that it was subject to effective competition, and therefore exempt from rate regulation, because fewer than 30% of the households in the franchise area subscribe to the system. The FCC's Cable Services Bureau upheld the Board's certification, and in November 1998 the FCC denied both the operator's application for review of the decision and a request for stay. In July of 2001, the Commission granted the cable operator's petition for reconsideration in this matter, finding that the system is subject to effective competition, and accordingly, revoked the Board's certification to regulate the system's basic cable rates.

Pursuant to the 1996 Act, the FCC's jurisdiction to regulate the rates of the cable programming service tier ("CPST"), which generally includes programming other than that carried on the BST or offered on a per-channel or per-program basis, expired on March 31, 1999. The CPST is now exempt from rate regulation. The FCC has continued, however, to process and rule upon rate complaints relating to the CPST for periods prior to April 1, 1999.

Rates for basic services generally are set pursuant to a benchmark formula. The Commission has reserved the right to alter its established benchmarks. In the alternative, an operator may opt for a cost-of-service methodology to show that its basic service rates are reasonable. This approach allows cable system operators to recover normal operating expenses as well as a reasonable return on investment. In addition, the FCC's rules limit increases in regulated rates to an inflation indexed amount plus increases in certain costs, such as taxes, franchise fees, programming costs, and the costs of complying with certain franchise requirements. Rates also can be adjusted if an operator adds or deletes channels or completes a significant system rebuild or upgrade.

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

Cable system operators are sometimes confronted by proposals for competing local cable franchises. Such proposals may be presented during renewal proceedings. In addition, local franchising authorities occasionally have proposed to construct their own cable systems or decided to invite other private interests to compete with the incumbent cable operator. Judicial challenges to such actions by incumbent system operators have, to date, generally been unsuccessful. Registrant cannot predict the outcome or ultimate impact of these or similar franchising and judicial actions.

Pursuant to the 1992 Cable Act, when local consent to a transfer is required, the franchise authority must act within 120 days of submission of a transfer request. If this deadline is not met, the transfer is deemed approved. The 120-day period commences upon the submission to a local franchising authority of a standardized FCC transfer form. The franchise authority may request additional information beyond that required on the form. Further, the 1992 Cable Act gave local franchising officials the authority to prohibit the sale of a cable system if the proposed buyer operates another cable system in the jurisdiction or if such sale would reduce competition in cable service. Approval by LFAs may be required in order for the Venture to redeem Registrant's interest in the Venture.

Cable/Telephone Cross-Ownership

Prior to the passage of the 1996 Act, providers of local phone service - or local exchange carriers ("LECs") - generally were prohibited from owning cable television systems or offering video programming directly to subscribers in their local telephone service areas. The 1996 Act eliminated the ban on cable/telco cross-ownership and gave telephone companies four options for entering the MVPD market: (1) as wireless carriers; (2) as common carriers; (3) as cable operators; or (4) by establishing an "open video system", a mode of entry established by the 1996 Act that allows common carriers to program 33 percent of their video distribution systems, so long as the rest of their capacity is made available to unaffiliated program providers. The open video system ("OVS") rules were intended to subject OVS operators to less extensive regulation than traditional cable operators in exchange for requiring them to open much of their systems to competitors. Most notably, under the framework of the 1996 Act, OVS providers were not required to obtain local franchises.

In City of Dallas v. FCC, 165 F.3d 341 (5th Cir. 1999), however, a federal appellate court determined that local officials are not preempted from requiring OVS operators to obtain local franchises or imposing franchise-like obligations on OVS systems. The Court affirmed FCC rules implementing other aspects of the 1996 Act provisions regarding OVS, including rules that limit fees that open video system operators can be required to pay to local franchises.

In addition, OVS operators, which may include entities other than LECs, are required under the 1996 Act to comply with certain cable regulations, including the must-carry/retransmission consent requirements and the rules governing carriage of PEG channels. Cable companies are, in certain circumstances, also permitted to operate open video systems.

Although telephone companies may now provide video programming to their telephone subscribers, the 1996 Act maintains the prohibition on cable/telco buy-outs. A LEC or any of its affiliates generally may not acquire more than a 10% financial interest, or any management interest, in a cable operator serving the LEC's telephone service area. Similarly, a cable operator may not acquire a 10% financial interest, or any management interest, in a LEC providing telephone exchange service within the cable operator's franchise area.

The 1996 Act also cleared the way for cable provision of telephony and clarified that the provisions in the Communications Act governing cable operators do not apply to cable operators' provision of telecommunications services. State regulations that may prohibit the ability to provide telecommunications services are preempted.

Cable/Television Cross Ownership

In February of this year, the U.S. Court of Appeals for the D.C. Circuit vacated the FCC's restriction on the common ownership of a broadcast television station and a cable system in the same local community in Fox Television Stations v. FCC 280 F. 3d 1027 (D.C. Cir 2002). To date, the Commission has not taken action to reinstate any restriction on cable/television cross-ownership.

Concentration of Ownership

The 1992 Cable Act directed the FCC to establish reasonable limits on the number of cable subscribers a single company may reach through cable systems it owns (horizontal concentration) and the number of system channels that a cable operator can use to carry programming services in which it holds an ownership interest (vertical concentration).

Pursuant to that directive, the FCC promulgated rules that allowed an entity to hold an "attributable interest" in cable systems serving no more than 30% of all cable subscribers nationwide. The FCC revised these horizontal ownership restrictions in October of 1999, retaining a 30% nationwide cap, but relaxing it somewhat by basing the cap on the percentage of multichannel video programming subscribers served nationwide. This standard, therefore, took into account DBS and other alternative providers. The FCC also promulgated vertical ownership restrictions based upon a "channel occupancy" standard, which placed a 40% limit on the number of channels (up to 75 channels) that may be occupied by services from programmers in which the cable operator has an attributable ownership interest.

In the same decision in which it revised its horizontal cap, the agency also modified its rules regulating the attribution of limited partners with respect to both the horizontal ownership and vertical ownership (or "channel occupancy") rules to now allow a limited partnership interest to be treated as non-attributable for purposes of those rules so long as the general partner is able to certify that the limited partner is not materially involved in the video programming activities of the partnership.

In March of 2001, however, a federal court of appeals held in Time Warner Entertainment Co., L.P. v. Federal Communications Commission, 240 F.3d 1126 (D.C. Cir. 2001) that both the horizontal and vertical ownership limits that the FCC adopted pursuant to the 1992 Cable Act were unconstitutional. Accordingly, the Court reversed and remanded the FCC's ownership limits and vacated specific portions of the FCC's ownership attribution rules. In September 2001, the Commission initiated a rulemaking proceeding to reconsider the issue. That proceeding remains pending.

In addition, the 1992 Cable Act and FCC rules restrict the ability of programmers in which cable operators hold an attributable interest to enter into exclusive contracts with cable operators. This prohibition on exclusive contracts is scheduled to expire in October of 2002 unless the Commission finds that the restriction serves the public interest. The agency has initiated a rulemaking proceeding to address this issue. Vertically integrated programmers also are generally prohibited from favoring cable operators over other multichannel video programming distributors.

Broadband Services

Many cable operators now offer high-speed Internet and other broadband services over their cable systems. A vigorous debate has arisen over the manner in which such services should be regulated, whether cable operators should be required to open their high-speed platforms to competitive Internet service providers ("ISPs"), and the role of local franchising authorities in any such regulation. A proceeding to further examine these issues currently is pending before the agency.

The Commission recently has released a declaratory ruling concluding that cable modem service is properly classified as an "interstate information service." Whether the service should be considered a "cable service," a "telecommunications service," or an "information service" had been the subject of considerable debate because the regulatory classification has important implications on the ability of both the FCC and LFAs to regulate cable modem services.

At the same time that the declaratory ruling was issued, the agency initiated a rulemaking proceeding to determine the regulatory implications of this classification. Among other things, the proceeding will consider whether the Commission should preclude state and local regulatory authorities from regulating cable modem service and facilities. The FCC also tentatively concluded in its notice of proposed rulemaking that cable modem service is exempt from local franchise fees.

Alternative Video Programming Services

Direct Broadcast Satellites: DBS providers offer video programming directly to home subscribers through high-powered direct broadcast satellites. Since the launch of the first system in 1994, DBS has become one of the primary competitors to cable operators in the multichannel video-programming marketplace. DBS providers served approximately 18 million customers as of June of 2002. In addition, Congress has amended the Satellite Home Viewer Act to allow DBS operators to provide local broadcast station signals to subscribers in a manner similar to cable operators, thereby removing a major competitive barrier to DBS growth. Under the legislation, DBS operators also became subject to "must-carry" obligations to carry broadcast signals in January 2002. The must-carry requirement recently was held to be constitutional by the U.S. Court of Appeals for the Fourth Circuit. A petition for certiorari of this decision is currently pending.

Digital Television: In 1997, the FCC adopted rules allowing television broadcasters to provide digital television ("DTV") to consumers and provided eligible broadcasters with a second channel on which to provide DTV service. Broadcasters generally will be allowed to use their increased digital capacity according to their best business judgment. Such uses can include data transfer, subscription video, interactive materials, and audio signals, although broadcasters will be required to provide a free digital video programming service that is at least comparable to today's analog service. Broadcasters will not be required to air "high definition" programming or, at least initially, to simulcast their analog programming on the digital channel.

Certain television stations already have begun to broadcast a digital signal. Affiliates of the top four networks (ABC, CBS, FOX, and NBC) in the top ten markets were required to be on the air with a digital signal by May 1, 1999. Affiliates of those networks in markets 11-30 were required to be on the air with a digital signal by November 1, 1999. All other commercial stations were required to construct their digital facilities by May 1, 2002, although a large number have sought and obtained extensions. The Commission recently initiated a rulemaking proceeding to examine what measures it should take with respect to broadcasters who failed to meet the deadlines. Although the FCC has targeted December 1, 2006 as the date by which all broadcasters must return their analog licenses, the Balanced Budget Act of 1997 allows broadcasters to keep both their analog and digital licenses until at least 85 percent of television households in their respective markets can receive a digital signal. The Commission has stated that it will review the progress of DTV every two years and make adjustments to the 2006 target date, if necessary.

Wireless Cable: The FCC has expanded the authorization of MMDS services to provide "wireless cable" via multiple microwave transmissions to home subscribers. In 1990, the FCC increased the availability of channels for use in wireless cable systems by eliminating MMDS ownership restrictions and simplifying various processing and administrative rules. Since then, the FCC has resolved certain additional wireless cable issues, including channel allocations for MMDS, the facilities for Operational Fixed Service and Instructional Television Fixed Service ("ITFS"), and restrictions on ownership or operation of wireless facilities by cable entities.

Local Multipoint Distribution Service: The FCC has allocated a total of 1300 MHZ of spectrum for LMDS, with one 1150 MHz license and one 150 MHz license available in each of 493 designated areas. LMDS licensees are permitted to offer a wide variety of services, including broadband data and video offerings.

Programming Issues

Mandatory Carriage and Retransmission Consent: The 1992 Cable Act required cable operators to carry the signals of local commercial and non-commercial television stations and certain low power television stations. Television broadcasters, on a cable system-by-cable system basis, must decide once every three years whether to proceed under the must carry rules or to waive that right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the cable system to carry the station's signal.

The FCC currently is considering cable operators' obligations to carry the digital signals of broadcast stations, including the obligations that should exist during the digital television transition period, when broadcasters' analog and digital signals will be operating simultaneously. In January 2001, the FCC resolved a number of technical and legal issues concerning cable must carry rights of digital broadcasters, including a determination that digital-only television stations are entitled to carriage of a single programming stream. The FCC also tentatively concluded, however, that a dual carriage obligation (applicable to both analog and digital signals) would be unconstitutional. The Commission has sought further comment on this issue.

Program Content Regulation: The 1996 Act contained a number of regulations affecting program content. For example, the FCC has adopted regulations requiring the "closed captioning" of programming. The closed captioning rules went into effect January 1, 1998, although a transition period has been established to enable cable operators and programmers to achieve full compliance with the rules. The FCC also has adopted video description rules, which went into effect in 2002. In addition, the FCC has adopted an order finding acceptable the voluntary video programming rating system developed by distributors of video programming--including cable operators--to identify programming that contains sexual, violent, or other indecent material. The Commission has also established technical requirements for consumer electronic equipment to enable the blocking of such video programming. Distributors of rated programs are required to transmit these ratings, thereby permitting parents to block the programs.

Copyright: Cable television systems are subject to the Copyright Act of 1976, which, among other things, covers the carriage of television, broadcast signals. The Copyright Act grants cable operators a compulsory license to retransmit copyrighted programming broadcast by local and distant stations in exchange for contributing a percentage of their revenues as statutory royalties to the Copyright Office. The amount of this royalty payment varies depending on the amount of system revenues from certain sources, the number of distant signals carried, and the locations of the cable television system with respect to off-air television stations and markets.

Several types of multichannel video programming distributors that compete with cable operators have been successful in gaining compulsory license coverage of their retransmission of television broadcast signals. Recent amendments to the Satellite Home Viewer Act have revised the compulsory copyright license granted to DBS operators (and other satellite distributors) to allow for the carriage of local broadcast stations.

The FCC has, in the past, recommended that Congress eliminate the compulsory copyright license for cable retransmission of both local and distant broadcast programming. In addition, legislative proposals have been and may continue to be made to simplify or eliminate the compulsory license. Without the compulsory license, cable operators would need to negotiate rights for the copyright ownership of each program carried on each broadcast station transmitted by the system. Registrant cannot predict whether Congress will act on any such FCC or Copyright Office recommendations or similar proposals.

Pole Attachment Rates, Inside Wiring, and Technical Standards

The FCC currently regulates the rates and conditions imposed by public utilities for use of their poles, unless, under the Federal Pole Attachments Act, a state public service commission demonstrates that it is entitled to regulate the pole attachment rates. The FCC has adopted a specific formula to administer pole attachment rates under this scheme. The 1996 Act revised the pole attachment rules in a number of ways to encourage competition in the provision of telecommunications services and to address inequity in the current pole attachment rates. In 1998, the FCC revised its pole attachment rules. The Supreme Court has issued a decision in Gulf Power et. al. v. FCC addressing a number of issues arising out of the FCC's 1998 revisions to these rules. Most importantly, the Court determined that the protections of the Pole Attachments Act extend to cable operators' offering of Internet access services and to wireless service providers.

In addition, the FCC has established procedures for the orderly disposition of multiple dwelling unit ("MDU") wiring, making it easier for the owners and residents of a MDU to change video service providers.

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

In addition, the 1992 Cable Act empowered the FCC to set certain technical standards governing the quality of cable signals and to preempt local authorities from imposing more stringent technical standards. In 1992, the FCC adopted mandatory technical standards for cable carriage of all video programming. Those standards focus primarily on the quality of the signal delivered to the cable subscriber's television.

As part of the 1996 Act, the FCC adopted regulations to ensure the commercial availability of equipment (such as converter boxes and interactive equipment) used to access services offered over multichannel video programming distribution systems, from sources that are unaffiliated with any MVPD. These regulations require that all MVPDs, including cable operators (1) allow customers to attach their own equipment to their systems, (2) not prevent equipment from being offered by retailers, manufacturers or other unaffiliated vendors, (3) separate out security functions from non-security functions of digital equipment by July 1, 2000, (4) not offer equipment with integrated security and non-security functions after January 1, 2005, and (5) provide, upon request, technical information concerning interface parameters needed to permit equipment to operate with their systems. MVPDs are allowed to protect the security of their systems and programming from unauthorized reception. The rules are subject to sunset after the markets for MVPDs and equipment become fully competitive in a particular geographic market.

Impact of Legislation and Regulation

As detailed above, the cable industry is subject to significant regulation. The foregoing, however, does not purport to be a complete summary of all the provisions of the Communications Act, the 1996 Act, or the 1992 Cable Act, nor of the regulations and policies of the FCC thereunder. Because regulation of the cable industry is subject to the political process, it continues to change. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies and will continue to be generated. Also, several of the foregoing matters are now, or may become, the subject of court litigation. Registrant cannot predict the outcome of pending regulatory proposals, any future proposals, or any such litigation. Nor can Registrant predict the impact of these on its business.

Item 2.   Properties

A description of the media properties of Registrant is contained in Item 1 above. Through C-ML Cable, Registrant owns or leases real estate for certain transmitting equipment along with space for studios and offices.

In addition, the offices of RPMM and MLMM are located at 444 Madison Avenue - Suite 703, New York, New York 10022 and at Four World Financial Center - 26th Floor, New York, New York, 10080; respectively.

Item 3.   Legal Proceedings

Class Action Litigation

On August 29, 1997, a purported class action was commenced in New York Supreme Court, New York County, on behalf of the limited partners of Registrant, against Registrant, Registrant's general partner, Media Management Partners (the "General Partner"), the General Partner's two partners, RP Media Management ("RPMM") and ML Media Management Inc. ("MLMM"), Merrill Lynch & Co., Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"). The action concerned Registrant's payment of certain management fees and expenses to the General Partner and the payment of certain purported fees to an affiliate of RPMM.

Specifically, the plaintiffs alleged breach of the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), breach of fiduciary duties, and unjust enrichment by the General Partner in that the General Partner allegedly: (1) improperly deferred and accrued certain management fees and expenses in an amount in excess of $14.0 million; (2) improperly paid itself such fees and expenses out of proceeds from sales of Registrant assets; and (3) improperly paid MultiVision Cable TV Corp., an affiliate of RPMM, supposedly duplicative fees in an amount in excess of $14.4 million.

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

On June 8, 2000, the New York Supreme Court, Appellate Division - First Department, issued a Decision and Order unanimously affirming the New York Supreme Court's dismissal of the plaintiffs' complaint in its entirety. On June 13, 2000, the New York Supreme Court denied plaintiffs' motion for leave to amend their complaint. On August 17, 2000, plaintiffs filed a motion to modify the Supreme Court's June 13, 2000 order and to permit them to file their previously proposed amended complaint. On January 16, 2001, the Supreme Court denied the motion. On July 20, 2001, the court issued an amended decision and order, correcting in certain respects, its January 16, 2001 decision and order. Plaintiff's time to appeal from the July 20, 2001 decision and order has now expired and, accordingly the litigation is concluded.

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPmm, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. For the years ended December 29, 2000, December 31, 1999 and December 25, 1998, Registrant incurred approximately $138,000, $205,000 and $223,000, respectively, for legal costs relating to such indemnification. Cumulatively, such legal costs amounted to approximately $704,000 through June 30, 2002.

Adelphia Litigation

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

By order dated July 12, 2000, the Court granted Registrant's motion for partial summary judgment, declaring that neither Adelphia nor any of its affiliates may bid on or attempt to purchase the assets and business of the Venture. The Court ordered Adelphia to proceed diligently with Registrant to locate one or more third parties to complete the sale and enjoined the defendants from interfering with the sale. By order dated July 26, 2000, the Court clarified its decision to provide that the sale must be structured so as to avoid any unnecessary tax liability and thus to generate the highest net return to the joint venture.

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

On August 4, 2000, the Adelphia parties served a notice of appeal of the Court's July 12 and July 26, 2000 orders granting Registrant's motion for partial summary judgment and requiring defendants to proceed diligently with Registrant to sell the assets and business of the Venture to a third party and to do so in a manner that would result in the highest net return to the joint venture.

On August 15, 2000, the Adelphia defendants moved before the Appellate Division, First Department, to stay enforcement of the trial court's orders and judgments entered July 12 and July 26, 2000. On September 15, 2000, the Appellate Division of the New York State Supreme Court denied Adelphia's motion for a stay of the July 12 and July 26 orders of the Supreme Court. On January 23, 2001, the Appellate Division affirmed the decisions and orders of the lower court. On February 26, 2001, Adelphia moved before the Appellate Division for leave to file an appeal to the Court of Appeals. On April 17, 2001, the Appellate Division denied that motion.

Pursuant to an order of the Supreme Court issued on August 1, 2000, in response to Registrant's request, the parties were directed to proceed with an accounting before a Special Referee to determine how the proceeds of the sale should be apportioned between the parties so as to compensate Registrant for its potential damages.

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

On October 25, 2000, the Supreme Court signed an order, as requested by Registrant, requiring Adelphia and one of its executives to show cause why they should not be held in contempt of court because of their alleged violations of terms of the Consent Order concerning Registrant's right to participate in the management of the joint venture. Among the relief sought in Registrant's motion was an order holding Adelphia and an executive in contempt and requiring Adelphia to provide to Registrant all books, records and assistance necessary to enable Registrant to assume management responsibility for the joint venture, and awarding a statutory fine of $250 per violation and the attorneys' fees incurred in bringing the motion. In seeking such relief, Registrant alleged that, among other things, Adelphia has been making substantial capital expenditures without Registrant's knowledge or approval, and managing the joint venture in accordance with detailed operating and capital expense budgets that were concealed from Registrant. On November 15, 2000, the Supreme Court referred the matter to a Special Referee to conduct any necessary evidentiary hearings and to hear and report his findings. The hearing took place during January 2001 and post-hearing memoranda were provided to the Court on February 9, 2001. By report filed March 15, 2001, the Special Referee recommended that Adelphia (but not the executive) be adjudged in contempt and that Adelphia be ordered to pay a statutory fee and reimburse Registrant for its reasonable attorneys' fees, but recommended against Registrant's having the right to assume management responsibility for the joint venture. On April 30, 2001, the Supreme Court entered an order confirming the conclusion of the Referee that Adelphia be held in contempt, and referred the matter to the Referee for an assessment of the attorneys' fees to be reimbursed to Registrant. The Court declined to reject the Referee's finding that Registrant should not be allowed to assume management of the joint venture and declined to reject the Referee's finding that the Adelphia executive not be held in contempt. On June 1, 2001, Registrant filed a notice of appeal to the Appellate Division from those portions of the Supreme Court's April 30, 2001 order that confirmed the Referee's Report over Registrant's objection.

For the six months ended June 30, 2002, and the years ended December 28, 2001 and December 29, 2000, Registrant incurred approximately $78,000, $1,772,000 and $1,965,000 respectively for legal costs relating to such litigation. Cumulatively, the legal costs related to the above litigation efforts amount to approximately $3,815,000 through June 30, 2002.

In connection with the execution of the Recapitalization Agreement (see "Media Properties" in Item 1, above), the above litigation with Adelphia had been placed in abeyance. However, as a result of the default by Adelphia in its obligations to close under the Recapitalization Agreement, Registrant may resume prosecution of that action (although the action could be subject to determination by the Bankruptcy Court since Adelphia filed for bankruptcy protection).

On June 12, 2002, Registrant commenced an action against the Venture, Adelphia and Highland Holdings in New York Supreme Court seeking specific performance of the Recapitalization Agreement and compensatory and punitive damages for breach by the defendants, including, but not limited to, payment of the full purchase price for Registrant's interest in the Venture. (See "Media Properties" in Item 1, above). Century (which filed for Chapter 11 bankruptcy protection on June 10,
2002) and Adelphia removed Registrant's action, together with the original litigation described above, to the United States Bankruptcy Court for the Southern District of New York. Following Adelphia's own Chapter 11 bankruptcy filing on June 25, 2002, Registrant's actions have been consolidated as adversary proceedings before the Bankruptcy Judge overseeing Adelphia's bankruptcy.

Registrant has amended its complaint to add Century as a defendant as well, and now seeks damages for breach of the Recapitalization Agreement from all four defendants (the Venture, Adelphia, Century and Highland Holdings), as well as specific performance by Adelphia and Century of their obligations to turn over management rights of the Venture to Registrant. Registrant has moved to remand the portions of its action against the Non-Debtors, the Venture and Highland Holdings, back to New York Supreme Court. All defendants have opposed that motion, seeking to retain the entire action in the Bankruptcy Court, and the motion has been submitted to the Bankruptcy Court for decision. All four defendants have also moved to dismiss Registrant's complaint. Registrant has also (without prejudice to its pending motion for remand), moved for the entry of judgment as a matter of law against the Non-Debtors, the Venture and Highland Holdings on Registrant's claim for damages. Registrant's motion for judgment and the defendants' motions for dismissal are scheduled for hearing before the Bankruptcy Court on September 24, 2002.

For the six months ended June 30, 2002, Registrant incurred approximately $588,000 for legal costs relating to the litigation arising from the breach of the Recapitalization Agreement.

Registrant is not aware of any other material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

There were no matters, which required a vote of the limited partners of Registrant during the fourth quarter of the fiscal year covered by this report.

                                     Part II

Item 5.           Market for Registrant's Common Stock and Stockholder Matters

An established public market for Registrant's Units does not now exist, and it is not anticipated that such a market will develop in the future. Accordingly, accurate information as to the market value of a Unit at any given date is not available.

As of June 30, 2002, the number of owners of Units was 12,048.

Merrill Lynch has implemented guidelines pursuant to which it reports estimated values for limited partnership interests originally sold by Merrill Lynch (such as Registrant's Units) two times per year. Such estimated values are provided to Merrill Lynch by independent valuation services based on financial and other information available to the independent services on (1) the prior August 15th for reporting on December year-end and subsequent client account statements through the following May's month-end client account statements, and on (2) March 31st for reporting on June month-end and subsequent client account statements through the November month-end client account statements of the same year. The estimated values provided by the independent services and Registrant's current net asset value are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value or Registrant's current net asset value amount upon the liquidation of Registrant.

Registrant does not distribute dividends, but rather distributes Distributable Cash from Operations, Distributable Refinancing Proceeds, and Distributable Sale Proceeds, to the extent available. In 1995, $7.5 million ($40 per Unit) was distributed to its limited partners and $75,957 to its General Partner from distributable sales proceeds from the sale of KATC-TV. In 1996, $108.1 million ($575 per Unit) was distributed to its limited partners and $1.1 million to its General Partner from distributable sales proceeds from the sale of California Cable Systems. In 1997, $18.8 million ($100 per Unit) was distributed to its limited partners and $189,893 accrued to its General Partner from the (i) discharge of certain proceeds that were deposited into escrow upon the sale of KATC-TV; (ii) discharge of certain proceeds that were deposited into escrow upon the sale of the California Cable Systems; and (iii) release of certain reserves previously established upon the sales of KATC-TV, WREX-TV and the California Cable Systems. In 1998, the $189,893 accrued in 1997 was distributed to its General Partner. In March 1999, $63.4 million ($337 per Unit) was distributed to its limited partners and $639,939 to its General Partner from (i) distributable sales proceeds from the sale of the Anaheim Stations, (ii) distributable sales proceeds from the sale of the Cleveland Station and (iii) the release of certain reserves previously established upon the sale of the California Cable Systems. In October 1999, $35.7 million ($190 per Unit) was distributed to its limited partners and $360,797 to its General Partner from distributable sales proceeds from the sale of the Connecticut Stations. In 2000, $1.5 million ($7.90 per Unit) was distributed to its limited partners and $15,001 to its General Partner from the discharge of proceeds that were deposited into escrow upon the sale of the Cleveland Station. In May 2001, $12.4 million ($65.90 per Unit) was distributed to its limited partners and $125,139 to its General Partner from the discharge of proceeds that were deposited into escrow upon the sale of the Cleveland, Connecticut and Anaheim stations. In January 2002, $49.4 million ($263 per Unit) was distributed to its limited partners and $499,418 to its General Partner from the release of reserves from the sale of the California Cable Systems, as well as operating cash balances held by the Partnership.


Item 6.       Selected Financial Data.
              -----------------------
              See note in Item 14

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
              -----------------------------------------------------------
              See note in Item 14

Item 7A.      Quantitative and Qualitative Disclosure about Market Risk.
              ----------------------------------------------------------
              See note in Item 14

Item 8.       Financial Statement and Supplemental Data
              See note in Item 14

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
              -----------------------------------------------------------

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

ML Media Management Inc. ("MLMM")

                            Served in Present
                                Capacity
Name                            Since (1)        Position Held
---------------------------------------------------------------------

Kevin K. Albert              2/19/91             President
                             12/16/85            Director

James V. Caruso              11/20/98            Executive Vice President
                             11/20/98            Director

Thomas C. Powers             5/23/01             Vice President
                             6/01/02             Director

Gary C. Dolan                6/01/02             Director

Curt W. Cariddi              3/22/02             Treasurer

James V. Bruno               11/05/99            Vice President

(1) Directors hold office until their successors are elected and qualified. All executive officers serve at the pleasure of the Board of Directors.

I. Martin Pompadur, 67, Director and President of RP Media Management. Mr. Pompadur is an Executive Vice President of News Corporation and President of News Corporation-Eastern and Central Europe and a member of News Corporation's Executive Management Committee. Mr. Pompadur is also Chairman of News Corporation Europe. Mr. Pompadur is a principal owner, member of the Board of Directors and Secretary of Caribbean International News Corporation ("Caribbean"). Caribbean owns and publishes EL Vocero, the largest Spanish language daily newspaper in the United States. Mr. Pompadur sits on the Boards of Directors of the following companies: BskyB, Stream, Metromedia International, Premiere World, Kirch Media, Linkshare, News Out of Home B.V., Balkan Bulgarian, Nexstar and RP Coffee Ventures.

Elizabeth McNey Yates, 39, Executive Vice President of RP Media Management, joined RP Companies Inc., an entity controlled by Mr. Pompadur, in March 1988 and has senior executive responsibilities in the areas of finance, operations, administration, acquisitions and dispositions. Ms. Yates is Chief Operating Officer and Executive Vice President of RP Companies, Inc., Chief Operating Officer and Executive Vice President of RP Radio. In addition, Ms. Yates is the President and Chief Operating Officer of MultiVision.

Kevin K. Albert, 49, a Managing Director of Merrill Lynch Investment Banking Group ("MLIBK") is responsible for the Private Equity Group. He joined Merrill Lynch in 1981. Mr. Albert's work in the Private Equity Group is involved in structuring and placing a diversified array of private equity financings, including common stock, preferred stock, limited partnership interests and other equity-related securities. Mr. Albert is also a director of ML Mezzanine II Inc., an affiliate of MLMM and a general partner of ML-Lee Acquisition Fund II, L.P.

James V. Caruso, 50, Director of MLIBK joined Merrill Lynch in January 1975. Mr. Caruso is the director of Technology for the Global Investment Banking Group. He is responsible for ensuring that the business requirements of MLIBK are supported by managing the development of new technologies and enhancing existing systems.

Gary C. Dolan, 47, Director and Senior Counsel of the Merrill Lynch Office of General Counsel, joined Merrill Lynch in September 1980. His responsibilities include the provision of legal advice to various areas of MLIBK, including primarily, the Private Equity Placements Group.

Thomas C. Powers, 37, a Vice President of Merrill Lynch Asset Recovery Management Group, joined Merrill Lynch in 2000. Mr. Power's responsibilities include the management and resolution of impaired and non-performing assets, including the enforcement, collection and restructuring of problem credit exposures. Prior to joining Merrill Lynch, from 1996 through 2000, Mr. Powers was employed by UBS Warburg, where he was a Director.

Curtis W. Cariddi, 46, a Director and Chief Financial Officer for the Merrill Lynch Private Equity Division, joined Merrill Lynch in February 1986. His responsibilities include controllership, financial management, and financial reporting and administrative functions for Merrill Lynch private equity initiatives including, direct investments, investments in third-party private equity funds and Merrill Lynch-sponsored funds. He has held a number of finance positions at both the corporate level as well as in the Firm's operating divisions including, International Private Client Group, U.S. Private Client Group and Global Markets & Investment Banking.

James V. Bruno, 36, a Vice President for the Merrill Lynch Private Equity Division, joined Merrill Lynch in 1997. Mr. Bruno's responsibilities include controllership and financial management functions for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner or manager.

An Investment Committee of Registrant was established to have the responsibility and authority for developing, in conjunction with the Management Company, diversification objectives for the investments to be made by Registrant, for reviewing and approving each investment proposed by the Management Company for Registrant and for evaluating and approving dispositions of investments of Registrant. The Investment Committee will also establish reserves for Registrant for such purposes and in such amounts, as it deems appropriate. A simple majority vote shall be required for any proposed investment or disposition. The Investment Committee also has the responsibility and authority for monitoring the management of the investments of Registrant by the Management Company.

The current members of the Investment Committee are as follows:

         RPMM Representative                MLMM Representatives
         -------------------                --------------------
         I. Martin Pompadur                          Kevin K. Albert
                                                     Gary C. Dolan
                                                     Thomas C. Powers

Item 11.        Executive Compensation

Registrant does not pay the executive officers or directors of the General Partner any remuneration. The General Partner does not presently pay any remuneration to any of its executive officers or directors.

Item 12.        Security Ownership of Certain Beneficial Owners and Management

As of May 15, 2002, Smithtown Bay, LLC, having the mailing address 601 Carlson Parkway, Suite 200, Minnetonka, Minnesota, 55305, is the owner of 15,055 Units, representing approximately 8.0% of all such Units. As of May 15, 2002, Madison Liquidity Investors, LLC, and its affiliates, having the mailing address of 6143 South Willow Drive, Suite 200, Englewood Village, CO 80111, is the owner of 10,639 Units, representing approximately 5.66% of all such Units. As of May 15, 2002, no person or entity, other than Smithtown Bay, LLC, Madison Liquidity Investors, LLC, and its affiliates, was known by Registrant to be the beneficial owner of more than five percent of the Units.

To the knowledge of the General Partner, as of June 30, 2002, the officers and directors of the General Partner in aggregate own less than 1% of the outstanding common stock of Merrill Lynch & Co., Inc.

Item 13.   Certain Relationships and Related Transactions

During the three years ended December 29, 2000, the Partnership incurred the following expenses in connection with services provided by the General Partner and its affiliates:

                                                        2000                  1999                      1998
                                                  --------------         --------------          ---------------
Partnership Management Fee                        $      557,979         $      557,979          $       557,979
Property Management Fee                                  506,264                534,538                  649,709
Reimbursement of Operating Expenses                      908,920                491,388                1,041,246
                                                  --------------         --------------          ---------------
                                                  $    1,973,163         $    1,583,905          $     2,248,934
                                                  ==============         ==============          ===============

In addition, the Partnership, through the California Cable Systems, was party to an agreement with MultiVision Cable TV Corp. ("MultiVision"), an affiliate of the General Partner, whereby MultiVision provided the California Cable Systems with certain administrative and day-to-day management services. The California Cable Systems paid for these services at cost. The reimbursed costs incurred by MultiVision on behalf of the California Cable Systems amounted to an aggregate of $1,639,914, $1,223,364 and $1,512,955 for 2000, 1999 and 1998, respectively.

                                     Part IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K
                ---------------------------------------------------------------

For the reasons stated below, the Partnership's consolidated financial statements for the year ended December 29, 2000, have been omitted from this Report. Accordingly, information derived from the financial statements that would otherwise be included in Items 1, 6, 7 and 8 are also omitted. Financial statements for the fiscal years ended December 31, 1999 and December 25, 1998 were filed on May 3, 2000 with the Partnership's annual report on Form 10-K for the Year ended December 31, 1999.

The financial statements of C-ML Cable, the joint venture between the Partnership and Adelphia Communications Corporation ("Adelphia") that owns cable television systems in Puerto Rico, are a material component of the Partnership's financial statements. Under the terms of the joint venture agreement relating to C-ML Cable, Adelphia has the responsibility for maintaining the books and records of the joint venture. Although Adelphia had previously furnished to the Partnership audited financial statements of C-ML Cable for the year ended December 31, 2000, the Partnership has raised questions with respect to certain items in those financial statements, as reported in the Partnership's Form 10-Q for the quarter ended September 29, 2000. The Partnership has not received satisfactory responses from Adelphia with respect to such questions, and, accordingly, has not been able to prepare financial statements for the year ended December 29, 2000. In addition, as a result of the recent events surrounding Adelphia as described above, Deloitte & Touche LLP, the auditors for C-ML Cable, has retracted their audit of C-ML Cable for the year ended December 31, 2000. In consideration of these circumstances, the Partnership has determined that it has been inappropriate and continues to be inappropriate at this time to file financial statements that rely on information contained in the financial statements of C-ML Cable for the year ended December 31, 2000.

(a)      Financial Statements, Financial Statement Schedules and Exhibits

(1)      Financial Statements
         See note in Item 14.

(2)      Financial Statement Schedules
         See note in Item 14.



(3)      Exhibits                                             Incorporated by Reference to
         --------                                             ----------------------------


  3.1          Amended and Restated Certificate of Limited    Exhibit 3.1 to Registrant's Form S-1 the Registration
               Partnership                                    Statement
                                                              (File No. 33-2290)

  3.2.1        Second Amended and Restated Agreement of       Exhibit 3.2.1 to Registrant's Annual Report on Form 10-K
               Limited Partnership dated May 14, 1986         for the fiscal year ended
                                                              December 26, 1986
                                                              (File No. 0-14871)

  3.2.2        Amendment No. 1 dated February 27, 1987 to     Exhibit 3.2.2 to Registrant's Annual Report on Form 10-K
               Second Amended and Restated Agreement of       for the fiscal year ended
               Limited Partnership                            December 26, 1986
                                                              (File No. 0-14871)

  10.1.1       Joint Venture Agreement dated July 2, 1986     Exhibit 10.1.1 to Registrant's Annual Report on Form 10-K
               between Registrant and Century                 for the fiscal year ended
               Communications Corp. ("CCC")                   December 26, 1986
                                                              (File No. 0-14871)

  10.1.2       Management Agreement and Joint Venture         Exhibit 10.1.2 to
               Agreement dated December 16, 1986 between      Registrant's
               Registrant and CCC(attached as Exhibit 1       Annual Report on Form 10-K
               to Exhibit 10.3)                               for the fiscal year ended December 26, 1986 (File No. 0-14871)



  10.1.3       Management Agreement and Joint Venture         Exhibit 10.1.3 to Registrant's Annual Report on Form 10-K
               Agreement dated as of February 15, 1989        for the fiscal year ended
               between Registrant and CCC
                                                              December 30, 1988
                                                              (File No. 0-14871)

  10.1.4       Amended and Restated Management Agreement      Exhibit 10.1.4 to Registrant's Annual Report on Form 10-K
               and Joint Venture Agreement of Century/ML      for the fiscal year ended
               Cable Venture dated January 1, 1994 between    December 31, 1993
               Century Communications Corp. and Registrant    (File No. 0-14871)

  10.2.1       Stock Purchase Agreement dated July 2, 1986    Exhibit 28.1 to Registrant's
               between Registrant and the sellers of          Form 8-K Report dated
               shares of Cable Television Company of          December 16, 1986
               Greater San Juan, Inc.                         (File No. 33-2290)

  10.2.2       Assignment dated July 2, 1986 between          Exhibit 10.2.2 to
               Registrant and Century-ML ("C-ML")             Registrant's Annual Report on Form 10-K for the fiscal year ended
               Cable Corporation                              December 26, 1986
                                                              (File No. 0-14871)

  10.2.3       Transfer of Assets and Assumption of           Exhibit 10.2.3 to Registrant's Annual Report on Form 10-K
               Liabilities Agreement dated January 1, 1994    for the fiscal year ended
               between Century-ML Radio Venture,              December 31, 1993
               Century/ML Cable Venture, Century              (File No. 0-14871)
               Communications Corp. and Registrant

  10.3         Amended and Restated Credit Agreement dated    Exhibit 10.3.5 to Registrant's Annual Report on Form 10-K
               as of March 8, 1989 between Citibank, N.A.,    for the fiscal year ended
               Agent, and C-ML                                December 30, 1988
                                                              (File No. 0-14871)

  10.3.1       Note Agreement dated as of December 1, 1992    Exhibit 10.3.1 to Registrant's Annual Report on Form 10-K
               between Century-ML Cable Corporation,          for the fiscal year ended
               Century/ML Cable Venture, Jackson National     December 25, 1992
               Life Insurance Company, The Lincoln            (File No. 0-14871)
               National Life Insurance Company and
               Massachusetts Mutual Life Insurance Company

  10.3.2       Second Restated Credit Agreement dated          Exhibit 10.3.2 to Registrant's Annual Report on Form 10-K
               December 1, 1992 among Century-ML Cable         for the fiscal year ended December 25, 1992
               Corporation,                                    (File No.0-14871)
               Century/ML Cable Venture and  Citibank

  10.3.3       Amendment dated as of September 30, 1993       Exhibit 10.3.3 to Registrant's Quarterly Report on Form
               among Century-ML Cable Corporation, the        10-Q
               banks parties to the Credit Agreement, and     for the quarter ended
               Citibank, N.A. and Century/ML Cable Venture    September 24, 1993
                                                              (File No. 0-14871)

  10.3.4       Amendment dated as of December 15, 1993        Exhibit 10.3.4 to Registrant's Annual Report on Form 10-K
               among Century-ML Cable Corporation, the        for the fiscal year ended
               banks parties to the Credit Agreement, and     December 31, 1993
               Citibank, N.A. and Century/ML Cable Venture    (File No. 0-14871)

  10.4         Pledge Agreement dated December 16, 1986       Exhibit 10.4 to Registrant's Annual Report on Form 10-K for
               among Registrant, CCC, and Citibank, N.A.,     the fiscal year ended
               Agent                                          December 26, 1986
                                                              (File No. 0-14871)

  10.5         Guarantee dated as of December 16, 1986        Exhibit 10.5 to Registrant's Annual Report on Form 10-K for
               among Registrant, CCC and Citibank, N.A.,      the fiscal year ended
               Agent                                          December 25, 1987
                                                              (File No. 0-14871)

  10.6         Assignment of Accounts Receivable dated as     Exhibit 10.6 to Registrant's Annual Report on Form 10-K for
               of December 16, 1986 among Registrant, CCC     the fiscal year ended
               and Citibank, N.A., Agent                      December 25, 1987
                                                              (File No. 0-14871)

  10.7         Real Property Mortgage dated as of December    Exhibit 10.7 to Registrant's Annual Report on Form 10-K for
               16, 1986 among Registrant, CCC and             the fiscal year ended
               Citibank, N.A., Agent                          December 30, 1988
                                                              (File No. 0-14871)

  10.8         Stock Sale and Purchase Agreement dated as     Exhibit 28.1 to Registrant's
               of December 5, 1986 between SCIPSCO, Inc.      Form 8-K Report dated
               and ML California Cable Corp. ("ML             December 23, 1986
               California")                                   (File No. 33-2290)

  10.8.1       Asset Purchase Agreement dated as of           Exhibit 2 to Registrant's
               November 28, 1994 between Registrant and       Form 8-K Report dated
               Century Communications Corp.                   November 28, 1994
                                                              (File No. 0-14871)

  10.9         Security Agreement dated as of December 22,    Exhibit 10.10 to Registrant's Annual Report on Form 10-K
               1986 among Registrant, ML                      for the fiscal year ended
               California and BA
                                                              December 26, 1987
                                                              (File No. 0-14871)

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

  10.16        Asset Purchase Agreement dated as of           Exhibit 10.25 to Registrant's Annual Report on Form 10-K
               January 9, 1989 between Registrant and         for the fiscal year ended
               Connecticut Broadcasting Company, Inc.         December 30, 1988
               ("WICC")                                       (File No. 0-14871)

  10.17.1      Stock Purchase Agreement dated June 17,        Exhibit 28.2 to Registrant's Quarterly Report on Form 10-Q
               1988 between Registrant and the certain        for the quarter ended
               sellers referred to therein relating to        June 24, 1988
               shares of capital stock of Universal Cable     (File No. 0-14871)
               Holdings, Inc. ("Universal")

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

  10.17.6      Amendment and Consent dated October 14,        Exhibit 10.26.6 to Registrant's Annual Report on Form 10-K
               1988 between Down's Cable, Inc., Universal     for the fiscal year ended
               Cable Midwest, Inc. and Registrant             December 30, 1988
                                                              (File No. 0-14871)

  10.17.7      Amendment and Consent dated October 14,        Exhibit 10.26.7 to Registrant's Annual Report on Form 10-K
               1988 between SJM Cablevision, Inc.,            for the fiscal year ended
               Universal Cable Midwest, Inc. and Registrant   December 30, 1988
                                                              (File No. 0-14871)

  10.17.8      Bill of Sale and Transfer of Assets dated      Exhibit 2.6 to Registrant's
               as of September 19, 1988 between Registrant    Form 8-K Report dated
               and Universal Cable Communications Inc.        September 19, 1988
                                                              (File No. 0-14871)

  10.18        Credit Agreement dated as of September 19,     Exhibit 10.27 to Registrant's Annual Report on Form 10-K
               1988 among Registrant, Universal, certain      for the fiscal year ended
               subsidiaries of Universal, and                 December 30, 1988
               Manufacturers Hanover Trust Company, as        (File No. 0-14871)
               Agent

  10.19        Stock Purchase Agreement dated October 6,      Exhibit 10.28 to Registrant's Annual Report on Form 10-K
               1988 between Registrant and the certain        for the fiscal year ended
               sellers referred to therein relating to        December 30, 1988
               shares of capital stock of Acosta              (File No. 0-14871)
               Broadcasting Corp.

  10.20        Stock Purchase Agreement dated April 19,       Exhibit 28.1 to Registrant's Quarterly Report on Form 10-Q
               1988 between Registrant and the certain        for the quarter ended
               sellers referred to therein relating to        June 24, 1988
               shares of capital stock of Wincom              (File No. 0-14871)
               Broadcasting Corporation

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

  10.22        Management Agreement dated August 26, 1988     Exhibit A to Exhibit 10.30.2 above
               between Registrant and Wincom

  10.22.1      Management Agreement by and between            Exhibit 10.22.1 to Registrant's Quarterly Report on Form
               Fairfield Communications, Inc. and             10-Q
               Registrant and ML Media Opportunity            for the quarter ended
               Partners, L.P. dated May 12, 1993              June 25, 1993
                                                              (File No. 0-14871)

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

  10.24        Agreement of Consolidation, Extension,         Exhibit 10.34 to Registrant's Quarterly Report on
               Amendment and Restatement of the WREX          Form 10-Q for the quarter ended June 30, 1989
               Credit Agreement and KATC Credit Agreement     (File No. 0-14871)
               between Registrant and Manufacturers
               Hanover Trust Company dated as of June 21,
               1989

  10.25        Asset Purchase Agreement between ML Media      Exhibit 10.35 to Registrant's Quarterly Report on
               Partners, L.P. and Anaheim Broadcasting        Form 10-Q for the quarter ended September 29, 1989
               Corporation dated July 11, 1989                (File No. 0-14871)

  10.26        Asset Purchase Agreement between WIN           Exhibit 10.36 to Registrant's Annual Report on Form 10-K
               Communications Inc. of Indiana, and WIN        for the fiscal year ended
               Communications of Florida, Inc. and Renda      December 28, 1990
               Broadcasting Corp. dated November 27, 1989     (File No. 0-14871)

   10.26.1     Asset Purchase Agreement between WIN           Exhibit 10.26.1 to Registrant's Quarterly Report on Form
               Communications of Indiana, Inc. and            10-Q
               Broadcast Alchemy, L.P. dated April 30, 1993   for the quarter ended
                                                              June 25, 1993
                                                              (File No. 0-14871)

   10.26.2     Joint Sales Agreement between WIN              Exhibit 10.26.2 to Registrant's Quarterly Report on
               Communications of Indiana, Inc. and            Form 10-Q for the quarter ended June 25, 1993
               Broadcast Alchemy, L.P. dated May 1, 1993      (File No. 0-14871)

  10.27        Credit Agreement dated as of November 15,      Exhibit 10.39 to Registrant's Quarterly Report on Form 10-Q
               1989 between ML Media Partners, L.P. and       for the quarter ended
               Bank of America National Trust and Savings     June 29, 1990
               Association                                    (File No. 0-14871)

  10.27.1      First Amendment and Limited Waiver dated as    Exhibit 10.27.1 to Registrant's Annual Report on Form 10-K
               of February 23, 1995 to the Amended and        for the fiscal year ended
               Restated Credit Agreement dated as of May      December 30, 1994
               15, 1990 among ML Media Partners, L.P. and     (File 0-14871)
               Bank of America National Trust and Saving
               Association, individually and as Agent

  10.28        Asset Purchase Agreement dated November 27,    Exhibit 10.38 to Registrant's Quarterly Report on Form 10-Q
               1989 between Win Communications and Renda      for the quarter ended
               Broadcasting Corp.                             June 29, 1990
                                                              (File No. 0-14871)

  10.29        Amended and Restated Credit Agreement dated    Exhibit 10.39 to Registrant's Quarterly Report on Form 10-Q
               as of May 15, 1990 among ML Media Partners,    for the quarter ended
               L.P. and Bank of America National Trust and    June 29, 1990
               Saving Association, individually and as        (File No. 0-14871)
               Agent

  10.30        Stock Purchase Agreement between Registrant    Exhibit 10.40.1 to Registrant's Quarterly Report on Form
               and Ponca/Universal Holdings, Inc. dated as    10-Q
               of April 3, 1992                               for the quarter ended
                                                              March 27, 1992
                                                              (File No. 0-14871)

  10.30.1      Earnest Money Escrow Agreement between         Exhibit 10.40.1 to Registrant's Quarterly Report on Form
               Registrant and Ponca/Universal Holdings,       10-Q
               Inc. dated as of April 3, 1992                 for the quarter ended
                                                              March 27, 1992
                                                              (File No. 0-14871)

  10.30.2      Indemnity Escrow Agreement between             Exhibit 10.40.2 to Registrant's Form 8-K Report dated July
               Registrant and Ponca/Universal Holdings,       8, 1992
               Inc. dated as of July 8, 1992                  (File No. 0-14871)

  10.30.3      Assignment by Registrant in favor of           Exhibit 10.40.3 to Registrant's Form 8-K Report dated July
               Chemical Bank, in its capacity as agent for    8, 1992
               itself and the other banks party to the        (File No. 0-14871)
               credit agreement dated as of September 19,
               1988, among Registrant, Universal, certain
               subsidiaries of Universal, and
               Manufacturers Hanover Trust Company, as
               agent

  10.30.4      Confirmation of final Universal agreements     Exhibit 10.40.4 to Registrant's Quarterly Report on Form
               between Registrant and Manufacturers           10-Q
               Hanover Trust Company, dated April 3, 1992     for the quarter ended
                                                              September 25, 1992
                                                              (File No. 0-14871)

  10.30.5      Letter regarding discharge and release of      Exhibit 10.40.5 to Registrant's Quarterly Report on Form
               the Universal Companies and                    10Q for the quarter ended September 25, 1992
               Registrant dated July 8, 1992 between Registrant
               and Chemical Bank (as successor, by merger, to
               Manufacturers Hanover Trust Company)           (File No. 0-14871)

  10.31.1      Asset Purchase Agreement dated May 25, 1995    Exhibit 10.1 to Registrant's
               with Quincy Newspapers, Inc. to sell           Form 8-K dated
               substantially all of the assets used in the    May 25, 1995
               operations of Registrant's television          (File No. 0-14871)
               station WREX-TV, Rockford, Illinois

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

  10.34        Asset Purchase Agreement dated October 9,      Exhibit 10.34 to Registrant's Annual Report on Form 10-K
               1997 with Madifide, Inc., to sell              for the fiscal year ended December 26, 1997 (File 0-14871)
               substantially all of the assets used in the
               operations of Registrant's C-ML Radio.

  10.35        Asset Purchase Agreement dated September       Exhibit 1 to Registrant's Form
               14, 1998, between Registrant and               8-K/A Report dated January 4, 1999 (File No. 0-14871)
               Citicasters Co., to sell substantially all
               of the assets used in the operations of
               Registrant's Anaheim Stations

  10.36        Stock Purchase Agreement dated August 11,      Exhibit 1 to Registrant's Form 8-K Report dated January 28,
               1998, between Registrant and Chancellor        1999 (File No. 0-14871)
               Media Corporation of Los Angeles, to sell
               the stock of Wincom

10.37    Asset Purchase Agreement dated April 22, 1999,       Exhibit 1 to Registrant's Form
               between Registrant and Aurora                  8-K Report dated August 31, 1999 (File No. 0-14871)
               Communications LLC, to sell substantially
               all of the assets used in the operations of
               Registrant's Connecticut Stations

10.38    Leveraged Recapitalization Agreement dated
               December 13, 2001, among Registrant,
               Century/ML Cable Venture, Century
               Communications Corp., Adelphia
               Communications Corporation and Highland
               Holdings, to redeem Registrant's 50%
               interest in Century/ML Cable Venture

  18.1         Letter from Deloitte, Haskins & Sells            Exhibit 18.1 to Registrant's Annual Report on Form 10-K
               regarding the change in                          for the fiscal year ended December 30, 1988
               accounting method, dated March 30, 1989          (File No. 0-14871)



  99           Pages 12 through 19 and 38 through 46 of       Prospectus dated February 4, 1986, filed pursuant to Rule
               Prospectus dated February 4, 1986, filed       424(b) under the Securities Act of 1933, as amended
               pursuant to Rule 424(b) under the              (File No. 33-2290)
               Securities Act of 1933, as amended

  (b)          Reports on Form 8-K.
               -------------------

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

               On May 25, 2001, Registrant filed with the SEC a Current Report on Form 8-K dated May 25, 2001. This Current Report contained details of the cash distribution payable on May 29, 2001 relating to the sales of the Connecticut Stations, Cleveland Station and the Anaheim Stations.

               On December 14, 2001, Registrant filed with the SEC a current report on Form 8-K dated December 13, 2001. This current report contained details of the Recapitalization Agreement pursuant to which Century/ML Cable Venture (the "Venture") agreed to redeem registrant's 50% interest in the Venture at a closing on September 30, 2002, for a purchase price of $279.8 million.

               On January 28, 2002, Registrant filed with the SEC a current report on Form 8-K dated January 25, 2002. This current report contained details of the cash distribution payable on January 25, 2002, relating to the sale of the California Cable Systems.

               On June 21, 2002, Registrant filed with the SEC a current report on Form 8-K dated June 21, 2002. This current report contained details regarding the change in control of Adelphia, the related acceleration of the September 30, 2002 closing to June 7, 2002 pursuant to the Recapitalization Agreement, the subsequent Adelphia default on its obligation under the Recapitalization Agreement, and Registrant's legal action against Adelphia because of said default.

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

                                 General Partner

                          By: ML Media Management Inc.



Dated: August 28, 2002                      /s/ Kevin K. Albert
                                           ----------------------------------
                                           Kevin K. Albert
                                           Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.


RP MEDIA MANAGEMENT

                    Signature                                       Title                              Date

   /s/ I. Martin Pompadur                           President, Secretary and Director                 August 28, 2002
-------------------------------------------------   (principal executive officer of
     (I. Martin Pompadur)                           Registrant)

   /s/ Elizabeth McNey Yates                        Executive Vice President                          August 28, 2002
-------------------------------------------------
     (Elizabeth McNey Yates)

ML MEDIA MANAGEMENT INC.


                    Signature                                       Title                              Date


   /s/ Kevin K. Albert                              Director and President                            August 28, 2002
-------------------------------------------------
        (Kevin K. Albert)

   /s/ James V. Caruso                              Director and Executive Vice President             August 28, 2002
-------------------------------------------------
        (James V. Caruso)

   /s/ Thomas C. Powers                             Director and Vice President                       August 28, 2002
-------------------------------------------------
        (Thomas C. Powers)

   /s/ Gary C. Dolan                                Director                                          August 28, 2002
-------------------------------------------------
        (Gary C. Dolan)


   /s/ James V. Bruno                               Vice President (principal financial               August 28, 2002
-------------------------------------------------   and accounting officer of Registrant)
        (James V. Bruno)

