Form 10-K
period 2001-12-28
ML MEDIA PARTNERS LP
filed 2002-08-29
CIK 785959

Item 8 and  corresponding
                                               references  in items 1, 6 and 7
                                               are omitted from this filing for
                                               the reasons described in Item 14.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

-------------------------------------------------------------------------------

                                    FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2001

                                     0-14871
                            (Commission File Number)

                             ML MEDIA PARTNERS, L.P.

------------------------------------------------------------------------------
       (Exact name of registrant as specified in its governing instrument)


Delaware                                                  13-3321085

--------------------------------------------------------------------------
(State or other jurisdiction of organization) (IRS Employer Identification No.)


Four World Financial Center - 26th Floor
New York, New York                                                10080

---------------------------------------------------------------------------
(Address of principal executive offices                      (Zip Code)

Registrant's telephone number, including area code: (800) 288-3694

Securities registered pursuant to Section 12(b) of the Act:

                                      None
-----------------------------------------------------------------------------
                                (Title of Class)


Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
-----------------------------------------------------------------------------
                                (Title of Class)

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

Media Properties

As of December 28, 2001, Registrant's sole remaining operating investment in media properties is its 50% interest in Century/ML Cable Venture (the "Venture"), a joint venture, with Century Communications Corp. ("Century"), (a subsidiary of Adelphia Communications Corporation ("Adelphia"), that owns two cable television systems in Puerto Rico, as further described below, under Puerto Rico Investments.

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

As of December 28, 2001, Registrant had completed the sale of the following media properties:

o an AM and FM radio station combination in Bridgeport, Connecticut was s old on August 31, 1999;

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


Item 6.       Selected Financial Data.
              -----------------------
              See note in Item 14

Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.
              ---------------------------------------------------------------
              See note in Item 14

Item 7A.      Quantitative and Qualitative Disclosure about Market Risk.
              ----------------------------------------------------------
              See note in Item 14

Item 8.       Financial Statement and Supplemental Data
              See note in Item 14

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
              -----------------------------------------------------------------

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

Item 13.   Certain Relationships and Related Transactions

During the three years ended December 28, 2001, the Partnership incurred the following expenses in connection with services provided by the General Partner and its affiliates:

                                                        2001                  2000                      1999
                                                  --------------         --------------          ---------------
Partnership Management Fee                        $      557,987         $      557,979          $       557,979
Property Management Fee                                  506,264                506,264                  534,538
Reimbursement of Operating Expenses                      783,706                908,920                  491,388
                                                  --------------         --------------          ---------------
                                                  $    1,847,957         $    1,973,163          $     1,583,905
                                                  ==============         ==============          ===============

In addition, the Partnership, through the California Cable Systems, was party to an agreement with MultiVision Cable TV Corp. ("MultiVision"), an affiliate of the General Partner, whereby MultiVision provided the California Cable Systems with certain administrative and day-to-day management services. The California Cable Systems paid for these services at cost. The reimbursed costs incurred by MultiVision on behalf of the California Cable Systems amounted to an aggregate of $1,812,063, $1,639,914 and $1,223,364 for 2001, 2000 and 1999, respectively.

                                     Part IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K
                ---------------------------------------------------------------

For the reasons stated below, the Partnership's consolidated financial statements for the year ended December 28, 2001, have been omitted from this Report. Accordingly, information derived from the financial statements that would otherwise be included in Items 1, 6, 7 and 8 are also omitted. Financial statements for the fiscal years ended December 31, 1999 and December 25, 1998 were filed on May 3, 2000 with the Partnership's annual report on Form 10-K for the Year ended December 31, 1999.

The financial statements of C-ML Cable, the joint venture between the Partnership and Adelphia Communications Corporation ("Adelphia") that owns cable television systems in Puerto Rico, are a material component of the Partnership's financial statements. Under the terms of the joint venture agreement relating to C-ML Cable, Adelphia has the responsibility for maintaining the books and records of the joint venture. Although Adelphia had previously furnished to the Partnership audited financial statements of C-ML Cable for the year ended December 31, 2000, the Partnership has raised questions with respect to certain items in those financial statements, as reported in the Partnership's Form 10-Q for the quarter ended September 29, 2000. The Partnership has not received satisfactory responses from Adelphia with respect to such questions, and, accordingly, has not been able to prepare financial statements for the years ended December 29, 2000 and December 28, 2001. In addition, as a result of the recent events surrounding Adelphia as described above, Deloitte & Touche LLP, the auditors for C-ML Cable, has retracted their audit of C-ML Cable for the years ended December 31, 2000 and 2001. In consideration of these circumstances, the Partnership has determined that it has been inappropriate and continues to be inappropriate at this time to file financial statements that rely on information contained in the financial statements of C-ML Cable for the years ended December 31, 2000 and 2001.

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

10.38    Leveraged Recapitalization Agreement dated           Exhibit 10.38 to Registrant's Annual Report on Form 10-K
               December 13, 2001, among Registrant,           for the fiscal year ended
               Century/ML Cable Venture, Century              December 29, 2000
               Communications Corp., Adelphia                 (File No. 0-14871)
               Communications Corporation and Highland
               Holdings, to redeem Registrant's 50%
               interest in Century/ML Cable Venture

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
