Form 10-K
period 2002-12-31
ML MEDIA PARTNERS LP
filed 2003-03-27
CIK 785959

Items 8 and 15(a)(1) and (2)
                                              and corresponding references in
                                              items 1, 6 and 7
                                              are omitted from this filing for
                                              the reasons described in Item 15.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 27, 2002

                                     0-14871
                            (Commission File Number)

                             ML MEDIA PARTNERS, L.P.

-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its governing instrument)


Delaware                                                         13-3321085

-------------------------------------------------------------------------------
(State or other jurisdiction of organization) (IRS Employer Identification No.)


Four World Financial Center - 23rd Floor
New York, New York  10080

-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code: (800) 288-3694

Securities registered pursuant to Section 12(b) of the Act:

                                      None
-------------------------------------------------------------------------------
                                (Title of Class)


Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
-------------------------------------------------------------------------------
                                (Title of Class)

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

Media Properties

As of December 27, 2002, Registrant's sole remaining operating investment in media properties is its 50% interest in Century/ML Cable Venture (the "Venture"), a joint venture, with Century Communications Corp. ("Century": a subsidiary of Adelphia Communications Corporation ("Adelphia")), that owns two cable television systems in Puerto Rico, as further described below, under Puerto Rico Investments.

On December 13, 2001, Registrant entered into a Leveraged Recapitalization Agreement (the "Recapitalization Agreement") pursuant to which the Venture agreed to redeem Registrant's 50% interest in the Venture at a closing to be held on September 30, 2002, for a purchase price of $279.8 million. Highland Holdings ("Highland"), a Pennsylvania general partnership owned by members of the Rigas family (the then controlling shareholders of Adelphia), agreed to arrange financing for the Venture in the amount required to redeem Registrant's interest in the Venture and Adelphia agreed to guaranty the financing. If the Venture failed for any reason to redeem Registrant's 50% interest in the Venture, the Recapitalization Agreement required Adelphia to purchase Registrant's interest in the Venture at the same price and on the same terms that applied to the redemption in the Recapitalization Agreement. Century pledged its 50% interest in the Venture as security for Adelphia's obligation to consummate the purchase of Registrant's interest in the Venture if the Venture failed to redeem the interest. If Adelphia were to default on its obligation to consummate the purchase, under the Pledge Agreement Registrant would have the right to seek to foreclose on Century's 50% interest and to sell 100% of the assets of the cable systems owned by the Venture to a third party. Under the pledge agreement, the proceeds of such a sale would first be paid to Registrant in an amount ranging from $275 million up to $279.8 million, depending on the date of the default, plus interest and any expenses incurred in effecting the sale.

Simultaneously with the execution of the Recapitalization Agreement, Registrant and Adelphia and certain of its subsidiaries, including Century, entered into a Stipulation of Settlement, pursuant to which the original litigation between them (the "Original Adelphia Litigation") (see "Legal Proceedings" in Item 3, below) was stayed pending the closing and would be dismissed with prejudice at the closing of the redemption or purchase of Registrant's interest in the Venture pursuant to the Recapitalization Agreement.

Under the terms of the Recapitalization Agreement, the closing of the redemption or purchase of the Registrant's 50% interest in the Venture is accelerated to a date that is 10 days after the occurrence of certain events, including a change in control of Adelphia from the Rigas family to any other person or group or a default by Adelphia or a subsidiary in payment of interest on certain indebtedness beyond the applicable grace period. Therefore, on May 28, 2002, upon the resignation of each member of the Rigas family as officers and directors of Adelphia and the agreement by the Rigas family to transfer their Adelphia stock to a voting trust, Registrant notified Adelphia that the closing was accelerated to June 7, 2002 (for the redemption) and June 10, 2002 (for the purchase by Adelphia). Adelphia disputed the acceleration of the closing, and the Venture failed to redeem Registrant's interest and Adelphia failed to purchase Registrant's interest on the accelerated closing dates. Accordingly, on June 12, 2002, Registrant commenced an action against the Venture, Adelphia and Highland in New York Supreme Court seeking specific performance of the Recapitalization Agreement and compensatory and punitive damages for breach by the defendants, including, but not limited to, payment of the full purchase price for the Registrant's interest in the Venture. See "Legal Proceedings" in
Item 3, below. The Registrant also believes that, under the terms of the Recapitalization Agreement, the closing was also accelerated as a result of defaults by Century and Adelphia in payment of certain debt to third parties. In any event, the Venture, Adelphia, and Highland failed to perform their obligations under the Recapitalization Agreement on September 30, 2002, the scheduled date for the closing without acceleration, and, in the case of Adelphia, October 1, 2002.

Century pledged its 50% interest in the Venture as security for Adelphia's obligation to consummate the purchase of Registrant's interest in the Venture. Under the terms of the pledge agreement, upon Adelphia's default on its obligation to consummate the purchase of Registrant's interest, Registrant has the right to seek to foreclose on Century's 50% interest and to sell 100% of the Venture to a third party. However, on June 10, 2002, Century filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York and, under bankruptcy law, Century's bankruptcy filing precludes Registrant from foreclosing at this time and will significantly delay Registrant's ability to foreclose on Century's 50% interest. In addition, on June 25, 2002, Adelphia filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Finally, on September 30, 2002, Adelphia, over the Registrant's objections, caused the Venture to file for bankruptcy protection. Because of the defaults by the Venture, Highland, Adelphia and Century and the bankruptcies of Century, Adelphia and the Venture, it currently is not possible to predict when Registrant will realize value for its interest in the Venture, although it may be anticipated that there will be a substantial delay, perhaps as long as several years.

On June 12, 2002, Registrant commenced an action against the Venture, Adelphia and Highland in New York Supreme Court seeking specific performance of the Recapitalization Agreement and compensatory and punitive damages for breach by the defendants, including, but not limited to, payment of the full purchase price for Registrant's interest in the Venture.

Century and Adelphia removed Registrant's action, together with the Original Adelphia Litigation, to the United States Bankruptcy Court for the Southern District of New York. Following Adelphia's Chapter 11 bankruptcy filing on June 25, 2002, Registrants actions were consolidated as adversary proceedings before the Bankruptcy Judge overseeing Adelphia's bankruptcy.

On June 21, 2002, the Bankruptcy Judge permitted Registrant to withdraw the $10 million that had been deposited in escrow by Highland as security for Highland's, Adelphia's and the Venture's performance of their obligations under the Recapitalization Agreement.

Registrant amended its complaint to add Century as a defendant as well, and seeks damages for breach of the Recapitalization Agreement from all four defendants (the Venture, Adelphia, Century and Highland), as well as specific performance by Adelphia and Century of their obligations to turn over management rights of the Venture to Registrant. Thereafter, Registrant moved for judgment as a matter of law against all four defendants, and each of the defendants moved to dismiss the amended complaint. On January 17, 2003, the Bankruptcy Court denied defendants' motions, denied Registrant's motion in part and granted Registrant's motion in part, holding that, to the extent the Recapitalization Agreement is an enforceable contract, all defendants were in default under that contract by no later than October 1, 2002, the last possible date for consummation of the transactions contemplated by the Recapitalization Agreement

Adelphia and Century filed counterclaims on January 27, 2003, seeking to have the Recapitalization Agreement set aside as an invalid fraudulent conveyance and due to Registrant's alleged fraud. Adelphia further seeks recovery of the $10 million delivered to Registrant from escrow, arguing that Adelphia, not Highland, provided the funds for the escrow fund, and additional unspecified damages. On March 26, 2003, Registrant moved to have these counterclaims dismissed as a matter of law or to have their defenses stricken. Discovery proceedings with regard to Registrant's claims and Adelphia and Century's counterclaims have begun. A hearing before the Bankruptcy Court for the purpose of setting a schedule for the discovery and other proceedings is scheduled for March 28, 2003.

As of December 27, 2002, Registrant had completed the sale of the following media properties: o an AM and FM radio station combination in Bridgeport, Connecticut was sold on August 31, 1999;

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

As of December 27, 2002, Registrant had approximately $6.5 million remaining in cash reserves to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems prior to and resulting from their sale.

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

As of December 27, 2002, Registrant had approximately $74,000 remaining in cash reserves from the sale of the Connecticut Stations. To the extent any such amounts are subsequently released, such amounts will be distributed to partners of record as of the date such reserves are released.

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

As of December 27, 2002, Registrant had approximately $76,000 remaining in cash reserves from the sale of the Cleveland Station. To the extent any such amounts are subsequently released, such amounts will be distributed to partners of record as of the date such reserves are released.

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

As of December 27, 2002, Registrant had approximately $4,000 remaining in cash reserves from the sale of the Anaheim stations. To the extent any such amounts are subsequently released, such amounts will be distributed to partners of record as of the date such reserves are released.

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


Federal Statutes and Regulation

The Communications Act

The Communications Act, as amended by the Cable Communications and Policy Act of 1984 ("1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act"), and the Telecommunications Act of 1996 ("1996 Act"), imposes uniform national standards and guidelines for the regulation of cable television systems. Among other things, the Communications Act regulates the provision of cable television service pursuant to local franchise agreements, authorizes a system for regulating certain subscriber rates and services, outlines signal carriage requirements, imposes certain ownership restrictions, and sets forth customer service, consumer protection, and technical standards.

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

Cable/Television Cross Ownership

In February 2002, the U.S. Court of Appeals for the D.C. Circuit vacated the FCC's restriction on the common ownership of a broadcast television station and a cable system in the same local community in Fox Television Stations v. FCC 280
F. 3d 1027 (D.C. Cir 2002). In February 2003, the FCC, in accordance with the court's decision, formally repealed its cable/broadcast cross-ownership rule.

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

In addition, the 1992 Cable Act and FCC rules restrict the ability of programmers in which cable operators hold an attributable interest to enter into exclusive contracts with cable operators. In 2002, the FCC concluded that the restrictions on exclusive arrangements continued to serve the public interest, and extended the term of the restrictions through 2007. Vertically integrated programmers also are generally prohibited from favoring cable operators over other multichannel video programming distributors.

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

In 2002, the Commission released a declaratory ruling concluding that cable modem service is properly classified as an "interstate information service." Whether the service should be considered a "cable service," a "telecommunications service," or an "information service" had been the subject of considerable debate because the regulatory classification has important implications on the ability of both the FCC and LFAs to regulate cable modem services.

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

Pole Attachment Rates, Inside Wiring, and Technical Standards

The FCC currently regulates the rates and conditions imposed by public utilities for use of their poles, unless, under the Federal Pole Attachments Act, a state public service commission demonstrates that it is entitled to regulate the pole attachment rates. The FCC has adopted a specific formula to administer pole attachment rates under this scheme. The 1996 Act revised the pole attachment rules in a number of ways to encourage competition in the provision of telecommunications services and to address inequity in the current pole attachment rates. In 1998, the FCC revised its pole attachment rules. The Supreme Court has issued a decision in Gulf Power et. al. v. FCC addressing a number of issues arising out of the FCC's 1998 revisions to these rules. Most importantly, the Court determined that the protections of the Pole Attachments Act extend to cable operators' offering of Internet access services and to wireless service providers. In December, 2002, the United States Court of Appeals for the District of Columbia Circuit generally upheld the FCC's pole attachment rules.

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

Item 2.   Properties

A description of the media properties of Registrant is contained in Item 1 above. C-ML Cable owns or leases real estate for certain transmitting equipment along with space for studios and offices.

In addition, the offices of RPMM and MLMM are located at 444 Madison Avenue - Suite 703, New York, New York 10022 and at Four World Financial Center - 23rd Floor, New York, New York, 10080; respectively.

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

With respect to Merrill Lynch & Co., Inc., Merrill Lynch, MLMM and RPMM, plaintiffs claimed that these defendants aided and abetted the General Partner in the alleged breach of the Partnership Agreement and in the alleged breach of the General Partner's fiduciary duties. Plaintiffs sought, among other things, an injunction barring defendants from paying themselves management fees or expenses not expressly authorized by the Partnership Agreement, an accounting, disgorgement of the alleged improperly paid fees and expenses and compensatory and punitive damages.

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

The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPMM, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. Cumulatively, Registrant incurred legal costs relating to such indemnification of approximately $704,000 through December 27, 2002.

Adelphia Litigation

On March 24, 2000, Registrant commenced suit (the "Original Adelphia Litigation") in New York Supreme Court (the "Court"), New York County, against Century Communications Corp. ("Century"), Adelphia Communications Corporation ("Adelphia") and Arahova Communications Inc. seeking a dissolution of Century-ML Cable Venture (the "Venture") and the appointment of a receiver for the sale of the Venture's assets (primarily the stock of the subsidiary of the Venture that owns the cable systems). The complaint alleged that, as successor to Century's position as Registrant's joint venture partner, Adelphia breached its fiduciary and contractual obligations to Registrant with respect to the operations of the Venture and by proposing to take action that would interfere with the sale of the cable systems to a third party through an auction process conducted in accordance with the terms of the joint venture agreement. Registrant also sought in the suit an order directing Adelphia and its affiliates to comply with the terms of the joint venture agreement and sought other equitable relief. Registrant also sought in the suit compensatory and punitive damages.

Litigation continued in the New York Supreme Court (including an order granting Registrant partial summary judgment (which was affirmed on appeal), a consent order with respect to management, an order requiring Adelphia to proceed with an accounting and an order holding Adelphia in contempt of Court), until December 13, 2001, at which time the matter was placed in abeyance pursuant to a Stipulation of Settlement pending the closing of transactions contemplated by the Recapitalization Agreement (see "Media Properties" in Item 1, above). As a result of the default by Adelphia in its obligations to close under the Recapitalization Agreement, Registrant may resume prosecution of that action, in addition to pursuing other remedies for Adelphia's default, although the action is now before the Bankruptcy Court for the Southern District of New York rather than the New York Supreme Court, as a result of Adelphia's and Century's filings for bankruptcy and their removal of such action.

For the years ended December 27, 2002, December 28, 2001 and December 29, 2000, Registrant incurred approximately $78,000, $1,772,000 and $1,965,000, respectively for legal costs relating to the Original Adelphia Litigation. Cumulatively, the legal costs related to such litigation efforts totaled approximately $3,815,000 through December 27, 2002.


On June 12, 2002, Registrant commenced a new action against the Venture, Adelphia and Highland in New York Supreme Court seeking specific performance of the Recapitalization Agreement and compensatory and punitive damages for breach by the defendants, including, but not limited to, payment of the full purchase price for Registrant's interest in the Venture.

Century and Adelphia removed Registrant's action, together with the original litigation described above, to the United States Bankruptcy Court for the Southern District of New York. Following Adelphia's Chapter 11 bankruptcy filing on June 25, 2002, Registrant's actions were consolidated as adversary proceedings before the Bankruptcy Judge overseeing Adelphia's bankruptcy.

On June 21, 2002, the Bankruptcy Judge permitted Registrant to withdraw the $10 million that had been deposited in escrow by Highland as security for Highland's, Adelphia's and the Venture's performance of their obligations under the Recapitalization Agreement.

Registrant amended its complaint to add Century as a defendant as well, and seeks damages for breach of the Recapitalization Agreement from all four defendants (the Venture, Adelphia, Century and Highland), as well as specific performance by Adelphia and Century of their obligations to turn over management rights of the Venture to Registrant. Thereafter, Registrant moved for judgment as a matter of law against all four defendants, and each of the defendants moved to dismiss the amended complaint. On January 17, 2003, the Bankruptcy Court denied defendants' motions, denied Registrant's motion in part and granted Registrant's motion in part, holding that, to the extent the Recapitalization Agreement is an enforceable contract, all defendants were in default under that contract by no later than October 1, 2002, the last possible date for consummation of the transactions contemplated by the Recapitalization Agreement.

Adelphia and Century filed counterclaims on January 27, 2003, seeking to have the Recapitalization Agreement set aside as an invalid fraudulent conveyance and due to Registrant's alleged fraud. Adelphia further seeks recovery of the $10 million delivered to Registrant from escrow, arguing that Adelphia, not Highland, provided the funds for the escrow fund, and additional unspecified damages. On March 26, 2003, Registrant moved to have these counterclaims dismissed as a matter of law or to have their defenses stricken. Discovery proceedings with regard to Registrant's claims and Adelphia and Century's counterclaims have begun. A hearing before the Bankruptcy Court for the purpose of setting a schedule for the discovery and other proceedings is scheduled for March 28, 2003.

For the year ended December 27, 2002, Registrant incurred legal costs relating to the litigation arising from the breach of the Recapitalization Agreement totaling approximately $2,352,000 (in addition to the costs relating to the Original Adelphia Litigation).

Registrant is not aware of any other material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

There were no matters which required a vote of the limited partners of Registrant during the fiscal year covered by this report.
                                     Part II

Item 5.           Market for Registrant's Common Stock and Stockholder Matters

An established public market for Registrant's Units does not now exist, and it is not anticipated that such a market will develop in the future. Accordingly, accurate information as to the market value of a Unit at any given date is not available.

As of March 17, 2003, the number of owners of Units was approximately 11,830.

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

Item 6.       Selected Financial Data.
              -----------------------

See note in Item 15

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
              ----------------------------------------------------------------

See note in Item 15

Item 7A.      Quantitative and Qualitative Disclosure about Market Risk.
              ----------------------------------------------------------

See note in Item 15

Item 8.       Financial Statement and Supplemental Data

See note in Item 15

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

RP Media Management (the "Management Company")

                                           Served in Present
                                                  Capacity
Name                                              Since (1)                Position Held
------------------------------------------------------------------------------------------
I. Martin Pompadur                               1/01/86                   President, Chief Executive Officer,
                                                                           Chief Operating Officer, Secretary
                                                                           Director

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

ML Media Management Inc. ("MLMM")

                                           Served in Present
                                                 Capacity
Name                                              Since (1)                Position Held

Kevin K. Albert                                  2/19/91                   President
                                                 12/16/85                  Director
Gary C. Dolan                                    6/01/02                   Director

Curtis W. Cariddi                                3/22/02                   Treasurer

George A. Bitar   10/18/02                      Vice President

James V. Bruno    11/05/99                      Vice President and Assistant
                                                Treasurer

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

     Elizabeth McNey Yates, 39, Executive Vice President of RP Media Management, joined RP Companies Inc., an entity controlled by Mr. Pompadur, in March 1988 and has senior executive responsibilities in the areas of finance, operations, administration, acquisitions and dispositions. Ms. Yates is Chief Operating Officer and Executive Vice President of RP Companies, Inc.

Kevin K. Albert, 50, a Managing Director of Merrill Lynch Investment Banking Group ("MLIBK") is responsible for the Private Equity Placement Group. He joined Merrill Lynch in 1981. Mr. Albert's work in the Private Equity Placement Group is involved in structuring and placing a diversified array of private equity financings, including common stock, preferred stock, limited partnership interests and other equity-related securities. Mr. Albert is also a director of ML Mezzanine II Inc., an affiliate of MLMM and a general partner of the Managing General Partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts II, L.P.)

Gary C. Dolan, 48, Director and Senior Counsel of the Merrill Lynch Office of General Counsel, joined Merrill Lynch in September 1980. His responsibilities include the provision of legal advice to various areas of MLIBK, including primarily, the Private Equity Placements Group.

Curtis W. Cariddi, 47, a Director and Chief Financial Officer for the Merrill Lynch Private Equity Division, joined Merrill Lynch in February 1986. His responsibilities include controllership, financial management, and financial reporting and administrative functions for Merrill Lynch private equity initiatives including, direct investments, investments in third-party private equity funds and Merrill Lynch-sponsored funds. He has held a number of finance positions at both the corporate level as well as in the Firm's operating divisions including, International Private Client Group, U.S. Private Client Group and Global Markets & Investment Banking.

     George A Bitar, 38, is a Managing Director in the Merrill Lynch Global Private Equity Division and a Principal in Merrill Lynch Global Partners, Inc., the Managing Member of Merrill Lynch Global Emerging Markets Partners, L.P., an institutional private equity fund. Prior to joining the Global Private Equity Division, Mr. Bitar was a Vice President in the High Yield Finance and Restructuring Group where he worked for four years. Mr. Bitar joined Merrill Lynch in 1990.

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

The current members of the Investment Committee are as follows:

         RPMM Representative                MLMM Representatives
         -------------------                --------------------
         I. Martin Pompadur                 Kevin K. Albert
                                            Gary C. Dolan
                                            George A. Bitar

Item 11.        Executive Compensation

Registrant does not pay the executive officers or directors of the General Partner any remuneration. The General Partner does not presently pay any remuneration to any of its executive officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
                ---------------------------------------------------------------

As of March 17, 2003, Smithtown Bay, LLC, having the mailing address 601 Carlson Parkway, Suite 200, Minnetonka, Minnesota, 55305, is the owner of 15,055 Units, representing approximately 8.0% of all such Units. As of March 17, 2003, Madison Liquidity Investors, LLC, and its affiliates, having the mailing address of 6143 South Willow Drive, Suite 200, Englewood Village, CO 80111, is the owner of 10,699 Units, representing approximately 5.69% of all such Units. As of March 17, 2003, no person or entity, other than Smithtown Bay, LLC and Madison Liquidity Investors, LLC, and its affiliates, was known by Registrant to be the beneficial owner of more than five percent of the Units.

To the knowledge of the General Partner, as of March 17, 2003, the officers and directors of the General Partner in aggregate own less than 1% of the outstanding common stock of Merrill Lynch & Co., Inc.

Registrant has not established any stock option plans.

Item 13.   Certain Relationships and Related Transactions

During the three years ended December 27, 2002, the Partnership incurred or accrued the following expenses in connection with services provided by the General Partner and its affiliates:

                                                        2002                  2001                      2000
                                                  --------------         --------------          ---------------
Partnership Management Fee                        $      557,980         $      557,987          $       557,979
Property Management Fee                                  506,264                506,264                  506,264
Reimbursement of Operating Expenses                      920,433                783,706                  908,920
                                                  --------------         --------------          ---------------
                                                  $    1,984,677         $    1,847,957          $     1,973,163
                                                  ==============         ==============          ===============

In addition, the Partnership, through the California Cable Systems, was party to an agreement with MultiVision Cable TV Corp. ("MultiVision"), an affiliate of the General Partner, whereby MultiVision provided the California Cable Systems with certain administrative and day-to-day management services. The California Cable Systems paid for these services at cost. The reimbursed costs incurred by MultiVision on behalf of the California Cable Systems amounted to an aggregate of $0, $1,812,063 and $1,639,914 for 2002, 2001 and 2000, respectively.

Item 14.      Controls and Procedures.
              -----------------------

Registrant maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in Registrant's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Registrant's chief executive officer and chief financial officer have evaluated the effectiveness of Registrant's controls and procedures within 90 days of the filing of this annual report on Form 10-K. Based on their evaluation of such controls and procedures, Registrant's chief executive officer and chief financial officer believe such controls and procedures to be effective. However, see Item 15, Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Additionally, there have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     Part IV

Item 15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K
                ---------------------------------------------------------------

For the reasons stated below, the Partnership's consolidated financial statements for the years ended December 27, 2002, December 28, 2001 and December 29, 2000, have been omitted from this report. Accordingly, information derived from the financial statements that would otherwise be included in items 1, 6, 7, 8 and 15 are also omitted. Financial statements for the fiscal years ended December 31, 1999 and December 25, 1998 were filed on May 3, 2000 with the Partnership's annual report on Form 10-K for the year ended December 31, 1999.

The financial statements of C-ML Cable, the joint venture between the Partnership and Adelphia Communications Corporation ("Adelphia") that owns cable television systems in Puerto Rico, are a material component of the Partnership's financial statements. Under the terms of the joint venture agreement relating to C-ML Cable, Adelphia has the responsibility for maintaining the books and records of the joint venture. Although Adelphia had previously furnished to the Partnership audited financial statements of C-ML Cable for the year ended December 31, 2000, the Partnership has raised questions with respect to certain items in those financial statements, as reported in the Partnership's Form 10-Q for the quarter ended September 29, 2000. The Partnership has not received satisfactory responses from Adelphia with respect to such questions, and, accordingly, has not been able to prepare financial statements for the years ended December 29, 2000, December 28, 2001 and December 27, 2002. In addition, as a result of the recent events surrounding Adelphia as described above, Deloitte & Touche LLP, the auditors for C-ML Cable, has retracted its audit of C-ML Cable for the years ended December 31, 2000 and 2001. In consideration of these circumstances, the Partnership has determined that it has been inappropriate and continues to be inappropriate at this time to file financial statements that rely on information contained in the financial statements of C-ML Cable for the years ended December 31, 2000 and 2001. Additionally, audited statements of C-ML Cable for the year ended December 31, 2002 have not been released as of the date of this filing. The Partnership, therefore, is unable to prepare and include herewith, financial statements that rely on such financial information of C-ML Cable.

(a)      Financial Statements, Financial Statement Schedules and Exhibits

(1)      Financial Statements
         See note in Item 15.

(2)      Financial Statement Schedules
         See note in Item 15.

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

(b)      Reports on Form 8-K.
         -------------------

Registrant filed the following reports on Form 8-K during the fiscal year ended December 27, 2002:

On January 28, 2002, Registrant filed with the SEC a current report on Form 8-K dated January 25, 2002. This current report contained details of the cash distribution payable on January 25, 2002, relating to the sale of the California Cable Systems.

On June 21, 2002, Registrant filed with the SEC a current report on Form 8-K dated June 10, 2002. This current report contained details regarding the change in control of Adelphia, the related acceleration of the September 30, 2002 closing to June 7, 2002 pursuant to the Recapitalization Agreement, the subsequent Adelphia default on its obligation under the Recapitalization Agreement, and Registrant's legal action against Adelphia because of said default.

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

                                                   By: ML Media Management Inc.


Dated: March 27, 2003                              /s/ Kevin K. Albert
                                                   ----------------------------
                                                   Kevin K. Albert
                                                   Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.

RP MEDIA MANAGEMENT

                    Signature                                       Title                              Date

   /s/ I. Martin Pompadur                          President, Secretary and Director               March 27, 2003
-----------------------------------------------    (principal executive officer of
     (I. Martin Pompadur)                          Registrant)

   /s/ Elizabeth McNey Yates                       Executive Vice President                        March 27, 2003
-----------------------------------------------
     (Elizabeth McNey Yates)

ML MEDIA MANAGEMENT INC.

                    Signature                                       Title                              Date

   /s/ Kevin K. Albert                              Director and President                          March 27, 2003
-------------------------------------------------
        (Kevin K. Albert)

   /s/ Gary C. Dolan                                Director                                        March 27, 2003
-------------------------------------------------
        (Gary C. Dolan)

   /s/ Curtis W. Cariddi                            Treasurer (principal financial and              March 27, 2003
-------------------------------------------------   accounting officer of Registrant)
        (Curtis W. Cariddi)