Form 10-Q
period 2003-03-28
ML MEDIA PARTNERS LP
filed 2003-08-13
CIK 785959

Items 1, 2 and 3 of Part I are omitted from this filing
                   for the reasons described in Part II, Item 5.


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 28, 2003

Or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                  to
Commission file number 0-14871

                             ML MEDIA PARTNERS, L.P.
-------------------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

Delaware                                   13-3321085
------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

Four World Financial Center - 23rd Floor
New York, New York                                         10080
------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (800) 288-3694

Title of each Class               Name of each exchange on which registered
-----------------------------------------------------------------------------
None                              Not applicable
-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes     No X
                                             ----    ----
Indicate by check mark whether the registrant is an accelerated filer as
defined in Rule 12b-2 of the Exchange Act.  Yes X   No
                                               ----   ----

                             ML-MEDIA PARTNERS, L.P.

                                      INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.       Quantitative and Qualitative Disclosure about Market Risk.

Item 4.       Controls and Procedures.


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Changes in Securities and Use of Proceeds.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

See Part II, Item 5.

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.
              ----------------------------------------------------------------

See Part II, Item 5.

Item 3.      Quantitative and Qualitative Disclosure about Market Risk.
             ---------------------------------------------------------

See Part II, Item 5.

Item 4.       Controls and Procedures.

ML Media Partners, L.P. (the "Registrant" or the "Partnership") maintains disclosure controls and procedures designed to ensure that information required to be disclosed in Registrant's filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Registrant's chief executive officer and chief financial officer have evaluated, with the participation of Registrant's management, the effectiveness of Registrant's disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, Registrant's chief executive officer and chief financial officer concluded that Registrant's disclosure controls and procedures are effective. However, see Part II, Item 5, Other Information.

There have been no changes in Registrant's internal control over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

As of March 28, 2003, Registrant's sole remaining operating investment in media properties is its 50% interest in Century/ML Cable Venture (the "Venture" or "C-ML Cable"), a joint venture, with Century Communications Corp. ("Century", a subsidiary of Adelphia Communications Corporation ("Adelphia")), that owns two cable television systems in Puerto Rico. On December 13, 2001, Registrant entered into a Leveraged Recapitalization Agreement (the "Recapitalization Agreement") pursuant to which the Venture agreed to redeem Registrant's 50% interest in the Venture at a closing to be held on September 30, 2002, for a purchase price of $279.8 million. Highland Holdings ("Highland"), a Pennsylvania general partnership owned by members of the Rigas family (the then controlling shareholders of Adelphia), agreed to arrange financing for the Venture in the amount required to redeem Registrant's interest in the Venture and Adelphia agreed to guaranty the financing. If the Venture failed for any reason to redeem Registrant's 50% interest in the Venture, the Recapitalization Agreement required Adelphia to purchase Registrant's interest in the Venture at the same price and on the same terms that applied to the redemption in the Recapitalization Agreement. Century pledged its 50% interest in the Venture as security for Adelphia's obligation to consummate the purchase of Registrant's interest in the Venture if the Venture failed to redeem the interest.

On June 12, 2002, Registrant commenced an action against the Venture, Adelphia and Highland in New York Supreme Court, New York County, seeking specific performance of the Recapitalization Agreement and compensatory and punitive damages for breach by the defendants, including, but not limited to, payment of the full purchase price of $279.8 million for Registrant's interest in the Venture.

Century and Adelphia removed Registrant's action to the United States Bankruptcy Court for the Southern District of New York. Following Adelphia's Chapter 11 bankruptcy filing on June 25, 2002, Registrant's actions were consolidated as adversary proceedings before the Bankruptcy Judge overseeing Adelphia's bankruptcy.

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

Thereafter, on January 27, 2003, Adelphia and Century filed counterclaims, seeking to have the Recapitalization Agreement declared unenforceable as a fraudulent conveyance and on the ground that the Recapitalization Agreement was procured by the alleged fraud of the Rigas family on Adelphia, and seeking additional unspecified damages. The Venture filed nearly identical counterclaims on April 30, 2003, seeking to have its own obligations under the Recapitalization Agreement declared unenforceable. Because the Partnership has sued Adelphia, Century, the Venture and Highland seeking to enforce its claim under the Recapitalization Agreement, and because the Partnership claims entitlement to the recovery of its damages and/or the sale proceeds from any of those entities, including the Venture, the Partnership is "adverse" to the Venture for this purpose, and the Venture has separate counsel. The Partnership has moved to have each of these counterclaims dismissed as a matter of law and to have defendants' affirmative defenses stricken. Those motions are currently being briefed, and oral argument will be scheduled subsequently.

On March 31, 2003, the Bankruptcy Court refused to turn over day-to-day management rights over the Venture to the Partnership, but granted the Partnership's motion requiring Adelphia and Century to accept or reject the Recapitalization Agreement by no later than June 30, 2003. Adelphia and Century have elected to reject the Recapitalization Agreement, an election that will be treated under the bankruptcy laws as a breach of the Recapitalization Agreement by Adelphia and Century (giving the Partnership a claim for damages against Adelphia and Century, payable through the bankruptcy proceedings of those entities, if the Recapitalization Agreement is held to be enforceable). As noted above, because each of Adelphia, Century, the Venture and Highland are jointly and severally obligated under the Recapitalization Agreement, the Partnership will be entitled to satisfy any judgment for damages from the assets of the Venture (which has sufficient net assets to satisfy such judgment) as well as from Adelphia, Century and Highland.

Adelphia and Highland also seek recovery of the $10 million which had been deposited into escrow as security for Highland's, Adelphia's and the Venture's performance of their obligations under the Recapitalization Agreement and which the Bankruptcy Judge permitted the Partnership to withdraw in June 2002.

Discovery proceedings with regard to the Partnership's claims and Adelphia and Century's counterclaims have begun.

For the three months ended March 28, 2003, Registrant incurred approximately $689,000 for legal costs relating to the above litigation. Cumulatively, the legal costs related to such litigation efforts totaled approximately $3,041,000 through March 28, 2003.

Item 2.       Changes in Securities and Use of Proceeds.
              -----------------------------------------

Not applicable.

Item 3.       Defaults Upon Senior Securities.

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

No matter was submitted to a vote of security holders during the period covered by this report.

Item 5.       Other Information.

For the reasons stated below, the Partnership's consolidated financial statements for the quarterly periods ended March 29, 2002 and March 28, 2003 have been omitted from this report. Accordingly, information derived from the financial statements that would otherwise be included in items 2 and 3 are also omitted. Financial statements for the fiscal years ended December 31, 1999 and December 25, 1998 were filed on May 3, 2000 with the Partnership's annual report on Form 10-K for the year ended December 31, 1999. Additionally, financial statements for the quarter and year to date period ended September 29, 2000 were filed with the Partnership's quarterly report on Form 10-Q for the quarter ended September 29, 2000.

The financial statements of C-ML Cable, the joint venture between the Partnership and Adelphia that owns cable television systems in Puerto Rico, are a material component of the Partnership's financial statements. Under the terms of the joint venture agreement relating to C-ML Cable, Adelphia has the responsibility for maintaining the books and records of the joint venture. Although Adelphia had previously furnished to the Partnership audited financial statements of C-ML Cable for the year ended December 31, 2000, the Partnership has raised questions with respect to certain items in those financial statements, as reported in the Partnership's Form 10-Q for the quarter ended September 29, 2000. The Partnership has not received satisfactory responses from Adelphia with respect to such questions, and, accordingly, has not been able to prepare financial statements for any period subsequent to September 29, 2000. In addition, Deloitte & Touche LLP, the auditors for C-ML Cable, has retracted its audit of C-ML Cable for the years ended December 31, 1999, 2000 and 2001. In consideration of these circumstances, the Partnership has determined that it has been inappropriate and continues to be inappropriate at this time to file financial statements that rely on information contained in the financial statements of C-ML Cable for the years ended December 31, 2000 and 2001. Additionally, audited statements of C-ML Cable for the year ended December 31, 2002 have not been released as of the date of this filing. The Partnership, therefore, is unable to prepare and include herewith, financial statements that rely on such financial information of C-ML Cable.


Item 6.       Exhibits and Reports on Form 8-K.

     1.  Exhibits

           The certifications required to be filed or furnished, respectively, with this report pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 have not been so filed or furnished herewith as a result of the matters discussed in Part II, Item 5.

     2. Reports on Form 8-K:

           No report on Form 8-K was filed during the quarterly period covered by this interim report.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of August, 2003.

              ML-MEDIA PARTNERS, L.P.

By:           Media Management Partners
              General Partner
                          By: ML Media Management Inc.


By:
              /s/  Kevin K. Albert
              ----------------------------------------
              Kevin K. Albert
              Director and President
              ML Media Management Inc.

RP Management Inc.


By:
              /s/  I. Martin Pompadur
              ----------------------------------------
              (I. Martin Pompadur)
              Director, President and Secretary
              (Principal Executive Officer of Registrant)

ML Media Management Inc.


By:
              /s/  Curtis W. Cariddi
              -----------------------------------------------
              Curtis W. Cariddi
              Treasurer
              ML Media Management Inc.
              (Principal Financial Officer of Registrant)