Form 10-Q
period 2003-06-27
ML MEDIA PARTNERS LP
filed 2003-08-13
CIK 785959

Items 1, 2 and 3 of Part I are omitted from this
                          filing for the reasons  described in Part II, Item 5.







                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 27, 2003

Or

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                  to
Commission file number 0-14871

                             ML MEDIA PARTNERS, L.P.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                   13-3321085
-------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

Four World Financial Center - 23rd Floor
New York, New York                                           10080
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (800) 288-3694

Title of each Class                 Name of each exchange on which registered
-------------------------------------------------------------------------------
None                                Not applicable
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

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

As of June 27, 2003, Registrant's sole remaining operating investment in media properties is its 50% interest in Century/ML Cable Venture (the "Venture" or "C-ML Cable"), a joint venture, with Century Communications Corp. ("Century", a subsidiary of Adelphia Communications Corporation ("Adelphia")), that owns two cable television systems in Puerto Rico. On December 13, 2001, Registrant entered into a Leveraged Recapitalization Agreement (the "Recapitalization Agreement") pursuant to which the Venture agreed to redeem Registrant's 50% interest in the Venture at a closing to be held on September 30, 2002, for a purchase price of $279.8 million. Highland Holdings ("Highland"), a Pennsylvania general partnership owned by members of the Rigas family (the then controlling shareholders of Adelphia), agreed to arrange financing for the Venture in the amount required to redeem Registrant's interest in the Venture and Adelphia agreed to guaranty the financing. If the Venture failed for any reason to redeem Registrant's 50% interest in the Venture, the Recapitalization Agreement required Adelphia to purchase Registrant's interest in the Venture at the same price and on the same terms that applied to the redemption in the Recapitalization Agreement. Century pledged its 50% interest in the Venture as security for Adelphia's obligation to consummate the purchase of Registrant's interest in the Venture if the Venture failed to redeem the interest.

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

For the three and six months ended June 27, 2003, Registrant incurred approximately $677,000 and $1,367,000, respectively, for legal costs relating to the above litigation. Cumulatively, the legal costs related to such litigation efforts totaled approximately $3,719,000 through June 27, 2003.

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

Item 5.       Other Information.

For the reasons stated below, the Partnership's consolidated financial statements for the quarterly periods ended June 28, 2002 and June 27, 2003 have been omitted from this report. Accordingly, information derived from the financial statements that would otherwise be included in items 2 and 3 are also omitted. Financial statements for the fiscal years ended December 31, 1999 and December 25, 1998 were filed on May 3, 2000 with the Partnership's annual report on Form 10-K for the year ended December 31, 1999. Additionally, financial statements for the quarter and year to date period ended September 29, 2000 were filed with the Partnership's quarterly report on Form 10-Q for the quarter ended September 29, 2000.

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

              ML-MEDIA PARTNERS, L.P.

By:           Media Management Partners
              General Partner
                          By: ML Media Management Inc.


By:
              /s/  Kevin K. Albert
              ----------------------------------------
              Kevin K. Albert
              Director and President
              ML Media Management Inc.

RP Management Inc.


By:
              /s/  I. Martin Pompadur
             ------------------------------------------
             (I. Martin Pompadur)
              Director, President and Secretary
              (Principal Executive Officer of Registrant)

ML Media Management Inc.


By:
              /s/  Curtis W. Cariddi
              ---------------------------------------------
              Curtis W. Cariddi
              Treasurer
              ML Media Management Inc.
              (Principal Financial Officer of Registrant)