Form 10-K
period 2003-12-26
ML MEDIA PARTNERS LP
filed 2004-03-10
CIK 785959

Items 8 and 15 (a) (1) and (2) and corresponding references in Items 1, 6, 7 and 7A are omitted from this filing for the reasons described in Item 15.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 26, 2003

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
Yes         No     X
------       ---------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes   X    No
    -----       -----

     As of March 1, 2004, 187,061 units of limited partnership interest ("Units") were held by non-affiliates of the registrant. There is no established public trading market for such Units.

                                     Part I

Item 1.   Business.
          --------

Formation

     ML Media Partners, L.P. (the "Registrant" or the "Partnership"), a Delaware limited partnership, was organized February 1, 1985. Media Management Partners, a New York general partnership (the "General Partner"), is Registrant's sole general partner. The General Partner is a joint venture, organized as a general partnership under New York law, between RP Media Management ("RPMM") and ML
Media Management Inc. ("MLMM"). MLMM, a Delaware corporation, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. and an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"). RPMM was organized as a general partnership under New York law, consisting of The Elton H. Rule Company and IMP Media Management Inc. As a result of the death of Elton H. Rule, the owner of The Elton H. Rule Company, the general partner interest of The Elton H. Rule Company was acquired by IMP Media Management Inc., a corporation controlled by I. Martin Pompadur and a corporation wholly-owned by I. Martin Pompadur. The General Partner was formed for the purpose of acting as general partner of Registrant.

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

Media Properties

Century/ML Cable Venture

     As of December 26, 2003, Registrant's sole remaining operating investment in media properties is its 50% interest in Century/ML Cable Venture (the "Venture"), a joint venture, with Century Communications Corp. ("Century": a subsidiary of Adelphia Communications Corporation ("Adelphia")), that owns two cable television systems in Puerto Rico, as further described below, under Puerto Rico Investments.


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


     After Century's bankruptcy filing, Century and Adelphia removed Registrant's action to the United States Bankruptcy Court for the Southern District of New York. Adelphia filed its own Chapter 11 bankruptcy on June 25, 2002, and Registrant's actions have been docketed as adversary proceedings before the Bankruptcy Judge overseeing the bankruptcy of Adelphia and Century. In addition, on September 30, 2002, Adelphia and Century, over the Registrant's objections, caused the Venture to file for bankruptcy protection.


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

     In addition, on April 21, 2003, the Bankruptcy Court denied the Partnership's motion to dismiss the bankruptcy filing by the Venture. The creditors of the Venture have filed their claims against the Venture (including the claim of the Partnership for breach of the Recapitalization Agreement) and the Venture is in the process of reviewing such claims. The Venture will then be able to consider potential plans for reorganization that take these claims into account.

     Adelphia and Highland also seek recovery of the $10 million which had been deposited into escrow as security for Highland's, Adelphia's and the Venture's performance of their obligations under the Recapitalization Agreement and which the Bankruptcy Judge permitted the Partnership to withdraw in June 2002.

     Discovery proceedings with regard to the Partnership's claims and Adelphia and Century's counterclaims are continuing; however, due to the existence of criminal prosecution against the Rigas family, discovery on the Partnership's matter cannot be completed until after the conclusion of those criminal proceedings and, therefore, it is difficult to predict when the Partnership's matter may go to trial.

Liquidated Media Properties

The Partnership has completed the sale of the following media properties:

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

     Under the terms of the Revised Joint Venture Agreement, Century is responsible for the day-to-day operations of C-ML Cable and until the sale of C-ML Radio (see below), Registrant was responsible for the day-to-day operations of C-ML Radio. For providing services of this kind, Century is entitled to receive annual compensation of 5% of C-ML Cable's net gross revenues (defined as gross revenues from all sources less monies paid to suppliers of pay TV product, e.g., HBO, Cinemax, Disney and Showtime) and Registrant was entitled to receive annual compensation of 5% of C-ML Radio's gross revenues including the local marketing agreement ("LMA") revenue (after agency commissions, rebates or discounts and excluding revenues from barter transactions). Pursuant to the Recapitalization Agreement, Century was entitled to increase the management fee from 5% to 10% and Century was obligated to reimburse the Venture the excess fee if the transaction does not close. With the Venture, Highland and Adelphia having now defaulted, Registrant intends to pursue its rights under the Recapitalization Agreement seeking reimbursement of the excess fees.

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

     As of December 26, 2003, Registrant had approximately $6.5 million remaining in cash reserves to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems prior to and resulting from their sale.

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

     As of December 26, 2003, Registrant had approximately $74,000 remaining in cash reserves from the sale of the Connecticut Stations. To the extent any such amounts are subsequently released, such amounts will be distributed to partners of record as of the date such reserves are released.

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

     As of December 26, 2003, Registrant had approximately $76,000 remaining in cash reserves from the sale of the Cleveland Station. To the extent any such amounts are subsequently released, such amounts will be distributed to partners of record as of the date such reserves are released.

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

     As of December 26, 2003, Registrant had approximately $4,000 remaining in cash reserves from the sale of the Anaheim stations. To the extent any such amounts are subsequently released, such amounts will be distributed to partners of record as of the date such reserves are released.

Employees

Registrant does not have any employees.

COMPETITION

Cable Television

     Cable television systems compete with other communications and entertainment media, including over-the-air television broadcast signals. The extent of this competition is dependent in part upon the quality and quantity of such over-the-air signals. Because a substantial variety of broadcast television programming can be received over the air in the areas served by Registrant's systems, the extent to which Registrant's cable television service is competitive depends largely upon the system's ability to provide a greater variety of programming than that available over the air and the rates charged for programming. Cable television systems also are susceptible to competition from other multi-channel video programming distribution ("MVPD") systems, such as direct broadcast satellite ("DBS") systems and satellite master antenna television ("SMATV"); from other forms of home entertainment, such as video cassette recorders; and in varying degrees from other sources of entertainment in the area, including motion picture theaters, live theater, and sporting events.


     In recent years, the level of competition in the MVPD market has increased significantly, most notably by the provision of high-powered DBS service in the continental United States. In addition, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or have the potential to provide, substantial additional competition to cable television systems. For example, the FCC has revised its rules on multi-channel multipoint distribution service ("MMDS" or "wireless cable") to foster competition between MMDS services and cable television systems, has authorized telephone companies to deliver video programming directly to their subscribers, and has authorized multi-channel video distribution and data service ("MVDDS") and local multipoint distribution service ("LMDS") licensees to distribute multiple channels of video programming and/or other data directly to subscribers. Regulatory initiatives that will result in additional competition for cable television systems are described in the following sections.


LEGISLATION AND REGULATION

Cable Television Industry

     The cable television industry is extensively regulated by the federal government, primarily through the Federal Communications Commission, some state governments and most local franchising authorities. In addition, the Copyright Act of 1976 (the "Copyright Act") imposes copyright liability on all cable television systems for their primary and secondary transmissions of copyrighted programming. The regulation of cable television systems at the federal, state, and local levels has been in constant flux over the past decade. Legislators and government agencies continue to generate proposals for new laws and for the adoption or deletion of administrative regulations and policies. Further material changes in the law and regulatory requirements must be expected. There can be no assurance that Registrant's cable systems will not be adversely affected by future legislation, new regulations, or judicial or administrative decisions. The following is a summary of federal laws and regulations materially affecting the cable television industry and a description of certain state and local laws with which the cable industry must comply.

Federal Statutes and Regulation

The Communications Act


     The Communications Act of 1934, as amended, imposes uniform national standards and guidelines for the regulation of cable television systems. Among other things, the Communications Act regulates the provision of cable television service pursuant to local franchise agreements, authorizes a system for regulating certain subscriber rates and services, outlines signal carriage requirements, imposes certain ownership restrictions, and sets forth customer service, consumer protection, and technical standards.


     Violations of the Communications Act or any FCC regulations implementing the statutory laws can subject a cable operator to substantial monetary penalties and other sanctions.

Federal Communications Commission


     Federal regulation of cable television systems is conducted primarily through the FCC pursuant to the Communications Act, although, as discussed below, the Copyright Office also regulates certain aspects of cable television system operation. FCC regulations currently contain detailed provisions concerning non-duplication of network programming, sports program blackouts, program origination and ownership of cable television systems. There are also comprehensive registration and reporting requirements and various technical standards. The FCC also has established regulations concerning mandatory signal carriage and retransmission consent of broadcast television stations; consumer service standards; the rates for service, equipment, and installation that may be charged to subscribers; MVPD access to cable programming owned by vertically integrated cable systems; and the rates and conditions for commercial channel leasing. The FCC also issues permits, licenses, and registrations for microwave facilities, mobile radios, and receive-only satellite earth stations, all of which are commonly used in the operation of cable systems.


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

     Local franchising authorities are permitted to require cable operators to set aside certain channels for public, educational, and governmental access ("PEG") programming and to impose a franchise fee of up to 5% of the gross annual revenues derived from the operation of the cable system to provide cable services. In addition, cable television systems with 36 or more channels are required to designate a portion of their channel capacity for leased access, which generally is available to commercial and non-commercial parties to provide programming (including programming supported by advertising). The FCC has adopted rules setting maximum reasonable rates and other terms for the use of such leased channels.

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


     A local franchising authority may certify with the FCC to regulate the rates charged for the Basic Service Tier ("BST") of programming and the associated subscriber equipment of a cable system within its jurisdiction. For systems subject to rate regulation, the BST must include all broadcast signals (with the exception of national "super stations") and any PEG access channels required by the local franchise agreement.


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

Renewal and Transfer


     The Communications Act contains procedures for the renewal of cable television franchises. Among other things, the procedures were designed to provide incumbent franchisees with a fair hearing on past performances, an opportunity to present a renewal proposal and to have it fairly and carefully considered, and a right of appeal if the franchising authority either fails to follow the procedures or denies renewal unfairly.


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


     Under the Communications Act, when local consent to a transfer is required, the franchise authority must act within 120 days of submission of a transfer request. If this deadline is not met, the transfer is deemed approved. The 120-day period commences upon the submission to a local franchising authority of a standardized FCC transfer form. The franchise authority may request additional information beyond that required on the form. Local franchising officials may prohibit the sale of a cable system if the proposed buyer operates another cable system in the jurisdiction or if such sale would reduce competition in cable service. Approval by LFAs may be required in order for the Venture to redeem Registrant's interest in the Venture.


Cable/Telephone Cross-Ownership


     The Communications Act also contains provisions regarding the ability of local exchange carriers ("LECs") - providing local phone service - to provide video programming under the Act, telephone companies have four options for entering the MVPD market: (1) as wireless carriers; (2) as common carriers; (3) as cable operators; or (4) by establishing an "open video system", a mode of entry established by the 1996 Act that allows common carriers to program 33 percent of their video distribution systems, so long as the rest of their capacity is made available to unaffiliated program providers.


     OVS operators, which may include entities other than LECs, are required under the 1996 Act to comply with certain cable regulations, including the must-carry/retransmission consent requirements and the rules governing carriage of PEG channels. Cable companies are, in certain circumstances, also permitted to operate open video systems.


     Although telephone companies may now provide video programming to their telephone subscribers, the Communications Act contains a prohibition on cable/telco buy-outs. A LEC or any of its affiliates generally may not acquire more than a 10% financial interest, or any management interest, in a cable operator serving the LEC's telephone service area. Similarly, a cable operator may not acquire a 10% financial interest, or any management interest, in a LEC providing telephone exchange service within the cable operator's franchise area.

     The Communications Act also allows for cable provision of telephony and states that provisions in the Communications Act governing cable operators do not apply to cable operators' provision of telecommunications services. State regulations that may prohibit the ability to provide telecommunications services are preempted.


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

Concentration of Ownership


     Pursuant to the directive of the Communications Act, the FCC promulgated rules that allowed an entity to hold an "attributable interest" in cable systems serving no more than 30% of all multi-channel video programming subscribers served nationwide. The FCC also promulgated vertical ownership restrictions based upon a "channel occupancy" standard, which placed a 40% limit on the number of channels (up to 75 channels) that may be occupied by services from programmers in which the cable operator has an attributable ownership interest.


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

     In March of 2001, however, a federal court of appeals held in Time Warner Entertainment Co., L.P. v. Federal Communications Commission, that both the horizontal and vertical ownership limits that the FCC adopted pursuant to the 1992 Cable Act were unconstitutional. Accordingly, the Court reversed and remanded the FCC's ownership limits and vacated specific portions of the FCC's ownership attribution rules. In September 2001, the Commission initiated a rulemaking proceeding to reconsider the issue. That proceeding remains pending.


     In addition, the Communications Act and FCC rules restrict the ability of programmers in which cable operators hold an attributable interest to enter into exclusive contracts with cable operators. In 2002, the FCC concluded that the restrictions on exclusive arrangements continued to serve the public interest, and extended the term of the restrictions through 2007. Vertically integrated programmers also are generally prohibited from favoring cable operators over other multi-channel video programming distributors.


Broadband Services


     Many cable operators now offer high-speed Internet and other broadband services over their cable systems. In 2002, the Commission released a declaratory ruling concluding that cable modem service is properly classified as an "interstate information service." Whether the service should be considered a "cable service," a "telecommunications service," or an "information service" had been the subject of considerable debate because the regulatory classification has important implications on the ability of both the FCC and LFAs to regulate cable modem services. In October 2003, the United States Court of Appeals for the Ninth Circuit held, in Brand X Internet Services v. Federal Communications Commission, that although cable modem service was not a cable service it was part telecommunications service and part information service. The court therefore vacated in part the FCC's declaratory ruling and remanded the case to the agency for further proceedings. The FCC has appealed the court's decision.


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

Alternative Video Programming Services

     Direct Broadcast Satellites: DBS providers offer video programming directly to home subscribers through high-powered direct broadcast satellites. Since the launch of the first system in 1994, DBS has become one of the primary competitors to cable operators in the multi-channel video-programming marketplace. DBS providers served approximately 18 million customers as of June of 2002. In addition, Congress has amended the Satellite Home Viewer Act to allow DBS operators to provide local broadcast station signals to subscribers in a manner similar to cable operators, thereby removing a major competitive barrier to DBS growth. Under the legislation, DBS operators also became subject to "must-carry" obligations to carry broadcast signals in January 2002.


     Digital Television: In 1997, the FCC adopted rules allowing television broadcasters to provide digital television ("DTV") to consumers and provided eligible broadcasters with a second channel on which to provide DTV service. Broadcasters generally will be allowed to use their increased digital capacity according to their best business judgment. Such uses can include data transfer, subscription video, interactive materials, and audio signals, although broadcasters will be required to provide a free digital video programming service that is at least comparable to today's analog service. Most television stations have begun to broadcast a digital signal. Although the FCC has targeted December 1, 2006 as the date by which all broadcasters must return their analog licenses, the Balanced Budget Act of 1997 allows broadcasters to keep both their analog and digital licenses until at least 85 percent of television households in their respective markets can receive a digital signal. The Commission has stated that it will review the progress of DTV every two years and make adjustments to the 2006 target date, if necessary.

     Wireless Cable: The FCC allows holders of MVDDS and LMDS licenses to provide video programming services - sometimes referred to as "wireless cable" - via multiple microwave transmissions to home subscribers.


Programming Issues


     Mandatory Carriage and Retransmission Consent: Cable operators are required to carry the signals of local commercial and non-commercial television stations and certain low power television stations. Television broadcasters, on a cable system-by-cable system basis, must decide once every three years whether to proceed under the must carry rules or to waive that right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the cable system to carry the station's signal.

     The FCC currently is considering cable operators' obligations to carry the digital signals of broadcast stations, including the obligations that should exist during the digital television transition period, when broadcasters' analog and digital signals will be operating simultaneously. In January 2001, the FCC resolved a number of technical and legal issues concerning cable must carry rights of digital broadcasters, including a determination that digital-only television stations are entitled to carriage of a single programming stream. The FCC also tentatively concluded, however, that a dual carriage obligation (applicable to both analog and digital signals) would be unconstitutional. The Commission has sought further comment on this issue and that proceeding remains pending.


     Program Content Regulation: The FCC has adopted regulations requiring the "closed captioning" of programming. The closed captioning rules went into effect January 1, 1998. In addition, the FCC has adopted an order finding acceptable the voluntary video programming rating system developed by distributors of video programming--including cable operators--to identify programming that contains sexual, violent, or other indecent material. The Commission has also established technical requirements for consumer electronic equipment to enable the blocking of such video programming. Distributors of rated programs are required to transmit these ratings, thereby permitting parents to block the programs.

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

     Several types of multi-channel video programming distributors that compete with cable operators have been successful in gaining compulsory license coverage of their retransmission of television broadcast signals. Recent amendments to the Satellite Home Viewer Act have revised the compulsory copyright license granted to DBS operators (and other satellite distributors) to allow for the carriage of local broadcast stations.

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

Pole Attachment Rates, Inside Wiring, and Technical Standards


     The FCC currently regulates the rates and conditions imposed by public utilities for use of their poles, unless, under the Federal Pole Attachments Act, a state public service commission demonstrates that it is entitled to regulate the pole attachment rates. The FCC has adopted a specific formula to administer pole attachment rates under this scheme. The Supreme Court has determined, in Gulf Power et. al. v. FCC, that the protections of the Pole Attachments Act extend to cable operators' offering of Internet access services and to wireless service providers. In December, 2002, the United States Court of Appeals for the District of Columbia Circuit generally upheld the FCC's pole attachment rules.

     In addition, the FCC has established procedures for the orderly disposition of multiple dwelling unit ("MDU") wiring, designed to make it easier for the owners and residents of a MDU to change video service providers.


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


     The FCC is empowered to set certain technical standards governing the quality of cable signals and to preempt local authorities from imposing more stringent technical standards. In 1992, the FCC adopted mandatory technical standards for cable carriage of all video programming. Those standards focus primarily on the quality of the signal delivered to the cable subscriber's television.

     The FCC also has adopted regulations to ensure the commercial availability of equipment (such as converter boxes and interactive equipment) used to access services offered over multi-channel video programming distribution systems, from sources that are unaffiliated with any MVPD. These regulations require that all MVPDs, including cable operators (1) allow customers to attach their own equipment to their systems, (2) not prevent equipment from being offered by retailers, manufacturers or other unaffiliated vendors, (3) separate out security functions from non-security functions of digital equipment by July 1, 2000, (4) not offer equipment with integrated security and non-security functions after January 1, 2005, and (5) provide, upon request, technical information concerning interface parameters needed to permit equipment to operate with their systems. MVPDs are allowed to protect the security of their systems and programming from unauthorized reception. The rules are subject to sunset after the markets for MVPDs and equipment become fully competitive in a particular geographic market.


Impact of Legislation and Regulation

     As detailed above, the cable industry is subject to significant regulation. The foregoing, however, does not purport to be a complete summary of all the provisions of the Communications Act, the 1996 Act nor of the regulations and policies of the FCC thereunder. Because regulation of the cable industry is subject to the political process, it continues to change. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies and will continue to be generated. Also, several of the foregoing matters are now, or may become, the subject of court litigation. Registrant cannot predict the outcome of pending regulatory proposals, any future proposals, or any such litigation. Nor can Registrant predict the impact of these on its business.

Available Information


     The Registrant does not have an internet address. However, the Registrant will provide free of charge, upon written request, a copy of its paper filings to the Securities and Exchange Commission. Such requests should be directed to ML Media Partners, L.P., 101 Hudson Street, Jersey City, NJ 07302, Attn:
Ignathea Barrett.


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

     The Partnership Agreement provides for indemnification, to the fullest extent provided by law, for any person or entity named as a party to any threatened, pending or completed lawsuit by reason of any alleged act or omission arising out of such person's activities as a General Partner or as an officer, director or affiliate of either RPMM, MLMM or the General Partner, subject to specified conditions. In connection with the purported class action filed on August 29, 1997, Registrant has received notices of requests for indemnification from the following defendants named therein: the General Partner, RPMM, MLMM, Merrill Lynch & Co., Inc. and Merrill Lynch. Cumulatively, Registrant incurred legal costs relating to such indemnification of approximately $704,000.

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

     For the years ended December 26, 2003, December 27, 2002 and December 28, 2001, Registrant incurred approximately $0, $78,000 and $1,772,000, respectively for legal costs relating to the Original Adelphia Litigation. Cumulatively, the legal costs related to such litigation efforts totaled approximately $3,815,000 through December 26, 2003.


     On June 12, 2002, Registrant commenced a new action against the Venture, Adelphia and Highland in New York Supreme Court, New York County, seeking specific performance of the Recapitalization Agreement and compensatory and punitive damages for breach by the defendants, including, but not limited to, payment of the full purchase price of $279.8 million for Registrant's interest in the Venture.


     After Century's bankruptcy filing, Century and Adelphia removed Registrant's action to the United States Bankruptcy Court for the Southern District of New York. Adelphia filed its own Chapter 11 bankruptcy on June 25, 2002, and Registrant's actions have been docketed as adversary proceedings before the Bankruptcy Judge overseeing the bankruptcy of Adelphia and Century. In addition, on September 30, 2002, Adelphia and Century, over the Registrant's objections, caused the Venture to file for bankruptcy protection.


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

     In addition, on April 21, 2003, the Bankruptcy Court denied the Partnership's motion to dismiss the bankruptcy filing by the Venture. The creditors of the Venture have filed their claims against the Venture (including the claim of the Partnership for breach of the Recapitalization Agreement) and the Venture is in the process of reviewing such claims. The Venture will then be able to consider potential plans for reorganization that take these claims into account.

     Adelphia and Highland also seek recovery of the $10 million which had been deposited into escrow as security for Highland's, Adelphia's and the Venture's performance of their obligations under the Recapitalization Agreement and which the Bankruptcy Judge permitted the Partnership to withdraw in June 2002.

     Discovery proceedings with regard to the Partnership's claims and Adelphia and Century's counterclaims are continuing; however, due to the existence of criminal prosecution against the Rigas family, discovery on the Partnership's matter cannot be completed until after the conclusion of those criminal proceedings, and, therefore, it is difficult to predict when the Partnership's matter may go to trial.

     For the years ended December 26, 2003 and December 27, 2002, Registrant incurred legal costs relating to the litigation arising from the breach of the Recapitalization Agreement of $2,385,000 and $2,352,000, respectively. Cumulatively, the legal costs related to such litigation efforts totaled approximately $4,737,000 through December 26, 2003. These costs are in addition to the costs relating to the Original Adelphia Litigation discussed above.

Registrant is not aware of any other material legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders
                  -------------------------------------------------------------

     There were no matters which required a vote of the limited partners of Registrant during the fiscal year covered by this report.

                                    Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
                  -------------------------------------------------------------

     An established public market for Registrant's Units does not now exist, and it is not anticipated that such a market will develop in the future. Accordingly, accurate information as to the market value of a Unit at any given date is not available.

     As of March 1,  2004,  the  number of  owners  of Units  was  approximately
10,802.

     Registrant does not distribute dividends, but rather distributes Distributable Cash from Operations, Distributable Refinancing Proceeds, and Distributable Sale Proceeds, to the extent available. In May 2001, $12.4 million ($65.90 per Unit) was distributed to its limited partners and $125,139 to its General Partner from the discharge of proceeds that were deposited into escrow upon the sale of the Cleveland, Connecticut and Anaheim stations. In January 2002, $49.4 million ($263 per Unit) was distributed to its limited partners and $499,418 to its General Partner from the release of reserves from the sale of the California Cable Systems, as well as operating cash balances held by the Partnership. No distributions were made to partners during the fiscal year ended December 26, 2003.

Item 6.       Selected Financial Data

See note in Item 15

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
              -----------------------------------------------------------------

See note in Item 15

Item 7A.      Quantitative and Qualitative Disclosure about Market Risk

See note in Item 15

Item 8.       Financial Statement and Supplemental Data

See note in Item 15

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
              -----------------------------------------------------------------

None.

Item 9A.      Controls and Procedures

     Registrant maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in Registrant's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Registrant's chief executive officer and chief financial officer have evaluated the effectiveness of Registrant's controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on their evaluation of such controls and procedures, Registrant's chief executive officer and chief financial officer believe such controls and procedures to be effective. However, see Item 15, Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     Additionally, there have been no changes in internal control over financial reporting that occurred during the Registrant's fourth quarter that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.



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

ML Media Management Inc. ("MLMM")

                                           Served in Present
                                                 Capacity
Name                                              Since (1)                Position Held
----------------------------------------------------------------------------------------
Kevin K. Albert                                  2/19/91                   President

                                                 12/16/85                  Director

Curtis W. Cariddi                                3/22/02                   Vice President, Treasurer and Director

George A. Bitar                                  10/18/02                  Vice President and Director


Angel L. Morales                                 10/24/03                  Vice President and Director

James V. Bruno                                   11/05/99                  Vice President and Assistant Treasurer



     (1) Directors hold office until their successors are elected and qualified. All executive officers serve at the pleasure of the Board of Directors.

     I. Martin Pompadur, 68, Director and President of RP Media Management. Mr. Pompadur is an Executive Vice President of News Corporation and President of News Corporation-Eastern and Central Europe and a member of News Corporation's Executive Management Committee. News Corporation is the owner of DirecTV, the satellite television company which competes with Registrant's cable television system in Puerto Rico. Mr. Pompadur is also Chairman of News Corporation Europe. Mr. Pompadur is a principal owner, member of the Board of Directors and Secretary of Caribbean International News Corporation ("Caribbean"). Caribbean owns and publishes EL Vocero, the largest Spanish language daily newspaper in the United States. Mr. Pompadur sits on the Boards of Directors of the following companies: BskyB, Stream, Metromedia International, Premiere World, Kirch Media, Linkshare, News Out of Home B.V., Balkan Bulgarian, Nexstar and RP Coffee Ventures.

     Elizabeth McNey Yates, 40, Executive Vice President of RP Media Management, joined RP Companies Inc., an entity controlled by Mr. Pompadur, in March 1988 and has senior executive responsibilities in the areas of finance, operations, administration, acquisitions and dispositions. Ms. Yates is Chief Operating Officer and Executive Vice President of RP Companies, Inc.

     Kevin K. Albert, 51, a Managing Director of Merrill Lynch Investment Banking Group ("MLIBK") is responsible for the Private Equity Placement Group. He joined Merrill Lynch in 1981. Mr. Albert's work in the Private Equity Placement Group is involved in structuring and placing a diversified array of private equity financings, including common stock, preferred stock, limited partnership interests and other equity-related securities. Mr. Albert is also a director of ML Mezzanine II Inc., an affiliate of MLMM and a general partner of the Managing General Partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts II, L.P.)

     Curtis W. Cariddi, 48, a Director and Chief Financial Officer for the Merrill Lynch Private Equity Division, joined Merrill Lynch in February 1986. His responsibilities include controllership, financial management, and financial reporting and administrative functions for Merrill Lynch private equity initiatives including, direct investments, investments in third-party private equity funds and Merrill Lynch-sponsored funds. He has held a number of finance positions at both the corporate level as well as in the Firm's operating divisions including, International Private Client Group, U.S. Private Client Group and Global Markets & Investment Banking.

     George A Bitar, 39, is a Managing Director in the Merrill Lynch Global Private Equity Division and a Principal in Merrill Lynch Global Partners, Inc., the Managing Member of Merrill Lynch Global Emerging Markets Partners, L.P., an institutional private equity fund. Prior to joining the Global Private Equity Division, Mr. Bitar was a Vice President in the High Yield Finance and Restructuring Group where he worked for four years. Mr. Bitar joined Merrill Lynch in 1990.


     Angel L. Morales, 29, is a Vice President in the Merrill Lynch Global Private Equity Division. His responsibilities include sourcing, structuring, executing and monitoring investments for several Merrill Lynch private equity initiatives. Mr. Morales joined Merrill Lynch in 1996.


     James V. Bruno, 37, a Vice President for the Merrill Lynch Private Equity Division, joined Merrill Lynch in 1997. Mr. Bruno's responsibilities include controllership and financial management functions for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner or manager.

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

The current members of the Investment Committee are as follows:

         RPMM Representative                MLMM Representatives
         -------------------                --------------------
         I. Martin Pompadur                 Kevin K. Albert

                                            Curtis W. Cariddi
                                            George A. Bitar
                                            Angel L. Morales


Audit Committee Financial Expert


     As noted above, the Registrant has no executive officers or directors. The General Partner manages the Registrant's affairs and has general responsibility and authority in all matters affecting its business. As a result, the Registrant does not have an audit committee, and must look to the directors of IMP Media Management, Inc. and ML Media Management Inc., the corporate general partners of the General Partner (or in the case of RP Media Management, its corporate general partner), as fulfilling the role of the Registrant's audit committee. The members of such audit committee have determined that such audit committee does not have an audit committee financial expert serving on the audit committee. However, the members of the audit committee, after considering all the factors that they deem relevant, including the experience and business backgrounds of its members, have determined that as a group they have the attributes necessary to provide appropriate oversight in connection with the preparation of the Registrant's financial statements. For the reasons stated in
Item 15, the Registrant's consolidated financial statements for the years ended December 26, 2003, December 27, 2002 and December 28, 2001, have been omitted from this report.


Code of Ethics for Principal Executive and Senior Financial Officers

     As of December 26, 2003, the Registrant had adopted a code of ethics that applies to the Registrant's principal executive and senior financial officers, or persons performing similar functions, regardless of whether these individuals are employed by the Registrant or a third party.

Item 11.        Executive Compensation

     Registrant does not pay the executive officers or directors of the General Partner any remuneration. The General Partner does not presently pay any remuneration to any of its executive officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     As of March 1, 2004, Smithtown Bay, LLC, and affiliates, having the mailing address 601 Carlson Parkway, Suite 200, Minnetonka, Minnesota, 55305, is the owner of 17,337 Units, representing approximately 9.22% of all such Units. As of March 1, 2004, Madison Liquidity Investors, LLC, and affiliates, having the mailing address of 6143 South Willow Drive, Suite 200, Englewood Village, CO 80111, and 4210 Shawnee Mission Parkway, Suite 310A, Fairway, KS 66205, is the owner of 14,960 Units, representing approximately 7.96% of all such Units. As of March 1, 2004, no person or entity, other than Smithtown Bay, LLC and Madison Liquidity Investors, LLC, and affiliates, was known by Registrant to be the beneficial owner of more than five percent of the Units.

     To the knowledge of the General Partner, as of March 1, 2004, the officers and directors of the General Partner in aggregate own less than 1% of the outstanding common stock of Merrill Lynch & Co., Inc.

Registrant has not established any stock option plans.

Item 13.   Certain Relationships and Related Transactions

     During the three years ended December 26, 2003, the Partnership incurred or accrued the following expenses in connection with services provided by the General Partner and its affiliates:








                                                        2003                  2002                      2001
                                                  --------------         --------------          ---------------
Partnership Management Fee                        $      557,980         $      557,980          $       557,987
Property Management Fee                                  506,264                506,264                  506,264
Reimbursement of Operating Expenses                      840,067                920,433                  783,706
                                                  --------------         --------------          ---------------
                                                  $    1,904,311         $    1,984,677          $     1,847,957
                                                  ==============         ==============          ===============

     In addition, the Partnership, through the California Cable Systems, was party to an agreement with MultiVision Cable TV Corp. ("MultiVision"), an affiliate of the General Partner, whereby MultiVision provided the California Cable Systems with certain administrative and day-to-day management services. The California Cable Systems paid for these services at cost. The reimbursed costs incurred by MultiVision on behalf of the California Cable Systems totaled $0, $0 and $1,812,063 for 2003, 2002 and 2001, respectively.

Item 14.      Principal Accounting Fees and Services

     During the fiscal years ended December 26, 2003 and December 27, 2002, the Partnership incurred the following costs relating to accounting fees and services:

                                        2003                    2002
                                     ----------              ----------
       Audit Fees                     $       0              $       0
       Audit-Related Fees                     0                      0
       Tax Fees                          31,200                 21,400
       All Other Fees                         0                      0

Audit Committee Pre-Approval Policy.

     The policy of the audit committee on behalf of the Registrant is to pre-approve all auditing services to be provided to the Registrant by the
independent   auditor  and  to  pre-approve  (or  establish   policies  for  the
pre-approval of) all non-auditing services, including tax services, to be provided to the Registrant by the independent auditor.

100% of the services listed above were approved by the audit committee on behalf of the Registrant.

                                     Part IV

Item 15.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     For the reasons stated below, the Partnership's consolidated financial statements for the years ended December 26, 2003, December 27, 2002 and December 28, 2001, have been omitted from this report. Accordingly, information derived from the financial statements that would otherwise be included in items 1, 6, 7, 7A, 8 and 15 are also omitted. Financial statements for the fiscal years ended December 31, 1999 and December 25, 1998 were filed on May 3, 2000 with the Partnership's annual report on Form 10-K for the year ended December 31, 1999.


     The financial statements of C-ML Cable, the joint venture between the Partnership and Adelphia Communications Corporation ("Adelphia") that owns cable television systems in Puerto Rico, are a material component of the Partnership's financial statements. Under the terms of the joint venture agreement relating to C-ML Cable, Adelphia has the responsibility for maintaining the books and records of the joint venture. Although Adelphia had previously furnished to the Partnership audited financial statements of C-ML Cable for the year ended December 31, 2000, the Partnership has raised questions with respect to certain items in those financial statements, as reported in the Partnership's Form 10-Q for the quarter ended September 29, 2000. The Partnership has not received satisfactory responses from Adelphia with respect to such questions, and, accordingly, has not been able to prepare financial statements for the years ended December 29, 2000, December 28, 2001, December 27, 2002 and December 26, 2003. In addition, as a result of the recent events surrounding Adelphia as described above, Deloitte & Touche LLP, the auditors for C-ML Cable, has retracted its audit of C-ML Cable for the years ended December 31, 1999, 2000 and 2001. In consideration of these circumstances, the Partnership has determined that it has been inappropriate and continues to be inappropriate at this time to file financial statements that rely on information contained in the financial statements of C-ML Cable for the years ended December 31, 2000 and 2001. Additionally, audited statements of C-ML Cable for the years ended December 31, 2002 and 2003 have not been released as of the date of this filing. The Partnership, therefore, is unable to prepare and include herewith, financial statements that rely on such financial information of C-ML Cable.


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

  10.1.2       Management Agreement and Joint Venture         Exhibit 10.1.2 to Registrant's Annual Report on
               Agreement dated December 16, 1986 between      Form 10-K  for the fiscal year ended
               Registrant and CCC (attached as Exhibit 1      December 26, 1986
               to Exhibit 10.3)                               (File No. 0-14871)

  10.1.3       Management Agreement and Joint                 Exhibit 10.1.3 to Registrant's Annual Report on
               Venture Agreement dated as of                  Form 10-K for the fiscal year ended
               February 15, 1989 between Registrant           December 30, 1988
               and CCC                                        (File No. 0-14871)

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

  10.2.2       Assignment dated July 2, 1986 between          Exhibit 10.2.2 to Registrant's Annual Report on
               Registrant and Century-ML Cable Corporation    Form 10-K for the fiscal year ended
               ("C-ML")                                       December 26, 1986
                                                              (File No. 0-14871)

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

  10.3.2       Second Restated Credit Agreement dated         Exhibit 10.3.2 to Registrant's Annual Report on
               December 1, 1992 among                         Form 10-K for the fiscal year ended
               Century-ML Cable Corporation,                  December 25, 1992
               Century/ML Cable Venture and                   (File No.0-14871)
               Citibank

  10.3.3       Amendment dated as of September                Exhibit 10.3.3 to  Registrant's Quarterly Report on
               30, 1993 among Century-ML Cable Corporation,   Form 10-Q
               the banks parties to the Credit Agreement,     for the quarter ended
               and Citibank, N.A. and Century/ML Cable        September 24, 1993
               Venture                                        (File No. 0-14871)

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

  10.9         Security Agreement dated as of December 22,    Exhibit 10.10 to Registrant's Annual Report on
               1986 among Registrant, ML  California and BA   Form 10-K for the fiscal year ended
                                                              December 26, 1987
                                                              (File No. 0-14871)

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

  10.30.4      Confirmation of final Universal agreements     Exhibit 10.40.4 to Registrant's Quarterly Report on
               between Registrant and Manufacturers Hanover   Form 10-Q
               Trust Company, dated April 3, 1992             for the quarter ended
                                                              September 25, 1992
                                                              (File No. 0-14871)

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

  10.33        Letter Agreement dated May 31, 1996 between    Exhibit to Registrant's Form 8-K Report dated
               Registrant and Century Communications Corp.    May 31, 1996
                                                              (File No. 0-14871)

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

  10.37        Asset Purchase Agreement dated April 22,       Exhibit 1 to Registrant's Form 8-K Report dated August 31,
               1999, between Registrant and Aurora            1999 (File No. 0-14871)
               Communications LLC, to sell substantially
               all of the assets used in the operations of
               Registrant's Connecticut Stations

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

  14.1         Code of Ethics for Principal Executive and
               Senior Financial Officers

  18.1         Letter from Deloitte, Haskins & Sells          Exhibit 18.1 to Registrant's Annual Report on
               regarding the change in accounting method,     Form 10-K for the fiscal year ended
               dated March 30, 1989                           December 30, 1988
                                                              (File No. 0-14871)

  99           Pages 12 through 19 and 38 through 46 of       Prospectus dated February 4, 1986, filed pursuant to Rule
               Prospectus dated February 4, 1986, filed       424(b) under the Securities Act of 1933, as amended
               pursuant to Rule 424(b) under the              (File No. 33-2290)
               Securities Act of 1933, as amended

(b) Reports on Form 8-K.

No reports were filed by the Registrant on Form 8-K during the fiscal year ended December 26, 2003.

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

                             ML MEDIA PARTNERS, L.P.
                             By: Media Management Partners
                                 General Partner

                             By: ML Media Management Inc.

Dated: March 10, 2004                                /s/ Kevin K. Albert
                                                     --------------------------
                                                     Kevin K. Albert
                                                     Director and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.

RP MEDIA MANAGEMENT

                    Signature                                       Title                              Date

   /s/ I. Martin Pompadur                           President, Secretary and Director               March 10, 2004
-------------------------------------------------   (principal executive officer of
     (I. Martin Pompadur) Registrant)

   /s/ Elizabeth McNey Yates                        Executive Vice President                        March 10, 2004
-------------------------------------------------
     (Elizabeth McNey Yates)

ML MEDIA MANAGEMENT INC.

                    Signature                                       Title                              Date

   /s/ Kevin K. Albert                              President and Director                          March 10, 2004
-------------------------------------------------
        (Kevin K. Albert)

   /s/ George A. Bitar                              Vice President and Director                     March 10, 2004
-------------------------------------------------
        (George A. Bitar)


   /s/ Curtis W. Cariddi                            Vice President, Treasurer and                   March 10, 2004
-------------------------------------------------   Director (principal financial and
        (Curtis W. Cariddi)                         accounting officer of Registrant)

   /s/ Angel L. Morales                             Vice President and Director                     March 10, 2004
-------------------------------------------------
        (Angel L. Morales)
