Form 10-Q
period 2004-03-26
ML MEDIA PARTNERS LP
filed 2004-05-05
CIK 785959

Items 1, 2 and 3 of Part I are omitted from this filing for the reasons described in Part II, Item 5.

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 26, 2004

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
Yes          No    X
   -------      -------

     Indicate by check mark whether the  registrant is an  accelerated  filer as
defined  in  Rule  12b-2  of  the   Exchange   Act.
Yes   X      No
   -------      -------

                             ML-MEDIA PARTNERS, L.P.

                                      INDEX

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.       Quantitative and Qualitative Disclosure about Market Risk.

Item 4.       Controls and Procedures.


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.
              ---------------------

See Part II, Item 5.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
              ------------------------------------------------------------------

See Part II, Item 5.

Item 3.       Quantitative and Qualitative Disclosure about Market Risk.
              ----------------------------------------------------------

See Part II, Item 5.

Item 4.       Controls and Procedures.
              ------------------------

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

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.
              ------------------

     As of March 26, 2004, Registrant's sole remaining operating investment in media properties is its 50% interest in Century/ML Cable Venture (the "Venture" or "C-ML Cable"), a joint venture with Century Communications Corp. ("Century", a subsidiary of Adelphia Communications Corporation ("Adelphia")) that owns two cable television systems in Puerto Rico. On December 13, 2001, Registrant entered into a Leveraged Recapitalization Agreement (the "Recapitalization Agreement") pursuant to which the Venture agreed to redeem Registrant's 50% interest in the Venture at a closing to be held on September 30, 2002, for a purchase price of $279.8 million. Highland Holdings ("Highland"), a Pennsylvania general partnership owned by members of the Rigas family (the controlling shareholders of Adelphia at that time), agreed to arrange financing for the Venture in the amount required to redeem Registrant's interest in the Venture and Adelphia agreed to guaranty the financing. If the Venture failed for any reason to redeem Registrant's 50% interest in the Venture, the Recapitalization Agreement required Adelphia to purchase Registrant's interest in the Venture at the same price and on the same terms that applied to the redemption in the Recapitalization Agreement. Century pledged its 50% interest in the Venture as security for Adelphia's obligation to consummate the purchase of Registrant's interest in the Venture if the Venture failed to redeem the interest. However, on June 10, 2002, Century filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York and, under bankruptcy law, Century's bankruptcy filing precludes Registrant from foreclosing at this time and will significantly delay Registrant's ability to foreclose on Century's 50% interest.

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

     Because the Partnership has sued Adelphia, Century, the Venture and Highland seeking to enforce its claim under the Recapitalization Agreement, and because the Partnership claims entitlement to the recovery of its damages and/or the sale proceeds from any of those entities, including the Venture, the Partnership is "adverse" to the Venture for this purpose, and the Venture has separate counsel. The Partnership moved to have each of these counterclaims dismissed as a matter of law and to have the defendants' affirmative defenses stricken. On April 15, 2004, the Court notified the parties that it had reached a decision on the Partnership's motions, but that it intended to write a full decision only if requested by the parties. The Court stated that it was going to dismiss all but one of the counterclaims by Adelphia and Century. As to the remaining counterclaim (for aiding and abetting a breach of fiduciary duty), the Court indicated that it was likely that Adelphia would not be entitled to any damages even if it could prove that claim, but stated that the Court would decide that issue after more discovery had been taken. The Court also stated that it was going to dismiss all but one of the counterclaims by the Venture, leaving only a claim for constructive fraudulent conveyance to be further developed through discovery. The Court has not yet entered an order implementing these decisions and therefore the time to seek leave to appeal these decisions has not yet started to run.

     On March 31, 2003,  the  Bankruptcy  Court refused to turn over  day-to-day management rights of the Venture to the Partnership, but granted the Partnership's motion requiring Adelphia and Century to accept or reject the Recapitalization Agreement by no later than June 30, 2003. Adelphia and Century have elected to reject the Recapitalization Agreement, an election that will be treated under the bankruptcy laws as a breach of the Recapitalization Agreement by Adelphia and Century (giving the Partnership a claim for damages against Adelphia and Century, payable through the bankruptcy proceedings of those entities if the Recapitalization Agreement is held to be enforceable). As noted above, because each of Adelphia, Century, the Venture and Highland are jointly and severally obligated under the Recapitalization Agreement, the Partnership will be entitled to satisfy any judgment for damages from the assets of the Venture (which has sufficient net assets to satisfy such judgment) as well as from Adelphia, Century and Highland.

     Adelphia and Highland also seek recovery of the $10 million which had been deposited into escrow as security for Highland's, Adelphia's and the Venture's performance of their obligations under the Recapitalization Agreement and which the Bankruptcy Judge permitted the Partnership to withdraw in June 2002.

     Discovery proceedings with regard to the Partnership's claims and the remaining counterclaims are continuing; however, due to the existence of criminal prosecution against the Rigas family, discovery on the Partnership's matter cannot be completed until after the conclusion of those criminal proceedings and, therefore, it is difficult to predict when the Partnership's matter may go to trial.

     In addition, on April 21, 2003 the Bankruptcy Court denied the Partnership's motion to dismiss the bankruptcy filing by the Venture. The creditors of the Venture have filed their claims against the Venture (including the claim of the Partnership for breach of the Recapitalization Agreement) and the Venture is in the process of reviewing such claims. The Venture will then be able to consider potential plans for reorganization that take these claims into account.

     The exclusivity period for the Venture (i.e., the period where only the Venture can propose a plan of reorganization) was scheduled to expire on April 6, 2004, and the Partnership proposed an end to exclusivity so as to enable the Partnership to propose its own plan of reorganization. The parties have now agreed that exclusivity will be extended, but modified so as to allow any of the Partnership, Adelphia or Century to propose a plan of reorganization.

     In addition, the Partnership seeks to market the ownership interests in the Venture to potential third-party purchasers and, on April 15, 2004, the Bankruptcy Court directed Adelphia to cooperate in providing due diligence to the Vaughn Group, as described in the Partnership's Current Report on Form 8-K filed on April 6, 2004. The Partnership, Adelphia and Century are in the process of submitting motions to the Bankruptcy Court to determine the appropriate process for the marketing and potential sale of all or part of the interests in the Venture.

     For the three months ended March 26, 2004, Registrant incurred approximately $446,000 for legal costs relating to the above litigation. Cumulatively, the legal costs related to such litigation efforts totaled approximately $5,183,000 through March 26, 2004.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
              ------------------------------------------------------------------

     Not applicable.

Item 3.       Defaults Upon Senior Securities.
              --------------------------------

Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders.
              ----------------------------------------------------

     No matter was submitted to a vote of security holders during the period covered by this report.

Item 5.       Other Information.
              ------------------

     (a) For the reasons stated below, the Partnership's consolidated financial statements for the quarterly periods ended March 28, 2003 and March 26, 2004 have been omitted from Item 1, Part I of this report. Accordingly, information derived from the financial statements that otherwise would be included in Items 2 and 3 of Part I are also omitted. Financial statements for the fiscal years ended December 31, 1999 and December 25, 1998 were filed on May 3, 2000 with the Partnership's annual report on Form 10-K for the year ended December 31, 1999. Additionally, financial statements for the quarter and year to date period ended September 29, 2000 were filed with the Partnership's quarterly report on Form 10-Q for the quarter ended September 29, 2000.

     The financial statements of C-ML Cable, the joint venture between the Partnership and Adelphia that owns cable television systems in Puerto Rico, are a material component of the Partnership's financial statements. Under the terms of the joint venture agreement relating to C-ML Cable, Adelphia has the responsibility for maintaining the books and records of the joint venture. Although Adelphia had previously furnished to the Partnership audited financial statements of C-ML Cable for the year ended December 31, 2000, the Partnership has raised questions with respect to certain items in those financial statements, as reported in the Partnership's Form 10-Q for the quarter ended September 29, 2000. The Partnership has not received satisfactory responses from Adelphia with respect to such questions, and accordingly, has been unable to prepare financial statements for the years ended December 29, 2000, December 28, 2001, December 27, 2002 and December 26, 2003. In addition, as a result of the recent events surrounding Adelphia as described above, Deloitte & Touche LLP, the auditors for C-ML Cable, has retracted its audit of C-ML Cable for the years ended December 31, 1999, 2000 and 2001. In consideration of these circumstances, the Partnership has determined that it has been inappropriate and continues to be inappropriate at this time to file financial statements that rely on information contained in the financial statements of C-ML Cable for the years ended December 31, 2000 and 2001. Additionally, audited statements of C-ML Cable for the years ended December 31, 2002 and 2003 have not been released as of the date of this filing. The Partnership, therefore, is unable to prepare and include herewith, financial statements that rely on such financial information of C-ML Cable.

     (b) The Registrant has no executive officers or directors. Media Management Partners, a New York general partnership (the "General Partner"), is Registrant's sole general partner and manages the Registrant's affairs and has general responsibility and authority in all matters affecting its business. As a result, the Registrant must look to the directors of IMP Media Management, Inc. and ML Media Management Inc., the corporate general partners of the General Partner (or, in the case of RP Media Management, its corporate general partner), as fulfilling the role of the Registrant's board. The Registrant does not have in place procedures by which security holders may recommend nominees to the Registrant's board.

Item 6.       Exhibits and Reports on Form 8-K.
              ---------------------------------

     1.  Exhibits

     The certifications required to be filed or furnished, respectively, with this report pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 have not been so filed or furnished herewith as a result of the matters discussed in Part II, Item 5.

     2. Reports on Form 8-K:

     No report on Form 8-K was filed during the quarterly period covered by this interim report. A Form 8-K was filed on April 6, 2004 as referenced in Part II,
Item 1.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 5th day of May, 2004.

              ML-MEDIA PARTNERS, L.P.

By:           Media Management Partners
              General Partner
                          By: ML Media Management Inc.


By:
              /s/  Kevin K. Albert
              --------------------
              Kevin K. Albert
              Director and President
              ML Media Management Inc.

RP Media Management


By:
              /s/  I. Martin Pompadur
              -----------------------
              (I. Martin Pompadur)
              Director, President and Secretary
              (Principal Executive Officer of Registrant)

ML Media Management Inc.


By:
              /s/ Robert Ollwerther
              ---------------------
              Robert Ollwerther
              Vice President and Treasurer
              ML Media Management Inc.
              (Principal Financial Officer of Registrant)