Form 10-Q
period 2004-06-25
ML MEDIA PARTNERS LP
filed 2004-08-04
CIK 785959

Items 1, 2 and 3 of Part I are omitted from this filing for the reasons described in Part II, Item 5.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q [X]

     [X]  Quarterly  Report  Pursuant  to Section 13 or 15(d) of the  Securities
                Exchange Act of 1934
                For the Quarterly Period Ended June 25, 2004

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

Title of each Class                    Name of each exchange on which registered
------------------------------------------------------------ -------------------
None                                                              Not applicable
--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes            No    X
   ---------     ---------


     Indicate by check mark whether the  registrant is an  accelerated  filer as
defined  in  Rule  12b-2  of  the   Exchange   Act.
Yes     X      No
   ---------     ---------

                             ML-MEDIA PARTNERS, L.P.

                                      INDEX

PART I.       FINANCIAL INFORMATION
-----------------------------------

Item 1.       Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.       Quantitative and Qualitative Disclosure about Market Risk.

Item 4.       Controls and Procedures.


PART II.      OTHER INFORMATION
-------------------------------

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

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.
              ------------------

     As of June 25, 2004, Registrant's sole remaining operating investment in media properties is its 50% interest in Century/ML Cable Venture (the "Venture" or "C-ML Cable"), a joint venture with Century Communications Corp. ("Century", a subsidiary of Adelphia Communications Corporation ("Adelphia")) that owns two cable television systems in Puerto Rico. On December 13, 2001, Registrant entered into a Leveraged Recapitalization Agreement (the "Recapitalization Agreement") pursuant to which the Venture agreed to redeem Registrant's 50% interest in the Venture at a closing to be held on September 30, 2002, for a purchase price of $279.8 million. Highland Holdings ("Highland"), a Pennsylvania general partnership owned by members of the Rigas family (the controlling shareholders of Adelphia at that time), agreed to arrange financing for the Venture in the amount required to redeem Registrant's interest in the Venture and Adelphia agreed to guaranty the financing. If the Venture failed for any reason to redeem Registrant's 50% interest in the Venture, the Recapitalization Agreement required Adelphia to purchase Registrant's interest in the Venture at the same price and on the same terms that applied to the redemption in the Recapitalization Agreement. Century pledged its 50% interest in the Venture as security for Adelphia's obligation to consummate the purchase of Registrant's interest in the Venture if the Venture failed to redeem the interest. However, on June 10, 2002, Century filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York and, under bankruptcy law, Century's bankruptcy filing precludes Registrant from foreclosing at this time and will significantly delay Registrant's ability to foreclose on Century's 50% interest.

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

     Discovery proceedings with regard to the Partnership's claims and the remaining counterclaims are continuing; however, it is difficult to predict when the Partnership's matter may go to trial.

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

     The exclusivity period for the Venture (i.e., the period where only the Venture can propose a plan of reorganization) was scheduled to expire on April 6, 2004, and the Partnership proposed an end to exclusivity so as to enable the Partnership to propose its own plan of reorganization. The parties have now agreed that exclusivity will be extended, but modified so as to allow any of the Partnership, Adelphia or Century to propose a plan of reorganization. The exclusivity period has been further extended by the Court and currently expires on September 30, 2004.

     In addition, the Partnership seeks to market the ownership interests in the Venture to potential third-party purchasers and, on April 15, 2004, the Bankruptcy Court directed Adelphia to cooperate in providing due diligence to the Vaughn Group, as described in the Partnership's Current Report on Form 8-K filed on April 6, 2004. Pursuant to a letter agreement with the Vaughn Group, the Partnership agreed that it would not discuss or negotiate a sale of the interests in the Joint Venture with any other person, except Adelphia, during an exclusivity period, which expired in May 2004. No agreement was reached with the Vaughn Group and the Partnership is currently marketing all of the interests in the Joint Venture, and Adelphia is marketing a portion of the interests in the Joint Venture.

     For the six months ended June 25, 2004, Registrant incurred approximately $762,000 for legal costs relating to the above litigation. Cumulatively, the legal costs related to such litigation efforts totaled approximately $5,945,000 through June 25, 2004.

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

Item 5.       Other Information.
              ------------------

     (a) For the reasons stated below, the Partnership's consolidated financial statements for the quarterly periods ended June 27, 2003 and June 25, 2004 have been omitted from Item 1, Part I of this report. Accordingly, information derived from the financial statements that otherwise would be included in Items 2 and 3 of Part I are also omitted. Financial statements for the fiscal years ended December 31, 1999 and December 25, 1998 were filed on May 3, 2000 with the Partnership's annual report on Form 10-K for the year ended December 31, 1999. Additionally, financial statements for the quarter and year to date period ended September 29, 2000 were filed with the Partnership's quarterly report on Form 10-Q for the quarter ended September 29, 2000.

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

     2. Reports on Form 8-K:

     A report on Form 8-K, dated March 16, 2004, was filed on April 6, 2004 under Item 5. Other Events and Required FD Disclosure, as referenced in Part II,
Item 1 hereof.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 4th day of August, 2004.

              ML-MEDIA PARTNERS, L.P.

By:           Media Management Partners
              General Partner
                          By: ML Media Management Inc.


By:
              /s/  Kevin K. Albert
              --------------------
              Kevin K. Albert
              Director and President
              ML Media Management Inc.

RP Media Management


By:
              /s/  I. Martin Pompadur
              -----------------------
              I. Martin Pompadur
              Director, President and Secretary
              (Principal Executive Officer of Registrant)

ML Media Management Inc.


By:
              /s/ Robert Ollwerther
              ---------------------
              Robert Ollwerther
              Vice President and Treasurer
              ML Media Management Inc.
              (Principal Financial Officer of Registrant)