Form 10-Q
period 2004-09-24
ML MEDIA PARTNERS LP
filed 2004-11-03
CIK 785959

Items 1, 2 and 3 of Part I are omitted from this filing for the reasons described in Part II, Item 5.

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended September 24, 2004

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

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.       Quantitative and Qualitative Disclosure about Market Risk.

Item 4.       Controls and Procedures.


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits.

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

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.
             ------------------

     (a) Litigation Against Adelphia Communications Corporation And Others

     As of September 24, 2004, Registrant's sole remaining operating investment in media properties is its 50% interest in Century/ML Cable Venture (the "Venture" or "C-ML Cable"), a joint venture with Century Communications Corp. ("Century", a subsidiary of Adelphia Communications Corporation ("Adelphia")). The Venture owns two cable television systems in Puerto Rico.

     On December 13, 2001, Registrant entered into a Leveraged Recapitalization Agreement (the "Recapitalization Agreement"), pursuant to which the Venture agreed to redeem Registrant's 50% interest in the Venture at a closing to be held on September 30, 2002, for a purchase price of $279.8 million. Highland Holdings ("Highland"), a Pennsylvania general partnership owned by members of the Rigas family (the controlling shareholders of Adelphia at that time), agreed to arrange financing for the Venture in the amount required to redeem Registrant's interest in the Venture. Adelphia agreed to guaranty the financing. If the Venture failed for any reason to redeem Registrant's 50% interest in the Venture, the Recapitalization Agreement required Adelphia to purchase Registrant's interest in the Venture at the same price and on the same terms that applied to the redemption in the Recapitalization Agreement.

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

     On June 12,  2002,  Registrant  commenced a lawsuit  against  the  Venture,
Adelphia and Highland in New York State Supreme Court, seeking specific performance of the Recapitalization Agreement and compensatory and punitive damages for breach by the defendants, including, but not limited to, payment of the full purchase price of $279.8 million for Registrant's interest in the Venture.

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

     Registrant amended its complaint to add Century as a defendant as well, and seeks damages for breach of the Recapitalization Agreement from all four defendants (the Venture, Adelphia, Century and Highland), as well as specific performance by Adelphia and Century of their obligations to turn over management rights of the Venture to Registrant. Adelphia, Century and the Venture filed counterclaims against Registrant alleging, among other things, that the Recapitalization Agreement was an invalid fraudulent conveyance and that Registrant aided and abetted a breach of fiduciary duty by certain members of the Rigas family in entering into the Recapitalization Agreement.


     On June 21, 2002, the Bankruptcy Judge permitted Registrant to withdraw the $10 million that had been deposited in escrow by Highland as security for Highland's, Adelphia's and the Venture's performance of their obligations under the Recapitalization Agreement. Both Adelphia and Highland have filed counterclaims against the Registrant seeking the return of those funds.

     The Court has ruled that the Venture, Adelphia, Century and Highland defaulted in their obligations to pay the purchase price set under the Recapitalization Agreement to Registrant by no later than September 30, 2002, subject to a determination that the Recapitalization Agreement is enforceable. The determination of enforceability has been reduced to two claims. On April 15, 2004, the Court ruled that it was going to dismiss all but one of the eleven counterclaims filed by Adelphia and Century. The sole remaining counterclaim alleges that the Registrant aided and abetted a breach of fiduciary duty by the Rigas family members against Adelphia and Century. The Court also stated that it was going to dismiss all but one of the counterclaims by the Venture, leaving only a claim for constructive fraudulent conveyance to be further developed through discovery. The litigation as to these remaining issues is continuing; however, it is difficult to predict when this lawsuit may be finally resolved.

     (b) Bankruptcy Claims Against Adelphia, Century and the Venture

     On October 8, 2004, Registrant filed claims in the Chapter 11 cases of Adelphia and Century, including its claim for breach of the Recapitalization Agreement, its secured claim against Century for breach of the Recapitalization Agreement, and other claims based on Adelphia's breaches of the management provisions of the Joint Venture Agreement and breach of fiduciary duty. The Venture separately has filed its own claims against Adelphia and Century.

     Because the Venture was placed into Chapter 11 bankruptcy by Adelphia, creditors of the Venture also had to file claims against the Venture. On January 15, 2004, Registrant filed a claim against the Venture for breach of the Recapitalization Agreement. The exclusivity period for the Venture (i.e., the period where only the Venture can propose a plan of reorganization) was scheduled to expire on April 6, 2004. That period has been extended but modified to allow any of Registrant, Adelphia or Century to propose a plan of reorganization. The exclusivity period has been further extended by the Court and currently expires on December 30, 2004.

     (c) Related Matters

     In addition, the Partnership seeks to market the ownership interests in the Venture to potential third-party purchasers and, on April 15, 2004, the Bankruptcy Court directed Adelphia to cooperate in providing due diligence to the Vaughn Group, as described in the Partnership's Current Report on Form 8-K filed on April 6, 2004. Pursuant to a letter agreement with the Vaughn Group, the Partnership agreed that it would not discuss or negotiate a sale of the interests in the Venture with any other person, except Adelphia, during an exclusivity period, which expired in May 2004. No agreement was reached with the Vaughn Group and the Partnership began marketing all of the interests in the Venture, and Adelphia began marketing a portion of its interests in the Venture. Several non-binding bids were received for all of the interests in the Venture. Adelphia and Century have informally agreed to join with the Partnership in a potential sale of all of the interests in the Venture and the sale process is continuing. However, there can be no assurances that any agreement will be reached to sell the Partnership's interest in the Venture on terms acceptable to the Partnership. In addition, any sale will be subject to approval of the Bankruptcy Court.

     For the three months ended September 24, 2004, Registrant incurred approximately $600,000 for legal costs relating to the above legal proceedings. Cumulative legal costs related to such legal proceedings totaled approximately $6,545,000 through September 24, 2004.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
             ------------------------------------------------------------

Not applicable.

Item 3.      Defaults Upon Senior Securities.
             ---------------------------------

Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders.
             ---------------------------------------------------

     No matter was submitted to a vote of security holders during the period covered by this report.

Item 5.      Other Information.
             ------------------

     (a) For the reasons stated below, the Partnership's consolidated financial statements for the quarterly periods ended September 26, 2003 and September 24, 2004 have been omitted from Item 1, Part I of this report. Accordingly, information derived from the financial statements that otherwise would be included in Items 2 and 3 of Part I are also omitted. Financial statements for the fiscal years ended December 31, 1999 and December 25, 1998 were filed on May 3, 2000 with the Partnership's annual report on Form 10-K for the year ended December 31, 1999. Additionally, financial statements for the quarter and year to date period ended September 29, 2000 were filed with the Partnership's quarterly report on Form 10-Q for the quarter ended September 29, 2000.

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

Item 6.       Exhibits.
              ---------

     The certifications required to be filed or furnished, respectively, with this report pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 have not been so filed or furnished herewith as a result of the matters discussed in Part II, Item 5.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 3rd day of November, 2004.

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