Form 10-K
period 2004-12-31
ML MEDIA PARTNERS LP
filed 2005-03-30
CIK 785959

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

For the Fiscal Year Ended December 31, 2004

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
          ---------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes          No     X
    -------       -----

As of March 1, 2005, 187,061 units of limited partnership interest ("Units") were held by non-affiliates of the registrant. There is no established public trading market for such Units.

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

Media Properties

Century/ML Cable Venture

     As of December 31, 2004, Registrant's sole remaining operating investment in media properties is its 50% interest in Century/ML Cable Venture (the "Venture" or "C-ML Cable"), a joint venture with Century Communications Corp. ("Century", a subsidiary of Adelphia Communications Corporation ("Adelphia")). The Venture owns two cable television systems in Puerto Rico.

(a) Litigation Against Adelphia Communications Corporation and Others

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

     Because the Venture was placed into Chapter 11 bankruptcy by Adelphia, creditors of the Venture also had to file claims against the Venture. On January 15, 2004, Registrant filed a claim against the Venture for breach of the Recapitalization Agreement. The exclusivity period for the Venture (i.e., the period where only the Venture can propose a plan of reorganization) was scheduled to expire on April 6, 2004. That period has been extended, but modified to allow any of Registrant, Adelphia or Century to propose a plan of reorganization. The exclusivity period has been further extended by the Court and currently expires on June 30, 2005.

(c) Related Matters

     In addition, the Partnership seeks to market the ownership interests in the Venture to potential third-party purchasers and, on April 15, 2004, the Bankruptcy Court directed Adelphia to cooperate in providing due diligence to the Vaughn Group, as described in the Partnership's Current Report on Form 8-K filed on April 6, 2004. Pursuant to a letter agreement with the Vaughn Group, the Partnership agreed that it would not discuss or negotiate a sale of the interests in the Venture with any other person, except Adelphia, during an exclusivity period, which expired in May 2004. No agreement was reached with the Vaughn Group and the Partnership began marketing all of the interests in the Venture, and Adelphia began marketing a portion of its interests in the Venture. Several non-binding bids were received for all of the interests in the Venture. Adelphia and Century have informally agreed to join with the Partnership in a potential sale of all of the interests in the Venture and the sale process is continuing. Adelphia, Century and the Partnership are currently negotiating exclusively with one potential purchaser. However, there can be no assurances that any agreement will be reached to sell the Partnership's interest in the Venture on terms acceptable to the Partnership. In addition, any sale will be subject to approval of the Bankruptcy Court.

Liquidated Media Properties

The Partnership has completed the sale of the following media properties:

     o an AM and FM radio station combination in Bridgeport, Connecticut was sold on August 31, 1999;

     o a corporation which owns an FM radio station in Cleveland, Ohio was sold on January 28, 1999;

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

     On October 1, 1999, Adelphia, through its wholly owned subsidiary Arahova Communications Inc. ("Arahova"), consummated its acquisition of Century. While Adelphia's purchase included Century's 50% interest in C-ML Cable, it did not include a purchase of Registrant's 50% interest in C-ML Cable.

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

     On March 10, 1989, C-ML Radio acquired all of the issued and outstanding stock of Acosta Broadcasting Corporation ("Acosta"), Fidelity Broadcasting Corporation ("Fidelity"), and Broadcasting and Background Systems Consultants Corporation ("BBSC"), all located in San Juan, Puerto Rico. The purchase price for the stock was approximately $7.8 million. At the time of acquisition, Acosta owned radio stations WUNO-AM and Noti Uno News, Fidelity owned radio station WFID-FM, and BBSC owned Beautiful Music Services, all serving various communities within Puerto Rico.

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

     On August 15, 1996, Registrant made a cash distribution to limited partners of record on May 31, 1996 of approximately $108.1 million ($575 per Unit) and approximately $1.1 million to its General Partner, representing its 1% share, from net distributable sales proceeds from the sale of the California Cable Systems.

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

     As of December 31, 2004, Registrant had approximately $6.5 million remaining in cash reserves to cover operating liabilities, current litigation, and litigation contingencies relating to the California Cable Systems prior to and resulting from their sale.

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

As of December 31, 2004, Registrant had approximately $74,000 remaining in cash reserves from the sale of the Connecticut Stations.

Wincom

     On August 26, 1988, Registrant acquired 100% of the stock of Wincom Broadcasting Corporation ("Wincom"), an Ohio corporation headquartered in Cleveland, for $46.0 million. At acquisition, Wincom and its subsidiaries owned and operated five radio stations - WQAL-FM, Cleveland, Ohio; WCKN-AM/WRZX-FM, Indianapolis, Indiana (the "Indianapolis Stations", including the Indiana University Sports Radio Network, which was discontinued after the first half of
1992); KBEZ-FM, Tulsa, Oklahoma; and WEJZ-FM, Jacksonville, Florida. On July 31, 1990, Registrant sold the business and assets of KBEZ-FM and WEJZ-FM to Renda Broadcasting Corp. for net proceeds of approximately $10.3 million. On October 1, 1993, Registrant sold the Indianapolis stations, which generated net proceeds in the approximate amount of $6.1 million. All proceeds of the sales were paid to the lender.

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

As of December 31, 2004, Registrant had approximately $76,000 remaining in cash reserves from the sale of the Cleveland Station.

KEZY-FM and KORG-AM

     On November 16, 1989, Registrant acquired an AM ("KORG-AM") and an FM ("KEZY-FM") (jointly the "Anaheim Stations" or "KORG/KEZY") radio station combination located in Anaheim, California, from Anaheim Broadcasting Corporation. The total acquisition cost was approximately $15.1 million.

     On January 4, 1999, Registrant consummated a sale to Citicasters Co., a subsidiary of Jacor Communications, Inc. ("Citicasters") of substantially all of the assets, other than cash and accounts receivable, used in the operations of the Anaheim Stations pursuant to the asset purchase agreement (the "Anaheim Agreement") dated September 14, 1998, as amended.

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

As of December 31, 2004, Registrant had approximately $4,000 remaining in cash reserves from the sale of the Anaheim stations.

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

     In recent years, the level of competition in the MVPD market has increased significantly, most notably by the provision of high-powered DBS service in the continental United States. In addition, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or have the potential to provide, substantial additional competition to cable television systems. Regulatory initiatives designed to enhance competition for cable television systems are described in the following sections.

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

Federal Communications Commission

     Federal regulation of cable television systems is conducted primarily through the FCC pursuant to the Communications Act, although, as discussed below, the Copyright Office also regulates certain aspects of cable television system operation. FCC regulations currently contain detailed provisions concerning non-duplication of network programming, sports program blackouts, program origination and ownership of cable television systems. There are also comprehensive registration and reporting requirements and various technical standards. The FCC also has established regulations concerning mandatory signal carriage and retransmission consent of broadcast television stations; consumer service standards; the rates for service, equipment, and installation that may be charged to subscribers; MVPD access to cable programming owned by cable operators; and the rates and conditions for commercial channel leasing. The FCC also issues permits, licenses, and registrations for microwave facilities, mobile radios, and receive-only satellite earth stations, all of which are commonly used in the operation of cable systems. The assignment of a permit, license or authorization to a third party generally requires the prior approval of the FCC.

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

     Under the Communications Act, when local consent to a transfer or assignment of a franchise is required, the franchise authority must act within 120 days of submission of a transfer request. If this deadline is not met, the transfer is deemed approved. The 120-day period commences upon the submission to a local franchising authority of a standardized FCC transfer form. The franchise authority may request additional information beyond that required on the form. Among other things, local franchising officials may prohibit the sale of a cable system if the proposed buyer operates another cable system in the jurisdiction or if such sale would reduce competition in cable service. Approval by LFAs may be required in order for the Venture to redeem Registrant's interest in the Venture or to sell the Venture to a third party.

Cable/Telephone Cross-Ownership

     The Communications Act also contains provisions regarding the ability of local telephone exchange carriers ("LECs") to provide video programming.

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

     In 2001, a federal court of appeals held that both the horizontal and vertical ownership limits that the FCC adopted pursuant to the 1992 Cable Act were unconstitutional. Accordingly, the Court reversed and remanded the FCC's ownership limits and vacated specific portions of the FCC's ownership attribution rules. In September 2001, the Commission initiated a rulemaking proceeding to reconsider the issue. That proceeding remains pending.

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

Alternative Video Programming Services

     Direct Broadcast Satellites: DBS providers offer video programming directly to home subscribers through high-powered direct broadcast satellites. Since the launch of the first system in 1994, DBS has become one of the primary competitors to cable operators in the multi-channel video-programming marketplace. DBS providers served approximately 23 million customers as of June of 2004. In addition, Congress has amended the Satellite Home Viewer Act to allow DBS operators to provide local broadcast station signals to subscribers in a manner similar to cable operators, thereby removing a major competitive barrier to DBS growth. Under the legislation, DBS operators also became subject to "must-carry" obligations to carry broadcast signals in January 2002.

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

     With regard to broadcast stations eligible for mandatory carriage, the FCC has concluded that cable operators need not carry both the digital and analog signals of a broadcaster, that broadcast stations operating only in digital are entitled to mandatory carriage, and that digital-only television stations are entitled only to carriage of a single programming stream.

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

     The FCC also has adopted regulations to ensure the commercial availability of equipment (such as converter boxes and interactive equipment) used to access services offered over multi-channel video programming distribution systems, from sources that are unaffiliated with any MVPD. These regulations require that all MVPDs, including cable operators, (1) allow customers to attach their own equipment to their systems, (2) not prevent equipment from being offered by retailers, manufacturers or other unaffiliated vendors, (3) separate out security functions from non-security functions of digital equipment, (4) not offer equipment with integrated security and non-security functions after July 1, 2006, and (5) provide, upon request, technical information concerning interface parameters needed to permit equipment to operate with their systems. MVPDs are allowed to protect the security of their systems and programming from unauthorized reception. The rules are subject to sunset after the markets for MVPDs and equipment become fully competitive in a particular geographic market.

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

     In addition, the offices of RPMM and MLMM are located at 444 Madison Avenue
- Suite 703, New York, New York 10022 and at Four World Financial Center - 23rd Floor, New York, New York, 10080, respectively.

Item 3.   Legal Proceedings


Adelphia Litigation

     On March 24, 2000, Registrant commenced suit (the "Original Adelphia Litigation") in New York Supreme Court (the "Court"), New York County, against Century, Adelphia and Arahova Communications Inc. seeking a dissolution of the Venture and the appointment of a receiver for the sale of the Venture's assets (primarily the stock of the subsidiary of the Venture that owns the cable systems). The complaint alleged that, as successor to Century's position as Registrant's joint venture partner, Adelphia breached its fiduciary and contractual obligations to Registrant with respect to the operations of the Venture and by proposing to take action that would interfere with the sale of the cable systems to a third party through an auction process conducted in accordance with the terms of the joint venture agreement. Registrant also sought in the suit an order directing Adelphia and its affiliates to comply with the terms of the joint venture agreement and sought other equitable relief. Registrant also sought in the suit compensatory and punitive damages.

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

     For the years ended December 31, 2004, December 26, 2003 and December 27, 2002, Registrant incurred approximately $0, $0 and $78,000, respectively, for legal costs relating to the Original Adelphia Litigation. Cumulatively, the legal costs related to such litigation efforts totaled approximately $3,815,000 through December 31, 2004.

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

     Bankruptcy Claims Against Adelphia, Century and the Venture - On October 8, 2004, Registrant filed claims in the Chapter 11 cases of Adelphia and Century, including its claim for breach of the Recapitalization Agreement, its secured claim against Century for breach of the Recapitalization Agreement, and other claims based on Adelphia's breaches of the management provisions of the Joint Venture Agreement and breach of fiduciary duty. The Venture separately has filed its own claims against Adelphia and Century.

     Because the Venture was placed into Chapter 11 bankruptcy by Adelphia, creditors of the Venture also had to file claims against the Venture. On January 15, 2004, Registrant filed a claim against the Venture for breach of the Recapitalization Agreement. The exclusivity period for the Venture (i.e., the period where only the Venture can propose a plan of reorganization) was scheduled to expire on April 6, 2004. That period has been extended but modified to allow any of Registrant, Adelphia or Century to propose a plan of reorganization. The exclusivity period has been further extended by the Court and currently expires on June 30, 2005.

     Related Matters - In addition, the Partnership seeks to market the ownership interests in the Venture to potential third-party purchasers and, on April 15, 2004, the Bankruptcy Court directed Adelphia to cooperate in providing due diligence to the Vaughn Group, as described in the Partnership's Current Report on Form 8-K filed on April 6, 2004. Pursuant to a letter agreement with the Vaughn Group, the Partnership agreed that it would not discuss or negotiate a sale of the interests in the Venture with any other person, except Adelphia, during an exclusivity period, which expired in May 2004. No agreement was reached with the Vaughn Group and the Partnership began marketing all of the interests in the Venture, and Adelphia began marketing a portion of its interests in the Venture. Several non-binding bids were received for all of the interests in the Venture. Adelphia and Century have informally agreed to join with the Partnership in a potential sale of all of the interests in the Venture and the sale process is continuing. Adelphia, Century and the Partnership are currently negotiating exclusively with one potential purchaser. However, there can be no assurances that any agreement will be reached to sell the Partnership's interest in the Venture on terms acceptable to the Partnership. In addition, any sale will be subject to approval of the Bankruptcy Court.

     For the years ended December 31, 2004, December 26, 2003 and December 27, 2002, Registrant incurred legal costs relating to the litigation arising from the breach of the Recapitalization Agreement of $2,207,000, $2,385,000 and $2,352,000, respectively. Cumulatively, the legal costs related to such litigation efforts totaled approximately $6,944,000 through December 31, 2004. These costs are in addition to the costs relating to the Original Adelphia Litigation discussed above.

Registrant is not aware of any other material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     There were no matters which required a vote of the limited partners of Registrant during the fiscal year covered by this report. Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          --------------------------------------------------------------------

     An established public market for Registrant's Units does not now exist, and it is not anticipated that such a market will develop in the future. Accordingly, accurate information as to the market value of a Unit at any given date is not available.

     As of March 1,  2005,  the  number of  owners  of Units  was  approximately
10,484.

     Registrant does not distribute dividends, but rather distributes Distributable Cash from Operations, Distributable Refinancing Proceeds, and Distributable Sale Proceeds, to the extent available. In January 2002, $49.4 million ($263 per Unit) was distributed to its limited partners and $499,418 to its General Partner from the release of reserves from the sale of the California Cable Systems, as well as operating cash balances held by the Partnership. No distributions were made to partners during the fiscal years ended December 31, 2004 and December 26, 2003.

     Registrant made no purchases of Units during the fiscal year ended December 31, 2004.

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

See note in Item 15

Item 8.       Financial Statement and Supplemental Data

See note in Item 15

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
              -----------------------------------------------------------------

None.

Item 9A.      Controls and Procedures

     ML Media Partners, L.P. (the "Registrant" or the "Partnership") maintains disclosure controls and procedures designed to ensure that information required to be disclosed in Registrant's filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Registrant's chief executive officer and chief financial officer have evaluated, with the participation of Registrant's management, the effectiveness of Registrant's disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, Registrant's chief executive officer and chief financial officer concluded that Registrant's disclosure controls and procedures are effective. However, see Part IV, Item 15, Other Information.

     There have been no changes in Registrant's internal control over financial reporting that occurred during the period covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

Item 9B. Other Information

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

                                           Served in Present
                                                  Capacity
Name                                              Since (1)                Position Held
------------------------------------------------------------------------------------------
RP Media Management (the "Management Company"):
-----------------------------------------------

I. Martin Pompadur 1/01/86 President,
   Chief Executive Officer,
                                                                           Chief Operating Officer, Secretary and

                                                                           Director

Elizabeth McNey Yates                               4/01/88                Executive Vice President



ML Media Management Inc. ("MLMM"):

Kevin K. Albert                             2/19/91 through 1/30/05        President

                                            12/16/85 through 1/30/05        Director

George A. Bitar                                     1/31/05                President

                                            10/18/02 Director

                                            10/18/02 through 1/30/05       Vice President

Robert D. Ollwerther                                 5/4/04                Vice President, Treasurer and Director

Angel L. Morales                                   10/24/03                Vice President and Director

William G. Hauk                                    11/5/04                 Vice President and Assistant Treasurer

     (1) Directors hold office until their successors are elected and qualified. All executive officers serve at the pleasure of the Board of Directors.

     I. Martin Pompadur, 69, Director and President of RP Media Management. Mr. Pompadur is an Executive Vice President of News Corporation and President of News Corporation-Eastern and Central Europe and a member of News Corporation's Executive Management Committee. News Corporation is the owner of DirecTV, the satellite television company which competes with Registrant's cable television system in Puerto Rico. Mr. Pompadur is also Chairman of News Corporation Europe. Mr. Pompadur is a principal owner, member of the Board of Directors and Secretary of Caribbean International News Corporation ("Caribbean"). Caribbean owns and publishes EL Vocero, the largest Spanish language daily newspaper in the United States. Mr. Pompadur sits on the Boards of Directors of the following companies: BskyB, Stream, Metromedia International, Premiere World, Kirch Media, Linkshare, News Out of Home B.V., Balkan Bulgarian, Nexstar and RP Coffee Ventures.

     Elizabeth McNey Yates, 41, Executive Vice President of RP Media Management, joined RP Companies Inc., an entity controlled by Mr. Pompadur, in March 1988 and has senior executive responsibilities in the areas of finance, operations, administration, acquisitions and dispositions. Ms. Yates is Chief Operating Officer and Executive Vice President of RP Companies, Inc.

     Kevin K. Albert, 52, was, until January 30, 2005, a Managing Director in the Merrill Lynch Investment Banking Group, responsible for the Private Equity Placement Group. He joined Merrill Lynch in 1981. Mr. Albert's work in the Private Equity Placement Group involved the structuring and placing of a diversified array of private equity financings, including common stock, preferred stock, limited partnership interests and other equity-related securities.

     George A. Bitar,  40, is a Managing  Director in the Merrill  Lynch  Global
Private Equity Division and a Managing Director in Merrill Lynch Global Partners, Inc., the Manager of ML Global Private Equity Fund, L.P., a proprietary private equity fund. Prior to joining the Global Private Equity Division, Mr. Bitar was a Vice President in the High Yield Finance and Restructuring Group where he worked for four years. Mr. Bitar joined Merrill Lynch in 1990.

     Robert D. Ollwerther, 48, is a First Vice President in Finance for Merrill Lynch, having joined in 1981. He serves as Chief Financial Officer of the Merrill Lynch Global Private Equity business and also heads the GMI Finance Regulatory Initiatives Group. He has served in a number of Finance positions in Global Markets & Investment Banking, Internal Audit, and Financial Reporting.

     Angel L. Morales, 30, is a Director in the Merrill Lynch Global Private Equity Division. His responsibilities include sourcing, structuring, executing and monitoring investments for several Merrill Lynch private equity initiatives. Mr. Morales joined Merrill Lynch in 1996.

     William G. Hauk, 35, is a Vice President in the Merrill Lynch Finance Private Equity group supporting the global business. He joined Merrill Lynch in 2000. Mr. Hauk's responsibilities include controllership and financial management functions for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner or manager.

     An Investment Committee of Registrant was established to have the responsibility and authority for developing, in conjunction with the Management Company, diversification objectives for the investments to be made by
Registrant, for reviewing and approving each investment proposed by the Management Company for Registrant and for evaluating and approving dispositions of investments of Registrant. The Investment Committee will also establish reserves for Registrant for such purposes and in such amounts, as it deems appropriate. A simple majority vote is required for any proposed investment or disposition. The Investment Committee also has the responsibility and authority for monitoring the management of the investments of Registrant by the Management Company.

The current members of the Investment Committee are as follows:

         RPMM Representative                MLMM Representatives
         -------------------                --------------------
         I. Martin Pompadur                 George A. Bitar
                                            Robert D. Ollwerther
                                            Angel L. Morales

Audit Committee Financial Expert

     As noted above, the Registrant has no executive officers or directors. The General Partner manages the Registrant's affairs and has general responsibility and authority in all matters affecting its business. As a result, the Registrant does not have an audit committee, and must look to the directors of IMP Media Management, Inc. and ML Media Management Inc., the corporate general partners of the General Partner (or in the case of RP Media Management, its corporate general partner), as fulfilling the role of the Registrant's audit committee. The members of such audit committee have determined that such audit committee does not have an audit committee financial expert serving on the audit committee. However, the members of the audit committee, after considering all the factors that they deem relevant, including the experience and business backgrounds of its members, have determined that as a group they have the attributes necessary to provide appropriate oversight in connection with the preparation of the Registrant's financial statements. For the reasons stated in
Item 15, the Registrant's consolidated financial statements for the years ended December 31, 2004, December 26, 2003 and December 27, 2002 have been omitted from this report.

Procedures for Recommending Nominees to the Board

     Registrant does not have its own board of directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are carried out either by executive officers of RP Media Management or ML Media Management Inc. acting on behalf of the General Partner. As a result, Registrant does not have procedures by which Unit holders may recommend director nominees.

Code of Ethics for Principal Executive and Senior Financial Officers

     The Registrant maintains a code of ethics that applies to the Registrant's principal executive and senior financial officers, or persons performing similar functions, regardless of whether these individuals are employed by the Registrant or a third party. A copy of the code of ethics is incorporated by reference to this annual report on Form 10-K.

Item 11.        Executive Compensation

     Registrant does not pay the executive officers or directors of the General Partner any remuneration. The General Partner does not presently pay any remuneration to any of its executive officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     As of March 1, 2005, Smithtown Bay, LLC, and affiliates, having the mailing address 601 Carlson Parkway, Suite 200, Minnetonka, Minnesota, 55305, is the owner of 17,342 Units, representing approximately 9.22% of all such Units. As of March 1, 2005, Madison Liquidity Investors, LLC, and affiliates, having the mailing address of 6143 South Willow Drive, Suite 200, Englewood Village, CO 80111, and 4210 Shawnee Mission Parkway, Suite 310A, Fairway, KS 66205, is the owner of 18,876 Units, representing approximately 10% of all such Units. As of March 1, 2005, no person or entity, other than Smithtown Bay, LLC and Madison Liquidity Investors, LLC and their respective affiliates, was known by Registrant to be the beneficial owner of more than five percent of the Units.

     To the knowledge of the General Partner, as of March 1, 2005, the officers and directors of the General Partner in aggregate own less than 1% of the outstanding common stock of Merrill Lynch & Co., Inc.

     Registrant has not established any equity compensation plans.

Item 13.   Certain Relationships and Related Transactions

     During the three years ended December 31, 2004, the Partnership incurred or accrued the following expenses in connection with services provided by the General Partner and its affiliates:

                                                        2004                  2003                      2002
                                                  --------------         --------------          ---------------
Partnership Management Fee                        $      557,980         $      557,980          $       557,980
Property Management Fee                                  506,264                506,264                  506,264
Reimbursement of Operating Expenses                      836,559                840,067                  920,433
                                                  --------------         --------------          ---------------
                                                  $    1,900,803         $    1,904,311          $     1,984,677
                                                  ==============         ==============          ===============

Item 14.      Principal Accounting Fees and Services

During the fiscal years ended December 31, 2004 and December 26, 2003, the Partnership incurred the following costs relating to accounting fees and services:

                                        2004                    2003
                                     ----------              ----------
       Audit Fees                  $       0              $       0
       Audit-Related Fees                  0                      0
       Tax Fees                       31,000                 31,200
       All Other Fees                      0                      0


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

                                     Part IV

Item 15.        Exhibits and Financial Statement Schedules

     For the reasons stated below, the Partnership's consolidated financial statements for the years ended December 31, 2004, December 26, 2003 and December 27, 2002 have been omitted from this report. Accordingly, information derived from the financial statements that would otherwise be included in items 1, 6, 7, 7A, 8 and 15 are also omitted.

     Financial statements for the fiscal years ended December 31, 1999 and December 25, 1998 were filed on May 3, 2000 with the Partnership's annual report on Form 10-K for the year ended December 31, 1999.

     The financial statements of C-ML Cable, the joint venture between the Partnership and Adelphia that owns cable television systems in Puerto Rico, are a material component of the Partnership's financial statements. Under the terms of the joint venture agreement relating to C-ML Cable, Adelphia has the responsibility for maintaining the books and records of the joint venture. Although Adelphia had previously furnished to the Partnership audited financial statements of C-ML Cable for the year ended December 31, 2000, the Partnership has raised questions with respect to certain items in those financial statements, as reported in the Partnership's Form 10-Q for the quarter ended September 29, 2000. The Partnership has not received satisfactory responses from Adelphia with respect to such questions, and, accordingly, has not been able to prepare financial statements for the years ended December 29, 2000, December 28, 2001, December 27, 2002, December 26, 2003 and December 31, 2004. In addition, as a result of the recent events surrounding Adelphia as described above, Deloitte & Touche LLP, the auditors for C-ML Cable, has retracted its audit of C-ML Cable for the years ended December 31, 1999, 2000 and 2001. In consideration of these circumstances, the Partnership has determined that it has been inappropriate and continues to be inappropriate at this time to file financial statements that rely on information contained in the financial statements of C-ML Cable for the years ended December 31, 2000 and 2001. Additionally, audited statements of C-ML Cable for the years ended December 31, 2002, 2003 and 2004 have not been released as of the date of this filing. The Partnership, therefore, is unable to prepare and include herewith, financial statements that rely on such financial information of C-ML Cable.

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

  10.1.2       Management Agreement and Joint Venture         Exhibit 10.1.2 to
               Agreement dated December 16, 1986              Registrant's Annual Report on Form 10-K
               between the Registrant and CCC                 for  fiscal year ended
               (attached as Exhibit 1 to Exhibit 10.3)        December 26, 1986
                                                              (File No. 0-14871)

  10.1.3       Management Agreement and Joint Venture         Exhibit 10.1.3 to
               Agreement dated as of                          Registrant's Annual Report on  Form 10-K
               February 15, 1989 between Registrant           for the fiscal year ended
               and CCC                                        December 30, 1988
                                                              (File No. 0-14871)

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

  10.2.2       Assignment dated July 2, 1986 between          Exhibit 10.2.2 to Registrant
               Registrant's and Century-ML Cable Corporation  Annual Report on Form 10-K for the fiscal year ended
               ("C-ML")                                       December 26, 1986
                                                              (File No. 0-14871)

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

  10.3.2       Second Restated Credit Agreement dated         Exhibit 10.3.2 to
               December 1, 1992 among                         Registrant's Annual Report on Form 10-K
               Century-ML Cable Corporation                   for the fiscal year ended ,
               Century/ML Cable Venture and Citibank          December 25, 1992
                                                              (File No. 0-14871)

  10.3.3       Amendment dated as of September 30, 1993       Exhibit 10.3.3 to Registrant's Quarterly Report on Form
               among Century-ML Cable Corporation, the        10-Q for the quarter ended
               banks parties to the Credit Agreement, and     September 24, 1993
               Citibank, N.A. and Century/ML Cable Venture    (File No. 0-14871)


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

  10.9         Security Agreement dated as of                 Exhibit 10.10 to
               December 22, 1986 among Registrant,            Registrant's Annual Report on Form 10-K
               ML California and BA                           for the fiscal year ended
                                                              December 26, 1987
                                                              (File No. 0-14871)

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

  10.24        Agreement of Consolidation, Extension,         Exhibit 10.34 to
               Amendment and Restatement of the WREX Credit   Registrant's Quarterly Report on
               Agreement and KATC Credit Agreement between    Form 10-Q for the quarter ended June 30, 1989
               Registrant and Manufacturers Hanover Trust     (File No. 0-14871)
               Company dated as of June 21, 1989

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

  10.30.4      Confirmation of final Universal agreements     Exhibit 10.40.4 to
               between Registrant and Manufacturers           Registrant's Quarterly Report on Form
               Hanover Trust Company dated April 3, 1992      10-Q , for the quarter ended
                                                              September 25, 1992
                                                              (File No. 0-14871)

  10.30.5      Letter regarding discharge and release of      Exhibit 10.40.5 to
               the Universal Companies and Registrant         Registrant's Quarterly Report on Form
               dated July 8, 1992 between Registrant and      10-Q  for the quarter ended
               Chemical Bank (as successor, by merger, to     September 25, 1992
               Manufacturers Hanover Trust Company)           (File No.0-14871)

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

  10.37        Asset Purchase Agreement dated April 22, 1999, Exhibit 1 to Registrant's Form 8-K Report dated August 31,
               between Registrant and Aurora                  1999 (File No. 0-14871)
               Communications LLC, to sell substantially
               all of the assets used in the operations of
               Registrant's Connecticut Stations

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

  14.1         Code of Ethics for Principal Executive and     Exhibit 14.1 to
               Senior Financial Officers                      Registrant's Annual Report on Form 10-K
                                                              for the fiscal year ended December 26, 2003
                                                              (File No. 0-14871)

  18.1         Letter from Deloitte, Haskins & Sells          Exhibit 18.1 to
               regarding the change in accounting method,     Registrant's Annual Report on Form 10-K
               dated March 30, 1989                           for the fiscal year ended December 30, 1988
                                                              (File No. 0-14871)

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

                             ML MEDIA PARTNERS, L.P.
                          By: Media Management Partners
                                 General Partner

                          By: ML Media Management Inc.

Dated: March 23, 2005



/s/ George A. Bitar
--------------------------------------------------------------
George A. Bitar
President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.

RP MEDIA MANAGEMENT
                    Signature                                       Title                              Date

   /s/ I. Martin Pompadur                           President, Secretary and Director               March 23, 2005
-------------------------------------------------   (principal executive officer of
     (I. Martin Pompadur) Registrant)

   /s/ Elizabeth McNey Yates                        Executive Vice President                        March 23, 2005
-------------------------------------------------
     (Elizabeth McNey Yates)

ML MEDIA MANAGEMENT INC.

                    Signature                                       Title                              Date



   /s/ George A. Bitar                              President and Director                          March 23, 2005
-------------------------------------------------
        (George A. Bitar)


   /s/ Robert D. Ollwerther                         Vice President, Treasurer and                   March 23, 2005
-------------------------------------------------   Director (principal financial and
        (Robert D. Ollwerther)                      accounting officer of Registrant)

   /s/ Angel L. Morales                             Vice President and Director                     March 23, 2005
-------------------------------------------------
        (Angel L. Morales)
