Form 10-Q
period 2005-04-01
ML MEDIA PARTNERS LP
filed 2005-05-16
CIK 785959

Items 1, 2 and 3 of Part I are omitted from this filing for the reasons described in Part II, Item 5.

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 1, 2005

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

Title of each Class                   Name of each exchange on which registered
-------------------------------------------------------------------------------
None                                                             Not applicable
--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes                        No   X
---------                   ----------

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

  Yes                        No  X
---------                    ----------

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

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

     (a) Litigation Against Adelphia Communications Corporation And Others

     As of April 1, 2005, Registrant's sole remaining operating investment in media properties is its 50% interest in Century/ML Cable Venture (the "Venture" or "C-ML Cable"), a joint venture with Century Communications Corp. ("Century", a subsidiary of Adelphia Communications Corporation ("Adelphia")). The Venture owns two cable television systems in Puerto Rico.

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

(b)      Bankruptcy Claims Against Adelphia, Century and the Venture

     On October 8, 2004, Registrant filed claims in the Chapter 11 cases of Adelphia and Century, including its claim for breach of the Recapitalization Agreement, its secured claim against Century for breach of the Recapitalization Agreement, and other claims based on Adelphia's breaches of the management provisions of the joint venture agreement between Registrant and Century and breach of fiduciary duty. The Venture separately has filed its own claims against Adelphia and Century.

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

(c)          Related Matters

     In addition, the Partnership seeks to market the ownership interests in the Venture to potential third-party purchasers and, on April 15, 2004, the Bankruptcy Court directed Adelphia to cooperate in providing due diligence to the Vaughn Group, as described in the Partnership's Current Report on Form 8-K filed on April 6, 2004. Pursuant to a letter agreement with the Vaughn Group, the Partnership agreed that it would not discuss or negotiate a sale of the interests in the Venture with any other person, except Adelphia, during an exclusivity period, which expired in May 2004. No agreement was reached with the Vaughn Group and the Partnership began marketing all of the interests in the Venture, and Adelphia began marketing a portion of its interests in the Venture. Several non-binding bids were received for all of the interests in the Venture. Adelphia and Century have informally agreed to join with the Partnership in a potential sale of all of the interests in the Venture and the sale process is continuing. Adelphia, Century and the Partnership are currently negotiating exclusively with one potential purchaser. However, there can be no assurances that any agreement will be reached to sell the Partnership's interest in the Venture on terms acceptable to the Partnership. In addition, any sale will be subject to the approval of the Bankruptcy Court. For the three months ended
April 1, 2005, Registrant incurred approximately $1,048,000 for legal costs relating to the above legal proceedings. Cumulative legal costs related to such legal proceedings totaled approximately $7,992,000 through April 1, 2005.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.      Defaults Upon Senior Securities.

Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders.
             ---------------------------------------------------

No matter was submitted to a vote of security holders during the period covered by this report.

Item 5.      Other Information.

     (a) For the reasons stated below, the Partnership's consolidated financial statements for the quarterly periods ended March 26, 2004 and April 1, 2005 have been omitted from Item 1, Part I of this report. Accordingly, information derived from the financial statements that otherwise would be included in Items 2 and 3 of Part I are also omitted.

     Financial statements for the fiscal years ended December 31, 1999 and December 25, 1998 were filed on May 3, 2000 with the Partnership's annual report on Form 10-K for the year ended December 31, 1999.

     The financial statements of C-ML Cable, the joint venture between the Partnership and Adelphia that owns cable television systems in Puerto Rico, are a material component of the Partnership's financial statements. Under the terms of the joint venture agreement relating to C-ML Cable, Adelphia has the responsibility for maintaining the books and records of the joint venture. Although Adelphia had previously furnished to the Partnership audited financial statements of C-ML Cable for the year ended December 31, 2000, the Partnership has raised questions with respect to certain items in those financial statements, as reported in the Partnership's Form 10-Q for the quarter ended September 29, 2000. The Partnership has not received satisfactory responses from Adelphia with respect to such questions, and accordingly, has been unable to prepare financial statements for the years ended December 29, 2000, December 28, 2001, December 27, 2002, December 26, 2003, and December 31, 2004. In addition, as a result of the recent events surrounding Adelphia as described above, Deloitte & Touche LLP, the auditors for C-ML Cable, has retracted its audit of C-ML Cable for the years ended December 31, 1999, 2000 and 2001. In consideration of these circumstances, the Partnership has determined that it has been inappropriate and continues to be inappropriate at this time to file financial statements that rely on information contained in the financial statements of C-ML Cable for the years ended December 31, 2000 and 2001. Additionally, audited statements of C-ML Cable for the years ended December 31, 2002, 2003, and 2004 have not been released as of the date of this filing. The Partnership, therefore, is unable to prepare and include herewith, financial statements that rely on such financial information of C-ML Cable.

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

Item 6.       Exhibits.
              --------

     The certifications required to be filed or furnished, respectively, with this report pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 have not been so filed or furnished herewith as a result of the matters discussed in Part II, Item 5.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 16th day of May, 2005.

              ML-MEDIA PARTNERS, L.P.

By:           Media Management Partners
              General Partner
              By: ML Media Management Inc.


By:
              /s/  George A. Bitar
              --------------------
              George A. Bitar
              President and Director
              ML Media Management Inc.

RP Media Management


By:
              /s/  I. Martin Pompadur
              -----------------------
              I. Martin Pompadur
              President, Secretary and Director
              RP Media Management
              (Principal Executive Officer of Registrant)

ML Media Management Inc.


By:
              /s/ Jeffrey Meshberg
              --------------------
              Jeffrey Meshberg
              Vice President, Treasurer and Director
              ML Media Management Inc.
              (Principal Financial Officer of Registrant)