Form 10-Q
period 2005-07-01
ML MEDIA PARTNERS LP
filed 2005-08-15
CIK 785959

Items 1, 2 and 3 of Part I are omitted from this filing for the reasons described in Part II, Item 5.

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 1, 2005

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

     Indicate by check mark whether the  registrant is an  accelerated  filer as
defined  in Rule  12b-2  of the  Exchange  Act.        Yes         No
                                                                           X
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

See Part II, Item 5.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
              ------------------------------------------------------------------

See Part II, Item 5.

Item 3.       Quantitative and Qualitative Disclosure about Market Risk.
              ---------------------------------------------------------

See Part II, Item 5.

Item 4.       Controls  and  Procedures.
              --------------------------

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

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.
             ------------------

(a)          Litigation Against Adelphia Communications Corporation And Others
             -----------------------------------------------------------------

     As of July 1, 2005, Registrant's sole remaining operating investment in media properties is its 50% interest in Century/ML Cable Venture (the "Venture" or "C-ML Cable"), a joint venture with Century Communications Corp. ("Century", a subsidiary of Adelphia Communications Corporation ("Adelphia")). The Venture owns two cable television systems in Puerto Rico - (the "Systems").

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

     The Court has ruled that the Venture, Adelphia, Century and Highland defaulted in their obligations to pay the purchase price set under the Recapitalization Agreement to Registrant by no later than September 30, 2002, subject to a determination that the Recapitalization Agreement is enforceable. The determination of enforceability has been reduced to two claims. On April 15, 2004, the Court ruled that it was going to dismiss all but one of the eleven counterclaims filed by Adelphia and Century. The sole remaining counterclaim alleges that the Registrant aided and abetted a breach of fiduciary duty by the Rigas family members against Adelphia and Century. The Court also stated that it was going to dismiss all but one of the twelve counterclaims by the Venture, leaving only a claim for constructive fraudulent conveyance to be further developed through discovery. The litigation as to these remaining issues is continuing; however, it is difficult to predict when this lawsuit may be finally resolved.

(b)      Bankruptcy Claims Against Adelphia, Century and the Venture
         -----------------------------------------------------------

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

     On August 9, 2005, the Venture filed a Plan of Reorganization and related Disclosure Statement; a hearing to approve the Disclosure Statement is scheduled for August 18, 2005.

(c)          Related Matters
             ---------------

     The Partnership had been seeking to market the ownership interests in the Venture to potential third-party purchasers and on June 3, 2005, the Partnership and Century entered into the Interest Acquisition Agreement described in Item 5 below, pursuant to which, subject to the terms and conditions of the Agreement, the Partnership and Century will sell their interests in the Venture to a newly-formed Puerto Rico limited liability company of which MidOcean Partners, L.P., Crestview Partners and other investors will be the owners as of the closing date.

     For the three and six months ended July 1, 2005, Registrant incurred approximately $1,048,000 and $2,078,000, respectively, for legal costs relating to the above legal proceedings. Cumulative legal costs related to such legal proceedings totaled approximately $9,023,000 through July 1, 2005.

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

Item 5.      Other Information.
             ------------------

     (a) On June 3, 2005, the Partnership and Century entered into an Interest Acquisition Agreement (the "Agreement") among the Partnership, Century, the Venture, Century-ML Cable Corp. ("C-ML Cable Corp.") and San Juan Cable LLC (the "Buyer") pursuant to which, subject to the terms and conditions of the Agreement, the Partnership and Century will sell their interests (the "Interests") in the Venture to the Buyer, a newly-formed Puerto Rico limited liability company of which MidOcean Partners, L.P., Crestview Partners and other investors will be the members as of the closing date. The Partnership and Century each own 50% of the Venture and C-ML Cable Corp. is a wholly-owned subsidiary of the Joint Venture.

     The base purchase price for the Interests is $520,000,000, subject to increase by the amount of the Working Capital (as defined in the Agreement) of the Venture and C-ML Cable Corp. as of the closing date. The purchase price may also be decreased if the Operating Cash Flow (as defined in the Agreement) of the Systems for the 12 months prior to the closing date is less than specified amounts or if the number of Equivalent Subscribers (as defined in the Agreement) of the Systems as of the closing date is less than specified amounts, in each case depending on the exact closing date. Certain liabilities are excluded from the sale, and the Venture and Century-ML Cable Corp. are required to perform certain obligations prior to the closing at their expense, including completion of the pending rebuild of the Systems.

     MidOcean Partners, L.P. ("MidOcean") is a New York and London-based private equity firm and Crestview Partners ("Crestview") is a New York based private equity firm. MidOcean and Crestview are not parties to the Agreement, but have agreed with the Buyer (but not with the Partnership or Century) to provide to the Buyer the equity required to consummate the acquisition of the Interests, provided certain conditions are satisfied, including a group of banks providing the required financing to the Buyer pursuant to commitment letters entered into between the banks and the Buyer.

     Consummation of the sale is subject to numerous conditions, including, among others, approval by the Bankruptcy Court in the Chapter 11 bankruptcy of the Venture and confirmation of a Plan of Reorganization of the Venture, approval by the Puerto Rico Telecommunications Regulatory Board (including an extension of the franchises for the Systems through 2015), approval by the Federal Communications Commission, receipt of consents to the sale of the Venture interests under certain material contracts, including the Systems' pole attachment agreements, delivery of audited financials of the Venture and C-ML Cable Corp. for years 2001-2004 meeting certain requirements, the bank financing referred to above being provided to the Buyer, and no material adverse change in the business or financial condition of the Venture and C-ML Cable Corp. prior to the closing. The closing is not expected to occur prior to the fourth quarter of 2005. There can be no assurance that the conditions to the closing under the Agreement will be satisfied or that the closing will occur.

     At the closing, $25,000,000 of the purchase price will be deposited into an Indemnity Escrow Account to indemnify the Buyer against any misrepresentation or breach of warranty, covenant or agreement by the Venture and C-ML Cable Corp. and $13,500,000 of the purchase price will be deferred and subject to offset to the extent of any additional tax liabilities of the Venture or C-ML Cable Corp. through the closing date.

     The proceeds of the sale of the Interests will be held in escrow pending the resolution of the litigations referred to in Part II, Item 1, and can be released only upon order of the Bankruptcy Court.

     In the Agreement, Century, the Partnership and the Venture have agreed not to solicit, initiate or participate in negotiations with respect to a sale of the Interests or the assets of the Venture and C-ML Cable Corp. (with a fiduciary exception only in favor of Century) so that there will be no bankruptcy auction of the Interests, and that the Buyer will be entitled to an expense reimbursement and break-up fee under certain circumstances. Such "no shop" and break-up fee and/or expense reimbursement provisions were subject to Bankruptcy Court approval. On June 20, 2005, the Bankruptcy Court entered an order authorizing the break-up fee and/or expense reimbursement and the no shop provisions set forth in the Agreement.

     Pending the closing under the Agreement, Century will continue to manage the Venture and C-ML Cable Corp. pursuant to the Amended and Restated Joint Venture Agreement and Management Agreement. The litigations between the Partnership and Century, Adelphia and Highland relating to the breach of the Recapitalization Agreement and the proofs of claim filed by the Venture and the Partnership against Adelphia in its Chapter 11 proceeding will continue.

     (b) For the reasons stated below, the Partnership's consolidated financial statements for the quarterly periods ended June 25, 2004 and July 1, 2005 have been omitted from Part I, Item 1 of this report. Accordingly, information derived from the financial statements that otherwise would be included in Items 2 and 3 of Part I are also omitted.

     Financial statements for the fiscal years ended December 31, 1999 and December 25, 1998 were filed on May 3, 2000 with the Partnership's annual report on Form 10-K for the year ended December 31, 1999.

     The financial statements of C-ML Cable, the joint venture between the Partnership and Adelphia that owns cable television systems in Puerto Rico, are a material component of the Partnership's financial statements. Under the terms of the joint venture agreement relating to C-ML Cable, Adelphia has the responsibility for maintaining the books and records of the joint venture. Although Adelphia had previously furnished to the Partnership audited financial statements of C-ML Cable for the year ended December 31, 2000, the Partnership has raised questions with respect to certain items in those financial statements, as reported in the Partnership's Form 10-Q for the quarter ended September 29, 2000. The Partnership has not received satisfactory responses from Adelphia with respect to such questions, and accordingly, has been unable to prepare financial statements for the years ended December 29, 2000, December 28, 2001, December 27, 2002, December 26, 2003, and December 31, 2004. In addition, as a result of the recent events surrounding Adelphia as described above, Deloitte & Touche LLP, the auditors for C-ML Cable, has retracted its audit of C-ML Cable for the years ended December 31, 1999, 2000 and 2001. In consideration of these circumstances, the Partnership has determined that it has been inappropriate and continues to be inappropriate at this time to file financial statements that rely on information contained in the financial statements of C-ML Cable for the years ended December 31, 2000 and 2001. Additionally, audited statements of C-ML Cable for the years ended December 31, 2002, 2003 and 2004 have not been released as of the date of this filing. The Partnership, therefore, is unable to prepare and include herewith, financial statements that rely on such financial information of C-ML Cable. C-ML Cable has retained PriceWaterhouseCoopers LLP to audit its financial statements for the years ending December 31, 2000, 2001, 2002, 2003 and 2004.

     (c) The Registrant has no executive officers or directors. Media Management Partners, a New York general partnership (the "General Partner"), is Registrant's sole general partner and manages the Registrant's affairs and has general responsibility and authority in all matters affecting its business. As a result, the Registrant must look to the directors of IMP Media Management, Inc. and ML Media Management Inc., the corporate general partners of the General Partner (or, in the case of RP Media Management, its corporate general partner), as fulfilling the role of the Registrant's board. The Registrant does not have in place procedures by which security holders may recommend nominees to the Registrant's board.

Item 6.       Exhibits.
              --------

     (a) The certifications required to be filed or furnished, respectively, with this report pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 have not been so filed or furnished herewith as a result of the matters discussed in Part II, Item 5.

     (b) Exhibit 10.1. The Interest Acquisition Agreement among the Partnership, Century, the Venture, C-ML Cable Corp. and San Juan Cable LLC dated June 3, 2005 is incorporated by reference to the Partnership's Current Report on Form 8-K dated June 20, 2005.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of August, 2005.

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