Form 10-Q
period 2005-09-30
ML MEDIA PARTNERS LP
filed 2005-11-14
CIK 785959

Items 1, 2 and 3 of Part I are omitted from this filing for the reasons described in Part II, Item 5.

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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


Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.

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

Item 1.       Legal Proceedings.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

Reference is made to Registrant's Current Report on Form 8-K dated October 31, 2005 for further information on the terms of the sale of the Interests. See Part II, Item 5.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
              ------------------------------------------------------------------

See Part II, Item 5.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.
             ----------------------------------------------------------

See Part II, Item 5.

Item 4.       Controls and Procedures.

ML Media Partners, L.P. ("Registrant") maintains disclosure controls and procedures designed to ensure that information required to be disclosed in Registrant's filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Registrant's chief executive officer and chief financial officer have evaluated, with the participation of Registrant's management, the effectiveness of Registrant's disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, Registrant's chief executive officer and chief financial officer concluded that Registrant's disclosure controls and procedures are effective. However, see Part II, Item 5, Other Information.

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

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

(a)          Litigation Against Adelphia Communications Corporation And Others

On October 31, 2005, Registrant and Century Communications Corporation ("Century", a subsidiary of Adelphia Communications Corporation ("Adelphia")) consummated the sale of their interests (the "Interests") in Century/ML Cable Venture (the "Venture") to San Juan Cable LLC (the "Buyer"), a newly-formed
Puerto Rico limited liability company owned by MidOcean Partners, L.P., Crestview Partners and other investors, pursuant to an Interest Acquisition Agreement among Registrant, Century, the Venture, Century-ML Cable Corp. ("C-ML Cable Corp.") and the Buyer. Registrant and Century each owned 50% of the Venture and C-ML Cable Corp. was a wholly-owned subsidiary of the Venture. The Venture, directly or through C-ML Cable Corp., owned and operated two cable television systems in Puerto Rico - (the "Systems"). Registrant's interest in the Venture had been its sole remaining operating interest in media properties. Reference is made to Registrant's Current Report on Form 8-K dated October 31, 2005 for further information on the terms of the sale of the Interests.

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

Century pledged its 50% interest in the Venture as security for Adelphia's obligation to consummate the purchase of Registrant's interest in the Venture if the Venture failed to redeem the interest. However, on June 10, 2002, Century filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York and, under bankruptcy law, Century's bankruptcy filing precluded Registrant from foreclosing on Century's 50% interest.

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

Registrant amended its complaint to add Century as a defendant as well, and seeks damages for breach of the Recapitalization Agreement from all four defendants (the Venture, Adelphia, Century and Highland). Adelphia, Century and the Venture filed counterclaims against Registrant alleging, among other things, that the Recapitalization Agreement was an invalid fraudulent conveyance and that Registrant aided and abetted a breach of fiduciary duty by certain members of the Rigas family in entering into the Recapitalization Agreement.

On June 21, 2002, the Bankruptcy Judge permitted Registrant to withdraw the $10 million that had been deposited in escrow by Highland as security for Highland's, Adelphia's and the Venture's performance of their obligations under the Recapitalization Agreement. Both Adelphia and Highland have filed counterclaims against the Registrant seeking the return of those funds.

The Court has ruled that the Venture, Adelphia, Century and Highland defaulted in their obligations to pay the purchase price set under the Recapitalization Agreement to Registrant by no later than September 30, 2002, subject to a determination that the Recapitalization Agreement is enforceable. The determination of enforceability has been reduced to two claims. On April 15, 2004, the Court ruled that it was going to dismiss all but one of the eleven counterclaims filed by Adelphia and Century. The sole remaining counterclaim alleges that Registrant aided and abetted a breach of fiduciary duty by the Rigas family members against Adelphia and Century. The Court also stated that it was going to dismiss all but one of the twelve counterclaims by the Venture, leaving only a claim for constructive fraudulent conveyance to be further developed through discovery. The litigation as to these remaining issues is continuing and a trial is currently anticipated to occur in the first half of 2006, but it is difficult to predict when this lawsuit may be finally resolved.

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

On September 7, 2005, the Bankruptcy Court for the Southern District of New York confirmed the Plan of Reorganization (the "Plan") of the Venture, which contemplated the sale of the Interests in the Venture to the Buyer. The Plan of Reorganization of the Venture became effective upon consummation of the sale of the Interests on October 31, 2005. Registrant's claim against the Venture for breach of the Recapitalization Agreement will be determined by the Bankruptcy Court. Also on September 7, 2005, Registrant and Century entered into an Estate Administration Agreement, providing for the administration of the estate of the Venture after the closing of the sale of the Interests in the Venture to the Buyer.

For the three months and nine months ended September 30, 2005, Registrant incurred approximately $984,000 and $3,062,000, respectively, for legal costs relating to the above legal proceedings. Cumulative legal costs related to such legal proceedings totaled approximately $10,007,000 through September 30, 2005.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.      Defaults Upon Senior Securities.

Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the period covered by this report.

Item 5.      Other Information.


(a) Reference is made to Registrant's Current Report on Form 8-K dated October 31, 2005 for further information on the terms of the sale of the Interests.

(b) For the reasons stated below, Registrant's consolidated financial statements for the quarterly periods ended September 24, 2004 and September 30, 2005 have been omitted from Part I, Item 1 of this report. Accordingly, information derived from the financial statements that otherwise would be included in Items 2 and 3 of Part I is also omitted.

Financial statements for the fiscal years ended December 31, 1999 and December 25, 1998 were filed on May 3, 2000 with Registrant's annual report on Form 10-K for the year ended December 31, 1999.

The financial statements of the Venture are a material component of Registrant's financial statements. Under the terms of the joint venture agreement relating to the Venture, Adelphia had the responsibility for maintaining the books and records of the joint venture. Although Adelphia had previously furnished to Registrant audited financial statements of the Venture for the year ended December 31, 2000, Registrant had raised questions with respect to certain items in those financial statements, as reported in Registrant's Form 10-Q for the quarter ended September 29, 2000. Registrant had not received satisfactory responses from Adelphia with respect to such questions, and accordingly, had been unable to prepare financial statements for the years ended December 29, 2000, December 28, 2001, December 27, 2002, December 26, 2003, and December 31, 2004. In addition, as a result of the recent events surrounding Adelphia as described above, Deloitte & Touche LLP, the auditors for the Venture during this time period, has retracted its audit of the Venture for the years ended December 31, 1999, 2000 and 2001.

In connection with the sale of Interests in the Venture described above, the Venture retained PricewaterhouseCoopers LLP to audit the Venture for the years ending December 31, 2000, 2001, 2002, 2003 and 2004, which audited financial statements were received by Registrant on October 13, 2005. Registrant has recently received financial information from the Venture for the period ended September 30, 2005. Registrant is currently assessing its ability to prepare and file its financial statements.

(c) Registrant has no executive officers or directors. Media Management Partners, a New York general partnership (the "General Partner"), is
Registrant's sole general partner and manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. As a result, Registrant must look to the directors of IMP Media Management, Inc. and ML Media Management Inc., the corporate general partners of the General Partner (or, in the case of RP Media Management, its corporate general partner), as fulfilling the role of Registrant's board. Registrant does not have in place procedures by which security holders may recommend nominees to Registrant's board.

Item 6.       Exhibits.
              --------

(a) The certifications required to be filed or furnished, respectively, with this report pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 have not been so filed or furnished herewith as a result of the matters discussed in Part II, Item 5.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November, 2005.

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