Form 10-K
period 2005-12-30
ML MEDIA PARTNERS LP
filed 2006-03-30
CIK 785959

Items 8 and 15(a) (1) and (2) and corresponding references in Items 1, 6, 7 and 7A are omitted from this filing for the reasons described in Item 15.



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 30, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  _____ No  __X__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  _____ No  __X__

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  _____ No  __X__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.__X__

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check
One):

Large Accelerated Filer  ___  Accelerated Filer ___  Non-Accelerated Filer __X__

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  _____ No  __X__


     As of March 1, 2006, 187,061 units of limited partnership interest ("Units") were held by non-affiliates of the registrant. There is no established public trading market for such Units.

                                     Part I

Item 1.   Business.
          --------

Formation

     ML Media Partners, L.P. (the "Registrant" or the "Partnership"), a Delaware limited partnership, was organized on February 1, 1985. Media Management Partners, a New York general partnership (the "General Partner"), is Registrant's sole general partner. The General Partner is a joint venture, organized as a general partnership under New York law, between RP Media Management ("RPMM") and ML Media Management Inc. ("MLMM"). MLMM, a Delaware corporation, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. and an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"). RPMM was organized as a general partnership under New York law, consisting of The Elton H. Rule Company and IMP Media Management Inc. As a result of the death of Elton H. Rule, the owner of The Elton H. Rule Company, the general partner interest of The Elton H. Rule Company was acquired by IMP Media Management Inc., a corporation controlled by I. Martin Pompadur and a corporation wholly-owned by I. Martin Pompadur. The General Partner was formed for the purpose of acting as general partner of Registrant.

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

Century/ML Cable Venture

     On October 31, 2005, Registrant completed the sale of its interests in Century/ML Cable Venture (the "Venture"), its last media investment, as discussed below.

     On October 31, 2005, Registrant and Century Communications Corporation ("Century", a subsidiary of Adelphia Communications Corporation ("Adelphia")) consummated the sale of their interests (the "Interests") in the Venture to San Juan Cable LLC (the "Buyer"), a newly-formed Puerto Rico limited liability company owned by MidOcean Partners, L.P., Crestview Partners and other investors, pursuant to an Interest Acquisition Agreement among Registrant, Century, the Venture, Century-ML Cable Corp. ("C-ML Cable Corp.") and the Buyer. Registrant and Century each owned 50% of the Venture and C-ML Cable Corp. was a wholly-owned subsidiary of the Venture. The Venture, directly or through C-ML Cable Corp., owned and operated two cable television systems in Puerto Rico (the "Systems"). Registrant's interest in the Venture had been its sole remaining operating interest in media properties.

     The base purchase price for the Interests was $520,000,000, increased by the amount of the Working Capital (as defined in the Agreement) of the Venture and C-ML Cable Corp. as of the closing date. The Partnership's estimate of Working Capital as of the closing date was approximately $82,700,000. The base purchase price is subject to adjustments if certain minimum subscriber and operating cash flow targets are not met. The Partnership initially determined that there should be no such adjustments. The Buyer has now asserted that both Working Capital and operating cash flow were substantially less than the amounts previously determined by the Partnership, and as a result the purchase price should be substantially reduced. The Partnership strongly disputes most of the Buyer's claims with respect to the Working Capital and the operating cash flow, and the actual Working Capital and the actual operating cash flow will be determined by agreement among the Partnership, Century and the Buyer, or if they are unable to agree, by an independent accounting firm. In addition, certain liabilities of the Venture and C-ML Cable Corp. were excluded from the sale, including a substantial inter-company payable to Century, the amount of which is the subject of a dispute between the Partnership and Century.

     At the closing, $25,000,000 of the purchase price was deposited into an Indemnity Escrow Account to indemnify the Buyer against any misrepresentation or breach of warranty, covenant or agreement by the Venture and C-ML Cable Corp. in the Agreement, and $13,500,000 of the purchase price was deferred and will be subject to offset to the extent of any additional tax liabilities of the Venture or C-ML Cable Corp. through the closing date.

     From the net proceeds of the sale of the Interests, approximately $35,600,000 was deposited into a Plan Funding Reserve, required pursuant to the Plan of Reorganization of the Venture, to satisfy known and contingent liabilities of the Venture excluded from the sale (other than the inter-company payable to Century referred to above). All of the remaining net proceeds of the sale of the Interests are being held in a Bankruptcy Court mandated escrow pending the resolution of the litigations referred to below, and, as stated above, can be released only upon order of the Bankruptcy Court. With the approval of the Bankruptcy Court, $10,000,000 has been distributed to each of the Partnership and Adelphia ($5,000,000 each from the Plan Funding Reserve and $5,000,000 each from the sales proceeds escrow). A portion of the amount distributed to the Partnership was used to pay sale and related expenses and the balance is being held to pay expenses of the litigations described below.

     The actual amount available for distribution to the partners of the Partnership from the sale of the Interests will depend on resolution of the dispute with the Buyer with respect to Working Capital and operating cash flow and the various contingencies and the result of the litigations described herein.

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

     The Court has ruled that the Venture, Adelphia, Century and Highland defaulted in their obligations to pay the purchase price set under the Recapitalization Agreement to Registrant by no later than September 30, 2002, subject to a determination that the Recapitalization Agreement is enforceable. The determination of enforceability has been reduced to two claims. On April 15, 2004, the Court ruled that it was going to dismiss all but one of the then pending counterclaims asserted by Adelphia and Century. That counterclaim alleges that Registrant aided and abetted a breach of fiduciary duty by the Rigas family members against Adelphia and Century. The Court stated that it was going to dismiss all but one of the twelve counterclaims by the Venture, leaving only a claim for constructive fraudulent conveyance to be further developed through discovery, which claim was recently withdrawn by Adelphia. Adelphia recently amended its counterclaims to add three additional counterclaims, including two additional claims of aiding and abetting a breach of fiduciary duty and a claim that the Recapitalization Agreement is void as an "interested director" transaction under Delaware law. The litigation as to these remaining issues is continuing and a trial is scheduled to commence on June 26, 2006, but it is difficult to predict when this lawsuit may be finally resolved.

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

     On September 7, 2005, the Bankruptcy Court for the Southern District of New York confirmed the Plan of Reorganization (the "Plan") of the Venture, which contemplated the sale of the Interests in the Venture to the Buyer. The Plan became effective upon consummation of the sale of the Interests on October 31, 2005. Registrant's claim against the Venture for breach of the Recapitalization Agreement will be determined by the Bankruptcy Court. Also on September 7, 2005, Registrant and Century entered into an Estate Administration Agreement, providing for the administration of the estate of the Venture after the closing of the sale of the Interests in the Venture to the Buyer.

Liquidated Media Properties - Reserves

     As of December 30, 2005, the Partnership held aggregate cash reserves to cover operating liabilities and litigation contingencies relating to the sale of the California Cable Systems, WEBE-FM and WICC-AM, WQAL-FM and the Anaheim Stations of approximately $6,650,000.


Employees

Registrant does not have any employees.

Competition

     The Partnership sold its last media property during 2005 and will not acquire any additional properties.

Available Information

     The Registrant does not have an internet address. However, the Registrant will provide free of charge, upon written request, a copy of its paper filings to the Securities and Exchange Commission. Such requests should be directed to ML Media Partners, L.P., 101 Hudson Street, Jersey City, NJ 07302, Attn:
Ignathea Barrett.

Item 1.A.         Risk Factors

     Set forth below are the risks that we believe are material to limited partners of the Registrant.

     Litigation against Adelphia and others and related bankruptcy proceedings will result in substantial costs and may delay the liquidation of the Registrant.

     As described in greater detail elsewhere in this annual report on Form 10-K, the Registrant filed a lawsuit against the Venture, Adelphia, Highland and Century, seeking specific performance of the Recapitalization Agreement and compensatory and punitive damages for breach by the defendants, including, but not limited to, payment of the full purchase price of $279.8 million for the Registrant's interest in the Venture. Adelphia, Century and the Venture filed counterclaims against the Registrant alleging, among other things, that the Recapitalization Agreement was an invalid fraudulent conveyance and that the Registrant aided and abetted a breach of fiduciary duty by certain members of the Rigas family in entering into the Recapitalization Agreement. These matters were eventually removed to the United States Bankruptcy Court for the Southern District of New York. The Court has ruled that the Venture, Adelphia, Century and Highland defaulted in their obligations to pay the purchase price set under the Recapitalization Agreement to the Registrant by no later than September 30, 2002, subject to a determination that the Recapitalization Agreement is enforceable. The determination of enforceability has been reduced to two claims. On April 15, 2004, the Court ruled that it was going to dismiss all but one of the then pending counterclaims asserted by Adelphia and Century. That counterclaim alleges that the Registrant aided and abetted a breach of fiduciary duty by the Rigas family members against Adelphia and Century. The Court stated that it was going to dismiss all but one of the twelve counterclaims by the Venture, leaving only a claim for constructive fraudulent conveyance to be further developed through discovery, which claim was recently withdrawn by Adelphia. Adelphia recently amended its counterclaims to add three additional counterclaims, including two additional claims of aiding and abetting a breach of fiduciary duty and a claim that the Recapitalization Agreement is void as an "interested director" transaction under Delaware law. The litigation as to these remaining issues is continuing and a trial is scheduled to commence on June 26, 2006, but it is difficult to predict when this lawsuit may be finally resolved.

     Also as described in greater detail elsewhere in this annual report on Form 10-K, the Registrant has filed claims in the Chapter 11 bankruptcy cases of Adelphia and Century, including its claim for breach of the Recapitalization Agreement, its secured claim against Century for breach of the Recapitalization Agreement, and other claims based on Adelphia's breaches of the management provisions of the joint venture agreement between the Registrant and Century and breach of fiduciary duty. The Venture separately has filed its own claims against Adelphia and Century. Because the Venture was also placed into Chapter 11 bankruptcy by Adelphia, creditors of the Venture also had to file claims against the Venture. On January 15, 2004, the Registrant filed a claim against the Venture for breach of the Recapitalization Agreement.

     On September 7, 2005, the Bankruptcy Court for the Southern District of New York confirmed the Plan of Reorganization (the "Plan") of the Venture, which contemplated the sale of the Interests in the Venture to the Buyer (as defined below). The Plan became effective upon consummation of the sale of the Interests on October 31, 2005 and the sale of the Interests was consummated, as described below. The Registrant's claim against the Venture for breach of the Recapitalization Agreement will be determined by the Bankruptcy Court. Also on September 7, 2005, the Registrant and Century entered into an Estate Administration Agreement, providing for the administration of the estate of the Venture after the closing of the sale of the Interests in the Venture to the Buyer.

     Until these matters are resolved, the Registrant is unable to predict the timing of its ultimate liquidation.

     The net proceeds to be received by the Registrant from the sale of the Venture and the timing of the distribution of such proceeds to limited partners are uncertain.

     On October 31, 2005, the Registrant and Century consummated the sale of their Interests in the Venture, the Registrant's sole remaining operating investment in media properties, to San Juan Cable LLC (the "Buyer"), a newly-formed Puerto Rico limited liability company owned by MidOcean Partners, L.P., Crestview Partners and other investors, pursuant to an Interest
Acquisition Agreement (the "Agreement") among the Registrant, Century, the Venture, C-ML Cable Corp. and the Buyer. The base purchase price for the interests in the Venture was $520,000,000, increased by the amount of the Working Capital (as defined in the Agreement) of the Venture and C-ML Cable Corp. as of the closing date. The Registrant's estimate of Working Capital as of the closing date was approximately $82,700,000. The base purchase price is subject to adjustments if certain minimum subscriber and operating cash flow targets are not met. The Registrant initially determined that there should be no such adjustments. The Buyer has now asserted that both Working Capital and operating cash flow were substantially less than the amounts determined by the Registrant, and as a result the purchase price should be substantially reduced. The Registrant strongly disputes most of the Buyer's claim with respect to the Working Capital and the operating cash flow, and the actual Working Capital and the actual operating cash flow will be determined by agreement among the Registrant, Century and the Buyer, or if they are unable to agree, by an independent accounting firm. In addition, certain liabilities of the Venture and C-ML Cable Corp. were excluded from the sale, including a substantial inter-company payable to Century, the amount of which is the subject of a dispute between the Registrant and Century.

     At the closing, $25,000,000 of the purchase price was deposited into an Indemnity Escrow Account to indemnify the Buyer against any misrepresentation or breach of warranty, covenant or agreement by the Venture and C-ML Cable Corp. in the Agreement, and $13,500,000 of the purchase price was deferred and will be subject to offset to the extent of any additional tax liabilities of the Venture or C-ML Cable Corp. through the closing date.

     From the net proceeds of the sale of the Interests, approximately $35,600,000 was deposited into a Plan Funding Reserve, required pursuant to the Plan of Reorganization of the Venture, to satisfy known and contingent liabilities of the Venture excluded from the sale (other than the inter-company payable to Century referred to above). All of the remaining net proceeds of the sale of the Interests are being held in a Bankruptcy Court mandated escrow pending the resolution of the litigations described above, and, as stated above, can be released only upon order of the Bankruptcy Court. With the approval of the Bankruptcy Court, $10,000,000 has been distributed to each of the Registrant and Adelphia ($5,000,000 each from the Plan Funding Reserve and $5,000,000 each from the sales proceeds escrow). A portion of the amount distributed to the Registrant was used to pay sale and related expenses and the balance is being held to pay expenses of the litigations described elsewhere. The actual amount available for distribution to the partners of the Registrant from the sale of the Interests will depend on the resolution of the dispute with the Buyer with respect to Working Capital and operating cash flow and the various contingencies and the result of the litigations described herein.

         Limited partners may be unable to sell, assign or transfer their Units.

     Limited partnership interests are generally illiquid and there is no established trading market for the Units. Privately negotiated sales, sales through intermediaries and tender offers currently are the primary means available to a limited partner to liquidate an investment of Units because the Units are not listed or traded on any exchange or quoted on any NASDAQ list or system. The partnership agreement of the Registrant contains restrictions on the transferability of Units, and the transferability of Units may be affected by restrictions on resales imposed by the laws of some states. In order to avoid the adverse tax consequences of being treated as a corporation for Federal income tax purposes, the Registrant maintains a policy of limiting transfers of Units in any taxable year to no more than 4.8% of all issued and outstanding
Units. In addition, the sale or transfer of Units may have adverse Federal income tax consequences to the transferor.

Item 1.B.         Unresolved Staff Comments

     We have not received any comments from the Securities and Exchange Commission that remain unresolved.

Item 2.   Properties

     The Partnership sold its last media property during 2005 and does not own or lease properties.


     The offices of RPMM and MLMM are located at 150 E. 52nd Street, 21st Floor, New York, New York 10022 and at Four World Financial Center - 23rd Floor, New York, New York 10080, respectively.

Item 3.   Legal Proceedings

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

     The Court has ruled that the Venture, Adelphia, Century and Highland defaulted in their obligations to pay the purchase price set under the Recapitalization Agreement to Registrant by no later than September 30, 2002, subject to a determination that the Recapitalization Agreement is enforceable. The determination of enforceability has been reduced to two claims. On April 15, 2004, the Court ruled that it was going to dismiss all but one of the then pending counterclaims asserted by Adelphia and Century. That counterclaim alleges that Registrant aided and abetted a breach of fiduciary duty by the Rigas family members against Adelphia and Century. The Court also stated that it was going to dismiss all but one of the twelve counterclaims by the Venture, leaving only a claim for constructive fraudulent conveyance to be further developed through discovery, which claim was recently withdrawn by Adelphia. Adelphia recently amended its counterclaims to add three additional counterclaims, including two additional claims of aiding and abetting a breach of fiduciary duty and a claim that the Recapitalization Agreement is void as an "interested director" transaction under Delaware law. The litigation as to these remaining issues is continuing and a trial is scheduled to commence on June 26, 2006, but it is difficult to predict when this lawsuit may be finally resolved.

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


     For the years ended December 30, 2005, December 31, 2004 and December 26, 2003, Registrant incurred costs relating to the above legal proceedings, including legal fees, accounting fees, expert fees and other costs of $5,698,000, $2,207,000 and $2,385,000, respectively. Cumulatively, the legal costs related to such proceedings totaled approximately $12,642,000 through December 30, 2005.

Registrant is not aware of any other material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

There were no matters which required a vote of the limited partners of Registrant during the fiscal year covered by this report.





                                     Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
           --------------------------------------------------------_------------

     An established public market for Registrant's Units does not now exist, and it is not anticipated that such a market will develop in the future. Accordingly, accurate information as to the market value of a Unit at any given date is not available.

As of March 1, 2006, the number of owners of Units was approximately 9,780.

     Registrant does not distribute dividends, but rather distributes Distributable Cash from Operations, Distributable Refinancing Proceeds, and Distributable Sale Proceeds, to the extent available. No distributions were made to partners during the fiscal years ended December 30, 2005 and December 31, 2004.

Registrant made no sales or purchases of Units during the fiscal year ended December 30, 2005.

Item 6.       Selected Financial Data

See note in Item 15

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
              ------------------------------------------------------------------

See note in Item 15

Item 7A.      Quantitative and Qualitative Disclosure about Market Risk

See note in Item 15

Item 8.       Financial Statement and Supplemental Data

See note in Item 15

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
              ------------------------------------------------------------------

None.

Item 9A.      Controls and Procedures

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

                                            Served in Present
                                                Capacity
Name                                            Since (1)                Position Held
------------------------------------------------------------------------------------------
RP Media Management (the "Management Company"):
-----------------------------------------------

I.Martin Pompadur                               1/01/86                President,Chief Executive Officer,
                                                                       Chief Operating Officer, Secretary
                                                                       and Director

Elizabeth McNey Yates                           4/01/88                Executive Vice President



ML Media Management Inc. ("MLMM"):

George A. Bitar                                 1/31/05                President

                                               10/18/02                Director

                                   10/18/02 through 1/30/05            Vice President

Robert F. End                                        4/1/05            Vice President and Director

Jeffrey Meshberg                                     4/1/05            Vice President, Treasurer and Director

Angel L. Morales                                   10/24/03            Vice President and Director

William G. Hauk                                    11/5/04             Vice President and Assistant Treasurer

     (1) Directors hold office until their successors are elected and qualified. All executive officers serve at the pleasure of the Board of Directors.

     I. Martin Pompadur, 70, Director and President of RP Media Management. Mr. Pompadur is an Executive Vice President of News Corporation and President of News Corporation-Eastern and Central Europe and a member of News Corporation's Executive Management Committee. Mr. Pompadur is also Chairman of News Corporation Europe. Mr. Pompadur is a principal owner, member of the Board of Directors and Secretary of Caribbean International News Corporation ("Caribbean"). Caribbean owns and publishes EL Vocero, the largest Spanish language daily newspaper in the United States. Mr. Pompadur sits on the Boards of Directors of the following companies: BskyB, Stream, Metromedia International, Premiere World, Kirch Media, Linkshare, News Out of Home B.V., Balkan Bulgarian, Nexstar and RP Coffee Ventures.

     Elizabeth McNey Yates, 42, Executive Vice President of RP Media Management, joined RP Companies Inc., an entity controlled by Mr. Pompadur, in March 1988 and has senior executive responsibilities in the areas of finance, operations, administration, acquisitions and dispositions. Ms. Yates is Chief Operating Officer and Executive Vice President of RP Companies, Inc.


     George A. Bitar, 41, is a Managing Director in the Merrill Lynch Global Private Equity Division where he serves as Co-Head of the U.S. Region, and a Managing Director in Merrill Lynch Global Partners, Inc., the Manager of ML Global Private Equity Fund, L.P., a proprietary private equity fund. Prior to joining the Global Private Equity Division, Mr. Bitar was a Vice President in the High Yield Finance and Restructuring Group of Merrill Lynch & Co., Inc. or "Merrill Lynch", where he worked for four years. Mr. Bitar joined Merrill Lynch in 1990. Mr. Bitar sits on the Board of Directors of the The Hertz Corporation.

     Robert F. End, 50, has been, since rejoining Merrill Lynch in 2004, a Managing Director in the Merrill Lynch Global Private Equity - Division where he serves as Co-Head of the U.S. Region, and a Managing Director in Merrill Lynch Global Partners, Inc., the Manager of ML Global Private Equity Fund, L.P., a proprietary private equity fund. Previously, Mr. End was a founding Partner and Director of Stonington Partners Inc., a private equity firm established in 1994. Prior to leaving Merrill Lynch in 1994, Mr. End was a Managing Director of Merrill Lynch Capital Partners, the firm's private equity group. Mr. End joined Merrill Lynch in 1986 and worked in the Investment Banking Division before joining the private equity group in 1989. Mr. End sits on the Board of Directors of the The Hertz Corporation.

     Jeffrey A. Meshberg, 44, is a First Vice President and Chief Financial Officer of the Merrill Lynch Global Private Equity Division. He joined Merrill Lynch in 1991 and has had numerous finance roles in the Chief Financial Officer Division of Merrill Lynch.

     Angel L. Morales, 32, is a Director in the Merrill Lynch Global Private Equity Division. His responsibilities include sourcing, structuring, executing and monitoring investments for several Merrill Lynch private equity initiatives. Mr. Morales joined Merrill Lynch in 1996.

     William G. Hauk, 36, is a Vice President in the Merrill Lynch Finance Private Equity group supporting the global business. He joined Merrill Lynch in 2000. Mr. Hauk's responsibilities include controllership and financial management functions for certain partnerships and other entities for which subsidiaries of Merrill Lynch are the general partner or manager.

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

The current members of the Investment Committee are as follows:

         RPMM Representative                MLMM Representatives
         -------------------                --------------------
         I. Martin Pompadur                          George A. Bitar
                                                     Robert F. End
                                                     Jeffrey A. Meshberg
                                                     Angel L. Morales

Audit Committee Financial Expert

     As noted above, the Registrant has no executive officers or directors. The General Partner manages the Registrant's affairs and has general responsibility and authority in all matters affecting its business. As a result, the Registrant does not have an audit committee, and must look to the directors of IMP Media Management, Inc. and ML Media Management Inc., the corporate general partners of the General Partner (or in the case of RP Media Management, its corporate general partner), as fulfilling the role of the Registrant's audit committee. The members of such audit committee have determined that such audit committee does not have an audit committee financial expert serving on the audit committee. However, the members of the audit committee, after considering all the factors that they deem relevant, including the experience and business backgrounds of its members, have determined that as a group they have the attributes necessary to provide appropriate oversight in connection with the preparation of the Registrant's financial statements. For the reasons stated in
Item 15, the Registrant's consolidated financial statements for the years ended December 30, 2005, December 31, 2004 and December 26, 2003 have been omitted from this report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     As of March 1, 2006, Smithtown Bay, LLC, and affiliates, having the mailing address 601 Carlson Parkway, Suite 200, Minnetonka, Minnesota, 55305, is the owner of 17,342 Units, representing approximately 9.22% of all such Units. As of March 1, 2006, Madison Liquidity Investors, LLC, and affiliates, having the mailing address of 6143 South Willow Drive, Suite 200, Englewood Village, CO 80111, and 4210 Shawnee Mission Parkway, Suite 310A, Fairway, KS 66205, is the owner of 21,399 Units, representing approximately 11.38% of all such Units. As of March 1, 2006, no persons or entities, other than Smithtown Bay, LLC and Madison Liquidity Investors, LLC and their respective affiliates, were known by Registrant to be the beneficial owner of more than five percent of the Units.

     To the knowledge of the General Partner, as of March 1, 2006, the officers and directors of the General Partner in aggregate own less than 1% of the outstanding common stock of Merrill Lynch & Co., Inc.

Registrant has not established any equity compensation plans.

Item 13.   Certain Relationships and Related Transactions

     During the three years ended December 30, 2005, the Partnership incurred or accrued the following expenses in connection with services provided by the General Partner and its affiliates:

                                                        2005                  2004                      2003
                                                  --------------         --------------          ---------------
Partnership Management Fee                        $      557,980         $      557,980          $       557,980
Property Management Fee                                  483,300                506,264                  506,264
Reimbursement of Operating Expenses                      830,527                836,559                  840,067
                                                  --------------         --------------          ---------------
                                                  $    1,871,807         $    1,900,803          $     1,904,311
                                                  ==============         ==============          ===============

Item 14.      Principal Accounting Fees and Services

     During the fiscal years ended December 30, 2005 and December 31, 2004, the Partnership incurred the following costs relating to accounting fees and services:

                                       2005                  2004
Audit Fees                          $    0                $    0
Audit-Related Fees                       0                     0
Tax Fees                            32,500                31,000
All Other Fees                           0                     0



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


                                     Part IV

Item 15.        Exhibits and Financial Statement Schedules

     For the reasons stated below, the Partnership's consolidated financial statements for the years ended December 30, 2005, December 31, 2004 and December 26, 2003 have been omitted from this report. Accordingly, information derived from the financial statements that would otherwise be included in items 1, 6, 7, 7A, 8 and 15 are also omitted.

     Financial statements for the fiscal years ended December 31, 1999 and December 25, 1998 were filed on May 3, 2000 with the Partnership's annual report on Form 10-K for the year ended December 31, 1999.

     The financial statements of the Venture are a material component of the Partnership's financial statements. Under the terms of the joint venture agreement relating to the Venture, Adelphia had the responsibility for maintaining the books and records of the Venture. Although Adelphia had previously furnished to the Partnership audited financial statements of the
Venture for the year ended December 31, 2000, the Partnership had raised questions with respect to certain items in those financial statements, as reported in the Partnership's Form 10-Q for the quarter ended September 29, 2000. The Partnership had not received satisfactory responses from Adelphia with respect to such questions, and, accordingly, had been unable to prepare financial statements for the years ended December 29, 2000, December 28, 2001, December 27, 2002, December 26, 2003 and December 31, 2004. In addition, as a result of the recent events surrounding Adelphia as described above, Deloitte & Touche LLP ("D&T"), the auditors for the Venture during this time period, retracted its audit of the Venture for the years ended December 31, 1999, 2000 and 2001.

     On March 24, 2006, D&T informed the Partnership that due to ongoing litigation between D&T and Adelphia, D&T would not be in a position to serve as the Partnership's independent auditors, and that it was resigning effective immediately. D&T has not completed an audit or issued a report on any financial statements of the Partnership since its audit of the Partnership's financial statements for the year ended December 31, 1999 on which it issued its report dated March 27, 2000. As noted above, D&T previously served as the independent auditors for the Venture until June 14, 2002, when it resigned and withdrew its report on the Venture's financial statements for the years ended 1999, 2000 and 2001. Reference is made to the Partnership's current report on Form 8-K dated March 24, 2006 for further information on D&T's resignation.

     In connection with the sale of Interests in the Venture described above, the Venture retained PricewaterhouseCoopers LLP to audit the Venture for the years ending December 31, 2000, 2001, 2002, 2003 and 2004, which audited financial statements were received by the Partnership on October 13, 2005. The Partnership has recently received financial information from the Venture for the period ended September 30, 2005. The Partnership is currently assessing its ability to prepare and file its financial statements.


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

  10.1.3       Management Agreement and Joint Venture         Exhibit 10.1.3 to Registrant's Annual Report on
               Agreement dated as of February 15, 1989        Form 10-K for the fiscal year ended
               between Registrant                             December 30, 1988
               and CCC                                        (File No. 0-14871)

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

  10.2.2       Assignment dated July 2, 1986                  Exhibit 10.2.2 to Registrant's Annual Report on
               between Registrant and Century-ML Cable        Form 10-K for the fiscal year ended
               Corporation ("C-ML")                           December 26, 1986
                                                              (File No. 0-14871)

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

  10.3.2       Second Restated Credit Agreement dated         Exhibit 10.3.2 to  Registrant's Annual Report
               December 1, 1992 among                         on Form 10-K for the fiscal year ended
               Century-ML Cable Corporation,                  December 25, 1992
               Century/ML Cable Venture and Citibank          (File No. 0-14871)

  10.3.3       Amendment dated as of September 30, 1993       Exhibit 10.3.3 to Registrant's Quarterly Report on
               among Century-ML Cable                         Form  10-Q
               Corporation, the banks parties                 for the quarter ended
               to the Credit Agreement, and Citibank, N.A.    September 24, 1993
               and Century/ML Cable Venture                   (File No. 0-14871)


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

  10.9         Security Agreement dated as of                 Exhibit 10.10 to Registrant's Annual Report on
               December 22, 1986 among Registrant, ML         Form 10-K for the fiscal year ended
               California and BA                              December 26, 1987
                                                              (File No. 0-14871)


  10.10        Assets Purchased Agreement dated as of         Exhibit 28.1 to Registrant's
               September 17, 1986 between                     Form 8-K Report dated
               Registrant and Loyola University               February 2, 1987
                                                              (File No. 33-2290)

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

  10.23.1      Second Amendment dated as of July 30, 1993     Exhibit 10.23.1 to Registrant's Quarterly Report on Form
               to the Amended and Restated Credit,            10-Q for the quarter ended June 25, 1993
               Security and Pledge Agreement dated as of      (File No. 0-14871)
               August 15, 1988, as amended and restated as
               of July 19, 1989 and as amended by the
               First Amendment thereto dated as of August
               14, 1989 among Registrant, Wincom
               Broadcasting Corporation, Win
               Communications Inc., Win Communications
               Inc. of Indiana, WEBE Associates, WICC
               Associates, Media Management Partners, and
               Chemical Bank and Chemical Bank, as Agent

  10.24        Agreement of Consolidation, Extension,          Exhibit 10.34 to Registrant's Quarterly Report on
               Amendment and Restatement of the                Form 10-Q for the quarter ended June 30, 1989
               WREX Credit Agreement and KATC                  (File No. 0-14871)
               Credit Agreement between Registrant
               and Manufacturers Hanover Trust
               Company dated as of June 21, 1989


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

  10.30.2      Indemnity Escrow Agreement between             Exhibit 10.40.2 to Registrant's Form 8-K Report dated
               Registrant and Ponca/Universal Holdings,       July 8, 1992
               Inc. dated as of July 8, 1992                  (File No. 0-14871)

  10.30.3      Assignment by Registrant in favor of           Exhibit 10.40.3 to Registrant's Form 8-K Report dated
               Chemical Bank, in its capacity as agent for    July 8, 1992
               itself and the other banks party to the        (File No. 0-14871)
               credit agreement dated as of September 19,
               1988, among Registrant, Universal, certain
               subsidiaries of Universal, and
               Manufacturers Hanover Trust Company, as
               agent

  10.30.4      Confirmation of final Universal agreements      Exhibit 10.40.4 to Registrant's Quarterly Report
               between Registrant and Manufacturers            on Form 10-Q
               Hanover Trust Company,                          for the quarter ended
               dated April 3, 1992                             September 25, 1992
                                                               (File No. 0-14871)

  10.30.5      Letter regarding discharge and release of       Exhibit 10.40.5 to  Registrant's Quarterly Report
               the Universal Companies and Registrant          on Form 10-Q
               dated July 8, 1992 between Registrant and       for the quarter ended
               Chemical Bank (as successor, by merger, to      September 25, 1992
               Manufacturers Hanover Trust Company)            (File No. 0-14871)

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

10.39          Interest Acquisition Agreement dated as of     Exhibit 10.1 to Registrant's Current Report
               June 3, 2005 by and among ML Media             on Form 8-K
               Partners, L.P., Century Communications         dated June 20, 2005
               Corporation, Century-ML Cable Venture,         (File No. 0-14871)
               Century-ML Cable Corp. and San Juan
               Cable LLC

14.1           Code of Ethics for Principal Executive and     Exhibit 14.1 to Registrant's Annual Report on Form 10-K for
               Senior Financial Officers                      the fiscal year ended December 26, 2003 (File No. 0-14871)

16.1           Letter from Deloitte & Touche LLP to the       Exhibit 16.1 to Registrant's Current Report on Form 8-K
               Securities and Exchange Commission, dated      dated March 24, 2006
               March 24, 2006                                 (File No. 0-14871)

  18.1         Letter from Deloitte, Haskins & Sells          Exhibit 18.1 to Registrant's Annual Report
               regarding the change in                        on Form 10-K
               accounting method, dated March 30, 1989        for the fiscal year ended
                                                              December 30, 1988
                                                              (File No. 0-14871)

  99.1         Pages 12 through 19 and 38 through 46 of       Prospectus dated February 4, 1986,
               Prospectus dated February 4, 1986,             filed pursuant to Rule 424(b) under the
               filed pursuant to Rule 424(b) under            Securities Act of 1933, as amended
               the Securities Act of 1933, as amended         (File No. 33-2290)


  99.2         Plan of Reorganization under Chapter 11 of     Exhibit 99.1 to Registrant's Current Report on
               the Bankruptcy Code filed                      Form 8-K
               by Century/ML Cable Venture, dated             dated September 7, 2005
               August 9, 2005                                 (File No. 0-14871)

  99.3         Order Confirming Plan of Reorganization of     Exhibit 99.2 to Registrant's Current Report on Form 8-K
               Century/ML Cable Venture, dated September      dated September 7, 2005 (File No. 0-14871)
               7, 2005

  99.4         Estate Administration Agreement dated          Exhibit 99.3 to Registrant's Current Report on Form 8-K
               September 7, 2005 between ML Media             dated September 7, 2005 (File No. 0-14871)
               Partners, L.P. and Century Communications
               Corp.


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

                             ML MEDIA PARTNERS, L.P.
                             By: Media Management Partners
                                 General Partner

                             By: ML Media Management Inc.

Dated: March 30, 2006        /s/ George A. Bitar
                             ---------------------------------------------------
                             George A. Bitar
                             President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated.

RP MEDIA MANAGEMENT
                    Signature                                       Title                              Date
/s/ I. Martin Pompadur                              President, Secretary and Director       March 30, 2006
-------------------------------------------------   (principal executive officer of
     (I. Martin Pompadur)                                    Registrant)

/s/ Elizabeth McNey Yates                           Executive Vice President                March 30, 2006
-------------------------------------------------
     (Elizabeth McNey Yates)

ML MEDIA MANAGEMENT INC.

                    Signature                                       Title                              Date
/s/ George A. Bitar                                 President and Director                  March 30, 2006
-------------------------------------------------
        (George A. Bitar)


/s/ Robert F. End                                   Vice President and Director             March 30, 2006
-------------------------------------------------
        (Robert F. End)


/s/ Jeffrey Meshberg                                Vice President, Treasurer and           March 30, 2006
-------------------------------------------------   Director (principal financial and
        (Jeffrey Meshberg)                          accounting officer of Registrant)

/s/ Angel L. Morales                                Vice President and Director             March 30, 2006
-------------------------------------------------
        (Angel L. Morales)
