Form 10-Q
period 2006-03-31
ML MEDIA PARTNERS LP
filed 2006-05-15
CIK 785959

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

For the Quarterly Period Ended March 31, 2006

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

Yes                       No    X
   ---------                -----------

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One):
 Large Accelerated Filer        Accelerated Filer        Non-Accelerated Filer
                                                                    X
        -------------             -------------               ------------

     Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.

 Yes                             No      X
    ------------                   -------------

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

Item 1A.      Risk Factors.

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

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

(a)          Background

     Registrant and Century Communications Corporation ("Century", a subsidiary of Adelphia Communications Corporation ("Adelphia")) had been joint venture participants in Century/ML Cable Venture (the "Venture") , which directly or through its wholly-owned subsidiary, Century-ML Cable Corp. ("C-ML Cable
Corp."), owned and operated two cable television systems in Puerto Rico (the "Systems"). Registrant and Century each owned 50% of the Venture and C-ML Cable Corp. was a wholly-owned subsidiary of the Venture. Registrant's interest in the Venture had been its sole remaining operating interest in media properties. As described below, this interest was sold on October 31, 2005.

(b)          Litigation Against Adelphia Communications Corporation And Others

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

     On September 7, 2005, the Bankruptcy Court for the Southern District of New York confirmed the Plan of Reorganization (the "Plan") of the Venture, which contemplated the sale of the interests in the Venture as described below. The Plan of Reorganization of the Venture became effective upon consummation of the sale of the interests in the Venture.

     On October 31, 2005, Registrant and Century consummated the sale of their interests in the Venture to San Juan Cable LLC (the "Buyer"), a newly-formed Puerto Rico limited liability company owned by MidOcean Partners, L.P., Crestview Partners and other investors, pursuant to an Interest Acquisition Agreement among Registrant, Century, the Venture, C-ML Cable Corp. and the Buyer. Registrant's interest in the Venture had been its sole remaining operating interest in media properties. Reference is made to Registrant's Current Report on Form 8-K dated October 31, 2005 for further information on the terms of the sale of the interests in the Venture.

     For the three months ended March 31, 2006, Registrant incurred approximately $2,207,000, for costs relating to the above legal proceedings, including legal fees, accounting fees, expert fees and other costs. Cumulative costs related to such legal proceedings totaled approximately $14,849,000 through March 31, 2006.

     On May 11, 2006, Registrant entered into a Settlement Agreement and Mutual General Release (the "Settlement Agreement") dated as of May 11, 2006 with Adelphia, Century and the bankruptcy estate of the Venture.

     Pursuant to the Settlement Agreement, Adelphia and Century agreed to pay to Registrant the amount of $87 million ("Settlement Amount") in settlement of all litigations and claims of Registrant against them, and Adelphia and Century agreed that Registrant could withdraw all of the approximately $263 million representing Registrant's 50% share ("Registrant's Net Sales Proceeds") of the net proceeds of the sale of the interests in the Venture to the Buyer. Registrant's Net Sale Proceeds and all of the proceeds of the sale payable to Century have been held in an escrow account pending resolution of the litigations described above. Pursuant to the Settlement Agreement, (a) Century retained the right to receive 100% of (i) the $13.5 million deferred purchase price payable by the Buyer, (ii) any portion of the $25 million in the Indemnity Escrow Account not paid to the Buyer, and (iii) any amount in the Plan Funding Reserve not required to satisfy claims against the Venture and (b) Adelphia and Century agreed to indemnify and hold Registrant harmless from any liabilities to the Buyer (including any purchase price adjustment payable to the Buyer), any liabilities excluded from the sale to the Buyer, and any liabilities relating to the ownership or operation of the Venture.

The Settlement Agreement is subject to Bankruptcy Court approval.

     Reference is made to Registrant's Current Report on Form 8-K dated May 12, 2006 for more information on the Settlement Agreement; a copy of the Settlement Agreement is attached as an exhibit to the Current Report.

Item 1A.     Risk Factors.
             ------------

     The  following   risk  factor   updates  the  risk  factors  set  forth  in
Registrant's Annual Report on Form 10-K for the year ended December 30, 2005.

     There can be no assurances that the Settlement Agreement will be approved by the Bankruptcy Court without objection or appeal.

     As indicated above, on May 11, 2006, Registrant entered into the Settlement Agreement with Adelphia, Century and the bankruptcy estate of the Venture. Pursuant to the Settlement Agreement, Adelphia and Century agreed to pay to Registrant the Settlement Amount in settlement of all litigations and claims of Registrant against them, and Adelphia and Century agreed that Registrant could withdraw all of the approximately $263 million representing Registrant's Net Sales Proceeds of the sale of the interests in the Venture to the Buyer. Registrant's Net Sale Proceeds and all of the proceeds of the sale payable to Century have been held in an escrow account pending resolution of the litigations described above. Pursuant to the Settlement Agreement, (a) Century retained the right to receive 100% of (i) the $13.5 million deferred purchase price payable by the Buyer, (ii) any portion of the $25 million in the Indemnity Escrow Account not paid to the Buyer, and (iii) any amount in the Plan Funding Reserve not required to satisfy claims against the Venture and (b) Adelphia and Century agreed to indemnify and hold Registrant harmless from any liabilities to the Buyer (including any purchase price adjustment payable to the Buyer), any liabilities excluded from the sale to the Buyer, and any liabilities relating to the ownership or operation of the Venture.

     The Settlement Amount will be paid to Registrant only upon entry of a final order of the Bankruptcy Court approving the Settlement Agreement. There can be no assurance that the Settlement Agreement will be approved by the Bankruptcy Court. If the Settlement Agreement is not approved, Registrant can still retain the $263 million distributed to it, however, the litigations would continue and Registrant would continue to accrue additional costs related thereto. If the Settlement Agreement is approved by order of the Bankruptcy Court, such order will be subject to appeal by creditors for a period of ten days. There can be no assurance that the Settlement Agreement, if approved by the Bankruptcy Court, will not be appealed, which could delay or prevent the entry of a final order of the Bankruptcy Court with respect to the Settlement Agreement.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
             -------------------------------------------------------------
Not applicable.

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

Item 5.      Other Information.
             ------------------

     (a) Reference is made to Registrant's Current Report on Form 8-K dated October 31, 2005 for further information on the terms of the sale of the interests in the Venture and Registrant's Current Report on Form 8-K dated May 12, 2006 for further information on the terms of the Settlement Agreement.

     (b) For the reasons stated below, Registrant's consolidated financial statements for the quarterly periods ended April 1, 2005 and March 31, 2006 have been omitted from Part I, Item 1 of this report. Accordingly, information derived from the financial statements that otherwise would be included in Items 2 and 3 of Part I is also omitted.

     Financial statements for the fiscal years ended December 31, 1999 and December 25, 1998 were filed on May 3, 2000 with Registrant's annual report on Form 10-K for the year ended December 31, 1999.

     The financial statements of the Venture are a material component of Registrant's financial statements for periods in which Registrant held its interest in the Venture. Under the terms of the joint venture agreement relating to the Venture, Adelphia had the responsibility for maintaining the books and records of the Venture. Although Adelphia had previously furnished to Registrant audited financial statements of the Venture for the year ended December 31, 2000, Registrant had raised questions with respect to certain items in those financial statements, as reported in Registrant's Form 10-Q for the quarter ended September 29, 2000. Registrant had not received satisfactory responses from Adelphia with respect to such questions, and accordingly, had been unable to prepare financial statements for the years ended December 29, 2000, December 28, 2001, December 27, 2002, December 26, 2003, December 31, 2004 and December 30, 2005. In addition, as a result of events related to Adelphia, Deloitte & Touche LLP ("D&T"), the auditors for the Venture during this time period, retracted its audit of the Venture for the years ended December 31, 1999, 2000 and 2001.

     In connection with the sale of interests in the Venture described above, the Venture retained PricewaterhouseCoopers LLP to audit the Venture for the years ended December 31, 2000, 2001, 2002, 2003 and 2004, which audited financial statements were received by Registrant on October 13, 2005. Also in connection with the sale of interests in the Venture, Adelphia prepared unaudited financial statements of the Venture for the ten months ended October 31, 2005.

     On March 24, 2006, D&T, which had served as Registrant's auditors since Registrant's inception, informed Registrant that due to ongoing litigation between D&T and Adelphia, D&T would no longer be in a position to serve as Registrant's independent auditors, and that it was resigning effective immediately. D&T has not completed an audit or issued a report on any financial statements of Registrant since its audit of Registrant's financial statements for the year ended December 31, 1999, on which it issued its report dated March 27, 2000. As noted above, D&T previously served as the independent auditors for the Venture until June 14, 2002, when it resigned and withdrew its report on the Venture's financial statements for the years ended 1999, 2000 and 2001. Reference is made to Registrant's Current Report on Form 8-K dated March 24, 2006 for further information on D&T's resignation.

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

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May, 2006

              ML-MEDIA PARTNERS, L.P.

By:           Media Management Partners
              General Partner
                          By: ML Media Management Inc.


By:
              /s/  George A. Bitar
              ----------------------------------------
              George A. Bitar
              President and Director
              ML Media Management Inc.

RP Media Management


By:
              /s/  I. Martin Pompadur
              ----------------------------------------
              I. Martin Pompadur
              President, Secretary and Director
              RP Media Management
              (Principal Executive Officer of Registrant)

ML Media Management Inc.


By:
              /s/ Jeffrey Meshberg
              ---------------------------------------
              Jeffrey Meshberg
              Vice President, Treasurer and Director
              ML Media Management Inc.
              (Principal Financial Officer of Registrant)