Form 10-Q
period 2006-06-30
ML MEDIA PARTNERS LP
filed 2006-08-14
CIK 785959

Items 1, 2 and 3 of Part I are  omitted  from this
                           filing for the  reasons described in Part II, Item 5.


                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549
                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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
(Check One):
Large Accelerated       Filer Accelerated Filer      Non-Accelerated Filer
                                                                   X
    ----------                   ----------                   ----------

     Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.

                                      Yes                No
                                                            X
                                    --------            -------

                             ML-MEDIA PARTNERS, L.P.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk.

Item 4.       Controls and Procedures.


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.

Item 1A.      Risk Factors.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.       Defaults upon Senior Securities.

Item 4.       Submission of Matters to a Vote of Security Holders.

Item 5.       Other Information.

Item 6.       Exhibits.

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.
             ----------------------

See Part II, Item 5.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
             -------------------------------------------------------------------

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

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.
             -------------------

(a)          Background

     Registrant and Century Communications Corporation ("Century", a subsidiary of Adelphia Communications Corporation ("Adelphia")) had been joint venture participants in Century/ML Cable Venture (the "Venture"), which directly or through its wholly-owned subsidiary, Century-ML Cable Corp. ("C-ML Cable
Corp."), owned and operated two cable television systems in Puerto Rico (the "Systems"). Registrant and Century each owned 50% of the Venture and C-ML Cable Corp. was a wholly-owned subsidiary of the Venture. Registrant's interest in the Venture had been its sole remaining operating interest in media properties. As described below, this interest was sold on October 31, 2005.

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

     For the three and six months ended June 30, 2006, Registrant incurred approximately $1,164,000 and $3,371,000 respectively for costs relating to the above legal proceedings, including legal fees, accounting fees, expert fees and other costs. Cumulative costs related to such legal proceedings totaled approximately $16,013,000 through June 30, 2006.

     Registrant entered into a Settlement Agreement and Mutual General Release (the "Settlement Agreement") dated May 11, 2006 with Adelphia, Century and the bankruptcy estate of the Venture. Pursuant to the Settlement Agreement, Adelphia and Century agreed to pay Registrant $87 million ("Settlement Amount") in settlement of all litigations and claims of Registrant against them, and
Adelphia and Century agreed that Registrant could withdraw all of the approximately $263 million representing Registrant's 50% share ("Registrant's Net Sales Proceeds"), of the net proceeds from the sale of the interests in the Venture to the Buyer. Registrant's Net Sale Proceeds as well as proceeds of the sale payable to Century had been held in escrow pending resolution of the litigations described above. Pursuant to the Settlement Agreement, (a) Century retained the right to receive 100% of (i) the $13.5 million deferred purchase price payable by the Buyer, (ii) any portion of the $25 million in the Indemnity Escrow Account not paid to the Buyer, and (iii) any amount in the Plan Funding Reserve not required to satisfy claims against the Venture and (b) Adelphia and Century agreed to indemnify and hold Registrant harmless from any liabilities to the Buyer (including any purchase price adjustment payable to the Buyer), any liabilities excluded from the sale to the Buyer, and any liabilities relating to the ownership or operation of the Venture. Reference is made to Registrant's Current Report on Form 8-K dated May 12, 2006 for more information on the terms of the Settlement Agreement.

     The Settlement Agreement was approved by the Bankruptcy Court on May 22, 2006 and the approval became final on June 2, 2006 at which time the Settlement Amount was paid to Registrant and the parties exchanged general releases, other than claims for breach of the Settlement Agreement. Reference is made to Registrant's Current Report on Form 8-K dated June 2, 2006.

Item 1A.     Risk Factors.
             ------------

     As a result of the approval of the Settlement Agreement, the risk factors set forth in Registrant's (i) annual report on Form 10-K for the year ended December 30, 2005 and (ii) quarterly report on Form 10-Q for the quarter ended March 31, 2006 involving the litigation against Adelphia and others, and the related bankruptcy proceedings, are no longer applicable.

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

Item 5.      Other Information.
             -------------------

     (a) As a result of the receipt of the Registrant's Net Sales Proceeds and Settlement Amount, Registrant made the following two cash distributions to
Partners:

     1. On June 30, 2006, Registrant made a cash distribution to Partners in accordance with Registrant's partnership agreement, totaling $252.5 million. Limited partners received $202.1 million, or $1,075 per unit of limited partnership interest, and the General Partner received $50.4 million.

     2. On July 18, 2006, Registrant made a cash distribution to Partners in accordance with Registrant's partnership agreement, totaling $80.6 million. Limited partners received $56.4 million, or $300 per unit of limited partnership interest, and the General Partner received $24.2 million.

     (b) For the reasons stated below, Registrant's consolidated financial statements for the quarterly periods ended July 1, 2005 and June 30, 2006 have been omitted from Part I, Item 1 of this report. Accordingly, information derived from the financial statements that otherwise would be included in Items 2 and 3 of Part I is also omitted.

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

     Registrant is currently assessing its ability to prepare and file its financial statements. Registrant has pursued engaging a replacement independent auditor for its financial statements, but none of the "Big 4" accounting firms and none of the other firms contacted as of this date have been able to take on the engagement due to questions of independence or conflict.

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

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of August, 2006

              ML-MEDIA PARTNERS, L.P.

By:           Media Management Partners
              General Partner
              By: ML Media Management Inc.


By:
              /s/  George A. Bitar
              -------------------------
              George A. Bitar
              President and Director
              ML Media Management Inc.

RP Media Management


By:
              /s/ I. Martin Pompadur
              -----------------------------
              I. Martin Pompadur
              President, Secretary and Director
              RP Media Management
              (Principal Executive Officer of Registrant)

ML Media Management Inc.


By:
              /s/ Jeffrey Meshberg
              -------------------------
              Jeffrey Meshberg
              Vice President, Treasurer and Director
              ML Media Management Inc.
              (Principal Financial Officer of Registrant)