Form 10-Q
period 2006-09-29
ML MEDIA PARTNERS LP
filed 2006-11-13
CIK 785959

Items 1, 2 and 3 of Part I are omitted from this
filing for the reasons described in Part II, Item 5.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 29, 2006

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to
Commission file number 0-14871

ML MEDIA PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3321085
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Four World Financial Center - 23rd Floor
New York, New York	10080
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (800) 288-3694

Title of each Class	Name of each exchange on which registered
None	Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
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

See Part II, Item 5.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

See Part II, Item 5.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

See Part II, Item 5.

Item 4. Controls and Procedures.

ML Media Partners, L.P. (“Registrant”) maintains disclosure controls and procedures designed to ensure that information required to be disclosed in Registrant’s filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Registrant’s chief executive officer and chief financial officer have evaluated, with the participation of Registrant’s management, the effectiveness of Registrant’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, Registrant’s chief executive officer and chief financial officer concluded that Registrant’s disclosure controls and procedures are effective. However, see Part II, Item 5, Other Information.

There have been no changes in Registrant’s internal control over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On October 31, 2005, the Registrant sold its joint venture interest in Century/ML Cable Venture (the “Venture”), its last remaining operating interest in media properties.

On May 11, 2006, the Registrant entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”) with Adelphia Communications Corporation (“Adelphia”), Century Communications Corporation (“Century”) and the bankruptcy estate of the Venture in settlement of all litigations and claims of the Registrant against Adelphia and Century, including, without limitation, the litigations and claims related to the Leveraged Recapitalization Agreement (the “Recapitalization Agreement”) dated December 13, 2001.

Reference is made to Registrant’s Current Reports on Form 8-K dated May 12, 2006 and June 2, 2006 and Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 for further information on the sale of the Venture, the litigations against Adelphia and Century and the Settlement Agreement.

Highland Holdings (“Highland”), a Pennsylvania general partnership owned by members of the Rigas family, was a defendant in the litigations relating to the Recapitalization Agreement and Registrant did not release any claims it may have against Highland in the Settlement Agreement. Registrant is assessing its course of action with respect to its claims against Highland and its potential claims against Buchanan Ingersoll, P.C., the law firm that represented Adelphia, Century and Highland in the negotiation and execution of the Recapitalization Agreement and which rendered a legal opinion to the Registrant with respect to certain matters relating to the Recapitalization Agreement. Registrant had previously entered into an agreement tolling its potential claims against Buchanan Ingersoll, P.C.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the period covered by this report.

Item 5. Other Information.
(a) As a result of the receipt of the Registrant’s Net Sales Proceeds and Settlement Amount, Registrant made the following two cash distributions to Partners:

1.
On June 30, 2006, Registrant made a cash distribution to Partners in accordance with Registrant’s partnership agreement, totaling $252.5 million. Limited partners received $202.1 million, or $1,075 per unit of limited partnership interest, and the General Partner received $50.4 million.

2.
On July 18, 2006, Registrant made a cash distribution to Partners in accordance with Registrant’s partnership agreement, totaling $80.6 million. Limited partners received $56.4 million, or $300 per unit of limited partnership interest, and the General Partner received $24.2 million.

(b) For the reasons stated below, Registrant’s consolidated financial statements for the quarterly periods ended September 30, 2005 and September 29, 2006 have been omitted from Part I, Item 1 of this report. Accordingly, information derived from the financial statements that otherwise would be included in Items 2 and 3 of Part I is also omitted.

Financial statements for the fiscal years ended December 31, 1999 and December 25, 1998 were filed on May 3, 2000 with Registrant’s annual report on Form 10-K for the year ended December 31, 1999.

The financial statements of the Venture are a material component of Registrant’s financial statements for periods in which Registrant held its interest in the Venture. Under the terms of the joint venture agreement relating to the Venture, Adelphia had the responsibility for maintaining the books and records of the Venture. Although Adelphia had previously furnished to Registrant audited financial statements of the Venture for the year ended December 31, 2000, Registrant had raised questions with respect to certain items in those financial statements, as reported in Registrant’s Form 10-Q for the quarter ended September 29, 2000. Registrant had not received satisfactory responses from Adelphia with respect to such questions, and accordingly, had been unable to prepare financial statements for the years ended December 29, 2000, December 28, 2001, December 27, 2002, December 26, 2003, December 31, 2004 and December 30, 2005. In addition, as a result of events related to Adelphia, Deloitte & Touche LLP (“D&T”), the auditors for the Venture during this time period, retracted its audit of the Venture for the years ended December 31, 1999, 2000 and 2001.

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

On March 24, 2006, D&T, which had served as Registrant’s auditors since Registrant’s inception, informed Registrant that due to ongoing litigation between D&T and Adelphia, D&T would no longer be in a position to serve as Registrant’s independent auditors, and that it was resigning effective immediately. D&T has not completed an audit or issued a report on any financial statements of Registrant since its audit of Registrant’s financial statements for the year ended December 31, 1999, on which it issued its report dated March 27, 2000. As noted above, D&T previously served as the independent auditors for the Venture until June 14, 2002, when it resigned and withdrew its report on the Venture’s financial statements for the years ended 1999, 2000 and 2001. Reference is made to Registrant’s Current Report on Form 8-K dated March 24, 2006 for further information on D&T’s resignation.

Registrant has diligently pursued engaging a replacement independent auditor for its financial statements, but none of the “Big 4” accounting firms and none of the other firms contacted were able to take on the engagement for various reasons including questions of independence or conflict. Accordingly, Registrant has not been able to file financial statements.

(c) Registrant has no executive officers or directors. Media Management Partners, a New York general partnership (the “General Partner”), is Registrant’s sole general partner and manages Registrant’s affairs and has general responsibility and authority in all matters affecting its business. As a result, Registrant must look to the directors of IMP Media Management, Inc. and ML Media Management Inc., the corporate general partners of the General Partner (or, in the case of RP Media Management, its corporate general partner), as fulfilling the role of Registrant’s board. Registrant does not have in place procedures by which security holders may recommend nominees to Registrant’s board.

Item 6. Exhibits.

The certifications required to be filed or furnished, respectively, with this report pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 have not been so filed or furnished herewith as a result of the matters discussed in Part II, Item 5.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of
November, 2006

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